Form 10-Q
period 2013-09-30
Empire State Realty Trust, Inc.
filed 2013-11-12
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36105
EMPIRE STATE REALTY TRUST, INC.

(Exact name of Registrant as specified in its charter)

Maryland	37-1645259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Grand Central Place
60 East 42nd Street
New York, New York 10165
(Address of principal executive offices) (Zip Code)
(212) 953-0888
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No ☒
The Registrant became subject to filing requirements on October 1, 2013.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	94,489,699
Class B Common Stock, par value $0.01 per share	1,122,620
(Class)	(Outstanding on November 12, 2013)

EMPIRE STATE REALTY TRUST
Form 10-Q
for the quarter ended September 30, 2013

EXPLANATORY NOTE
The financial statements covered in this quarterly report of Empire State Realty Trust, Inc. (the “Company”) present the financial condition and results of operations of the Company’s predecessor, which is not a legal entity but rather a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which are owned by certain entities that the sponsors (Anthony E. Malkin and Peter L. Malkin) owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities we collectively refer to as the non-controlled entities, and are presented as uncombined entities in our combined financial statements. Specifically, the term “our predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performs various asset management services and routine administration with respect to, certain of the controlled and non-controlled entities, which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and either through a fee interest or a long-term leasehold in the underlying land, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which included non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but that are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions described in the prospectus, which we refer to as the “former existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that serves as the manager and leasing agent for certain of the former existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the former existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the former existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the former existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The financial statements covered in this report present the financial condition of the Company prior to the consummation of the Company's initial public offering of its Class A common stock (the "Offering") and formation transactions. Due to the timing of the Offering and the formation transactions, the results of operations discussion set forth in this report are not necessarily indicative of the future results of operations of the Company as a publicly-held company. The information provided in this report only reflects the financial condition of the Company as of September 30, 2013. The combined consolidated financial data for the Company’s predecessor is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the Offering and formation transactions.

ITEM 1. FINANCIAL STATEMENTS

Empire State Realty Trust, Inc.
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash	$110	$110
Total assets	$110	$110
EQUITY
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 1,000 shares issued and outstanding	$10	$10
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	90	90
Total stockholder’s equity	100	100
Noncontrolling interest	10	10
Total equity	$110	$110

The accompanying notes are an integral part of these financial statements.

NOTE 1. ORGANIZATION
Empire State Realty Trust, Inc. was organized as a Maryland corporation on July 29, 2011. The Company did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the initial public offering of its Class A common stock (the "Offering") and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013. Our operations commenced upon completion of the Offering and the Formation Transactions (as defined below) on October 7, 2013. Empire State Realty OP, L.P. (the "Operating Partnership") holds substantially all of the Company’s assets and conducts substantially all of its business. Upon completion of the Offering, the Company owned approximately 39.0% of the aggregate operating partnership units in the Operating Partnership.  The Company intends to elect and qualify to be taxed as a real estate investment trust ("REIT"), for U.S. federal income tax purposes, commencing with the portion of its taxable year ending December 31, 2013. Therefore, the accompanying condensed consolidated financial statements are not indicative of the Company’s past or future results and do not reflect its financial position, results of operations, changes in equity, and cash flows had they been presented as if the Company had completed its Formation Transactions and operating during the entirety of the periods presented. All references to “we,” “us,” “our,” the “Company,” and “ESRT” refer to Empire State Realty Trust, Inc. and its consolidated subsidiaries, including the Operating Partnership.
The Company, as the sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by the Company.
We entered into a series of formation transactions (the “Formation Transactions”), pursuant to which we acquired, substantially currently with the completion of the Offering through a series of contributions and merger transactions, the Company's portfolio of real estate assets that comprise its portfolio and ownership interests in the certain management entities. The Formation Transactions are described in greater detail in the final prospectus relating to the Offering, dated October 1, 2013, which the Company filed with the Securities and Exchange Commission (the “SEC”). The Operating Partnership owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area. The Operating Partnership owns 12 office properties, six standalone retail properties, and entitled land that will support the development of an office building and garage, all of which is included in the consolidated financial statements of the Company starting on October 7, 2013. The Operating Partnership used the net proceeds of the Offering to pay certain holders of interests in the existing entities (as defined herein) of the initial portfolio that were non-accredited investors or who elected to receive cash for their equity interests in certain of such entities; pay fees associated with the Company's secured revolving and term credit facility; pay fees in connection with the assumption of indebtedness; pay expenses incurred in connection with the Offering and the formation transactions; repay a loan that was made to one of the existing entities (as defined herein) by certain investors in such entity; and for general working capital purposes and to fund potential future acquisitions.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All significant intercompany balances and transactions have been eliminated.
Income Taxes
The Company believes that it is organized and will operate in the manner that will allow it to qualify as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2013. So long as it qualifies as a REIT, the Company will generally be entitled to a deduction for dividends paid and therefore will not be subject to federal corporate income tax on its net taxable income that is distributed to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the balance sheets and accompanying notes. Actual results could differ from those estimates.

Offering Costs
In connection with the Offering, the Company and affiliates of the Company have incurred accounting fees, legal fees and other professional fees. Such costs were deducted from the proceeds of the Offering.

Share-Based Compensation

Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the time of grant. As of September 30, 2013, there have been no share-based grants.
NOTE 3. COMMITMENTS AND CONTINGENCIES
Option Properties
The Company has executed option agreements with affiliates of its predecessor granting the Company the right to acquire long-term leasehold and/or sub-leasehold interests in the option properties following the resolution of the recently resolved litigation relating to these properties. The Company did not exercise the option for either of the option properties prior to the closing of the Offering. Concurrently with the consummation of the Offering, the Company entered into asset management agreements with respect to each of the option properties. The option properties consist of 112-122 West 34th Street and 1400 Broadway, both office properties in midtown Manhattan. The Company’s management team believes that, if acquired, 112-122 West 34th Street and 1400 Broadway would be consistent with its portfolio composition and strategic direction. The purchase price for each of the option properties will be based on an appraisal by independent third parties, unless the Company and the owners of the properties, with the consent of the Helmsley estate (a member of the owners of the option properties), agree to a negotiated price. The Company has agreed that Anthony E. Malkin, its Chairman, Chief Executive Officer and President, will not participate in the negotiations and valuation process on the Company’s behalf. One or more of the Company’s independent directors will lead the appraisal or negotiation process on its behalf and a majority of its independent directors must approve the price and terms of the acquisition of interests in each of the option properties. The purchase price is payable in a combination of cash, shares of our common stock and operating partnership units, but the Helmsley estate will have the right to elect to receive all cash. The Company's option expires on the later of (i) March 19, 2014 with respect to 112-122 West 34th Street and July 29, 2014 with respect to 1400 Broadway (which dates are 12 months after the recently resolved litigation with respect to the properties) or (ii) five months after the completion of the independent valuation described above, which completion shall not be later than six months following the closing of the Offering.

Litigation
In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by Malkin Holdings LLC (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs asserted claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Estate of Leona M. Helmsley, the Operating Partnership and the Company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They alleged, among other things, that the terms of the consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the participants in the existing entities, the consolidation provides excessive benefits to Malkin Holdings LLC and its affiliates and the then-draft prospectus/consent solicitation statement filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed consolidation. The complaints sought money damages and injunctive relief preventing the consolidation. The Class Actions were consolidated and co-lead plaintiffs' counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs' counsel and defendants' counsel, was that the consolidation had been structured in such a manner that would cause participants in ESBA, 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the other predecessor or contributing entities (the "private entities" and together with the subject LLCs, the "existing entities"). The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer's valuation process and methodology, that the disclosures in the

Registration Statement on Form S-4, as amended, are appropriate, that the consolidation presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants' serious consideration and that each of the named class representatives intends to support the consolidation as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the Company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed consolidation on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs' counsel's court-approved expenses and payment of plaintiffs' counsel's court-approved attorneys' fees (which are included within the $55.0 million settlement payment) and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants' agreement that (a) the Offering will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLCs' percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation statement by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600 million are raised in the Offering, defendants will not proceed with the consolidation without further approval of the subject LLCs; and (iii) defendants' agreement to make additional disclosures in the prospectus/consent solicitation statement regarding certain matters (which are included therein). Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings LLC (provided that none of Malkin Holdings LLC's affiliates that would become a direct or indirect subsidiary of the Company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The Company and the Operating Partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against the defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs' counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs' counsel has had adequate opportunity to review such supplement. The settlement was subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing.

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the Class Actions and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013, the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the Class Actions, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants' assertion that preliminary approval be denied and granted preliminary approval of the settlement.

Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in Malkin Holdings LLC's favor, holding that the buyout provisions of the participation agreements with respect to ESBA are legally binding and enforceable and that participants do not have the rights they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the class action settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are participants in all of the subject LLCs and private entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the consolidation or the Offering. The settlement will not become final until resolution of any appeal.

Also on May 17, 2013, the court issued its Opinion and Order on attorneys' fees. Class counsel applied for an award of $15.0 million in fees and $295,895 in expenses, which the court reduced to $11.5 million in fees and $265,282 in expenses (which are included within the $55.0 million settlement payment).

The participants who challenged the buyout provision filed a notice of appeal of the court's April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, Malkin Holdings LLC filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay. On July 16, 2013, these participants filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, are required to perfect the appeal. On September 4, 2013, Malkin Holdings LLC filed its brief on the appeal, and also moved to dismiss the appeal on the grounds that these participants lack standing to pursue it. Malkin Holdings LLC contended that these participants were not entitled to appraisal under the New York Limited Liability Company Law because, among other reasons, (i) they are not members of ESBA, and only members have such rights; (ii) the transaction in question is not a merger or consolidation as defined by statute, and appraisal only applies in those transactions; and (iii) when ESBA was converted into a limited liability company, the parties agreed that no appraisal would apply. Moreover, Malkin Holdings LLC contended that only the 12 participants who opted out of the class action settlement could pursue appraisal, because that settlement contains a broad release of (and there is an associated bar order from the court preventing) any such claims. Malkin Holdings LLC further noted that of the six participants attempting to pursue the appeal, only two had in fact opted out of the class action settlement. On September 13, 2013, these participants filed their reply brief on the appeal, and opposed the motion to dismiss. On September 19, 2013, Malkin Holdings LLC filed its reply brief on the motion to dismiss. On October 3, 2013, the appeals court denied the motion to dismiss without prejudice to address the matter directly on the appeal, effectively referring the issues raised in the motion to the panel that will hear the appeal itself. Oral argument on the appeal is scheduled for November 21, 2013.

In addition, on June 20, 2013, these same participants filed additional notices of appeal from the trial court's rulings in the Class Actions. These notices of appeal related to (i) the order entered February 22, 2013 granting preliminary approval of the Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf of ESBA participants; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys' fees and costs.
Any decision on the appeal on the New York Limited Liability Law issue could take many months. We cannot predict timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court's decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on the Company and the Operating Partnership, which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting participants have requested, as described above. Although there can be no assurance, Malkin Holdings LLC believes that the trial court's decision was correct, and it will be upheld on appeal.
As noted, class members who objected to the Class Action settlement filed notices of appeal from the court's decision to approve the Stipulation of Settlement. As a result, the Company may incur costs associated with defending any such appeal or paying any judgment if the defendants lose. The timing or outcome of an appeal cannot be predicted. If the court's decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on the Company, including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, Malkin Holdings LLC believes that the trial court's decision was correct, and that it will be upheld on appeal.
There is a risk that other third parties will assert claims against the Company, the Operating Partnership or Malkin Holdings LLC, including, without limitation, that Malkin Holdings LLC breached its fiduciary duties to investors in the existing entities or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against the Company, the Operating Partnership or Malkin Holdings LLC.
NOTE 4. SUBSEQUENT EVENTS
The Company completed the Offering on October 7, 2013. The Company issued 82,225,000 shares at $13.00 per share. The gross proceeds were approximately $1.07 billion and the net proceeds from the Offering were approximately $884.1 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of the Offering and formation transactions). Concurrently with the Offering, the Company completed a series of formation transactions pursuant to which it acquired, through a series of contributions and merger and asset purchase transactions, the assets and liabilities of (i) its predecessor and (ii) the entities through which the predecessor held non-controlling interests in four properties, for which the predecessor acted as the supervisor but which were not combined into the predecessor for accounting purposes. In the aggregate, these interests comprise the Company's ownership of its property portfolio. Upon completion of the Offering and formation transactions, all of the holders of interests in the predecessor received shares of common stock, operating partnership units and/or cash as consideration for their respective interests, and as a result became equity owners of the Company and/or its Operating Partnership. Holders of interests in the predecessor who received cash did not become equity owners of the Company. The formation transactions, including the consideration received by the holders of interests in the predecessor, are described in greater detail in the final prospectus relating to the Offering, dated October 1, 2013, which the Company filed with the Securities and Exchange Commission (the “SEC”).
Concurrently with the closing of the Offering, we entered into an agreement for a secured revolving and term credit facility in the maximum aggregate original principal amount of up to $800,000. The secured revolving and term credit facility was used primarily to fully repay the existing $500,000 term loan previously secured by the Empire State Building, which had a balance of $300,000 as of September 30, 2013.

Empire State Realty Trust, Inc. Predecessor
Condensed Combined Balance Sheets
September 30, 2013 and December 31, 2012
(amounts in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Commercial real estate properties, at cost:
Land	$102,475	$102,475
Development costs	15,860	16,039
Building and improvements	655,753	631,814
Building leasehold interests and improvements	216,970	189,002
	991,058	939,330
Less: accumulated depreciation	(280,142)	(257,091)
Commercial real estate properties, net	710,916	682,239
Cash and cash equivalents	105,600	51,499
Restricted cash	33,986	32,268
Tenant and other receivables, net of allowance of $495 and $188 as of September 30, 2013 and December 31, 2012, respectively	8,836	8,701
Deferred rent receivables, net of allowance of $193 and $735 as of September 30, 2013 and December 31, 2012, respectively	53,752	49,827
Investment in non-controlled entities	88,304	76,879
Deferred costs, net	98,134	92,226
Due from affiliated companies	13,277	46,413
Prepaid expenses and other assets	9,417	12,501
Total assets	$1,122,222	$1,052,553
LIABILITIES AND OWNERS' EQUITY (DEFICIT)
Liabilities:
Mortgage notes payable	$1,061,048	$978,150
Unsecured loan and notes payable—related parties	22,089	18,339
Accrued interest payable	3,260	3,409
Accounts payable and accrued expenses	31,009	26,889
Due to affiliated companies	10,676	12,376
Deferred revenue and other liabilities	8,314	7,390
Tenants’ security deposits	17,444	16,859
Total liabilities	1,153,840	1,063,412
Owners’ deficit	(31,618)	(10,859)
Total liabilities and owners’ equity (deficit)	$1,122,222	$1,052,553

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. Predecessor
Condensed Combined Statements of Income
For the Three and Nine Months Ended September 30, 2013 and 2012
(amounts in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental revenue	$45,228	$43,405	$134,133	$129,673
Tenant expense reimbursement	7,180	7,889	20,814	22,570
Third-party management and other fees	884	739	5,067	3,909
Construction revenue	5,869	3,587	18,269	11,731
Other income and fees	3,117	3,795	5,984	8,778
Total revenues	62,278	59,415	184,267	176,661
Operating expenses:
Operating expenses	14,170	13,261	40,128	41,446
Marketing, general, and administrative expenses	9,633	5,730	22,807	13,305
Construction expenses	5,933	3,875	18,722	12,575
Real estate taxes	8,003	7,794	23,790	22,493
Formation transaction expenses	1,507	917	4,507	1,640
Depreciation and amortization	12,763	11,000	38,030	31,877
Total operating expenses	52,009	42,577	147,984	123,336
Operating income	10,269	16,838	36,283	53,325
Other income (expense):
Equity in net income of non-controlled entities	6,918	5,912	14,816	13,498
Interest expense	(14,906)	(13,735)	(43,817)	(40,223)
Net income	$2,281	$9,015	$7,282	$26,600

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. Predecessor
Condensed Combined Statement of Owners’ Deficit
September 30, 2013
(amounts in thousands)
(unaudited)

Owners' deficit at December 31, 2012	$(10,859)
Net income—January 1 through September 30, 2013	7,282
Contributions from owners—January 1 through September 30, 2013	3,924
Distributions to owners—January 1 through September 30, 2013	(31,965)
Owners' deficit at September 30, 2013	$(31,618)
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. Predecessor
Condensed Combined Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$7,282	$26,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,581	35,148
Straight-lining of rental revenue	(3,383)	(2,128)
Bad debts (recoveries)	(597)	513
Equity in net income of non-controlled entities	(14,816)	(13,498)
Distributions of cumulative earnings of non-controlled entities	3,391	8,347
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	(633)	1,338
Tenant and other receivables	(80)	6,034
Deferred leasing costs	(9,771)	(8,474)
Due to/from affiliated companies, net	26,901	32,662
Prepaid expenses and other assets	3,084	2,022
Accounts payable and accrued expenses	6,287	(3,965)
Accrued interest payable	(149)	266
Deferred revenue and other liabilities	924	781
Net cash provided by operating activities	62,021	85,646
Cash Flows From Investing Activities
Increase in restricted cash for investing activities	(500)	(1,672)
Development costs	179	—
Increase in due from affiliates for advances for leasehold interests and improvements	—	(15,061)
Additions to building and improvements and building leasehold interests	(56,129)	(53,103)
Net cash used in investing activities	(56,450)	(69,836)
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	102,947	60,000
Repayment of mortgage notes payable	(20,049)	(8,577)
Proceeds from unsecured loan payable	3,750	147
Deferred financing costs	(3,482)	(2,245)
Offering costs	(6,595)	(10,585)
Contributions from owners	3,924	2,107
Distributions to owners	(31,965)	(49,738)
Net cash provided by (used in) financing activities	48,530	(8,891)
Net Increase in Cash and Cash Equivalents	54,101	6,919
Cash and Cash Equivalents—beginning of period	51,499	86,316
Cash and Cash Equivalents—end of period	$105,600	$93,235
Supplemental Disclosures of Cash Flow Information -
Interest paid during the period	$38,380	$36,686
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
1. Organization and Description of Business
As used in these condensed combined financial statements, unless the context otherwise requires, “we,” “us,” and “our company” mean the predecessor (as defined below) for the periods presented and Empire State Realty Trust, Inc. and its combined subsidiaries upon the consummation of its initial public offering of Class A common stock (the "Offering"), and the formation transactions defined below.
Empire State Realty Trust, Inc. is a Maryland corporation formed on July 29, 2011 to acquire the assets or equity interests of entities owning various controlling and non-controlling interests in real estate assets and certain management businesses controlled and/or managed by Mr. Peter L. Malkin and Mr. Anthony E. Malkin, or the Sponsors.
Prior to or concurrently with the completion of the Offering, we engaged in a series of formation transactions pursuant to which we acquired, through a series of contributions and merger transactions, these assets, interests, and businesses which we refer to as our formation transactions. The formation transactions enabled us to (i) combine the ownership of our property portfolio under our operating partnership subsidiary, Empire State Realty OP, L.P., a Delaware limited partnership, or our operating partnership; (ii) succeed to the asset management, property management, leasing and construction businesses of the predecessor; (iii) facilitate the Offering; and (iv) elect to be and qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2013. On October 7, 2013, we completed the Offering. See Note 12 - Subsequent Events. We did not have any operating activity until the consummation of the Offering and the formation transactions on October 7, 2013. Accordingly, we believe that a discussion of the results of Empire State Realty Trust, Inc. would not be meaningful for the periods covered by these financial statements prior to the completion of those transactions.
The Predecessor
The predecessor is not a legal entity but rather a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which were owned by certain entities that the Sponsors owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities which we collectively refer to as the non-controlled entities, and are presented as uncombined entities in our combined financial statements. Specifically, the term “the predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performed various asset management services and routine administration with respect to, certain of the existing entities (as described below), which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and either through a fee interest or a long-term leasehold in the underlying land, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which include non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but that are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions, which we refer to as the “existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The term “the predecessor’s management companies” refers to the supervisor, Malkin Properties, Malkin Properties NY, Malkin Properties CT and Malkin Construction, collectively. The predecessor accounted for its investment in the non-controlled entities under the equity method of accounting.
Controlled Entities:
As of September 30, 2013 and December 31, 2012, properties that the Sponsors owned interests in and control, and whose operations are 100% consolidated into the financial statements of the predecessor include:

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
Office:
One Grand Central Place, New York, New York
250 West 57th Street, New York, New York
1359 Broadway, New York, New York
First Stamford Place, Stamford, Connecticut
Metro Center, Stamford, Connecticut
383 Main Avenue, Norwalk, Connecticut
500 Mamaroneck Avenue, Harrison, New York
10 Bank Street, White Plains, New York
Fee ownership position of 350 Fifth Avenue (Empire State Building), New York, New York
Fee ownership position of 501 Seventh Avenue, New York, New York
Retail:
10 Union Square, New York, New York
1010 Third Avenue, New York, New York
77 West 55th Street, New York, New York
1542 Third Avenue, New York, New York
69-97 Main Street, Westport, Connecticut
103-107 Main Street, Westport, Connecticut
Land Parcels:
We own entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties that will support the development of an approximately 380,000 rentable square foot office building and garage.
The acquisition of interests in our predecessor were recorded at historical cost at the time of the formation transactions.

Non-Controlled Entities:
As of September 30, 2013 and December 31, 2012, properties in which the Sponsors owned and controlled non-controlling interests and whose operations are reflected in our predecessor’s combined financial statements as an equity interest include:
Office:
Master operating lease position of 350 Fifth Avenue, New York, New York—Empire State Building Company L.L.C.
Master operating lease position of 1350 Broadway, New York, New York—1350 Broadway Associates L.L.C. (long term ground lease)
1333 Broadway, New York, New York—1333 Broadway Associates L.L.C.
Master operating lease position of 501 Seventh Avenue, New York, New York—501 Seventh Avenue Associates L.L.C.
All of our business activities are conducted through our operating partnership. We are the sole general partner of our operating partnership. Pursuant to the formation transactions, our operating partnership (i) acquired interests in the office and retail properties owned by the controlled entities (including our predecessor management companies) and the non-controlled entities and (ii) assumed related debt and other specified liabilities of such assets and businesses, in exchange for shares of our Class A common stock, Class B common stock, operating partnership units, and/or cash.
We are self-administered and self-managed. Additionally, we formed or acquired one or more taxable REIT subsidiaries, or TRSs, that are owned by our operating partnership. The TRSs, through several wholly-owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services,

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
cafeteria, restaurant and fitness center, property management and leasing, construction, and property maintenance.
2. Summary of Significant Accounting Policies
Basis of Quarterly Presentation and Principles of Combination
The accompanying unaudited condensed combined financial statements of the predecessor are prepared in accordance with United States generally accepted accounting principles, or GAAP, for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of the Predecessor’s management, all adjustments and eliminations (including intercompany balances and transactions), consisting of normal recurring adjustments, considered necessary for the fair presentation of the financial statements have been included. For purposes of comparison, certain items shown in the 2012 condensed combined financial statements have been reclassified to conform to the presentation used for 2013.
The condensed combined financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying condensed combined financial statements have been combined on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the Sponsors. Equity interests in the combining entities that were not controlled by the Sponsors are shown as investments in non-controlled entities. We also acquired these interests.

The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2012 contained in our registration Statement on Form S-11.
We consolidate a variable interest entity, or VIE, in which we are considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

Included in commercial real estate properties on our combined balance sheets as of September 30, 2013 and December 31, 2012 are approximately $475,272 and $444,259, respectively, related to our combined VIEs. Included in mortgages and other loans payable on our combined balance sheets as of September 30, 2013 and December 31, 2012 are approximately $697,179 and $609,910, respectively, related to our combined VIEs.
We will assess the accounting treatment for each investment we may have in the future. This assessment will include a review of each entity’s organizational agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we will review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance and benefit. In situations where we or our partner could approve, among other things, the annual budget, the entity’s tax return before filing, and leases that cover more than a nominal amount of space relative to the total rentable space at each property, we would not consolidate the investment as we consider these to be substantive participation rights that result in shared power of the activities that would most significantly impact the performance and benefit of such joint venture investment. Such agreements could also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the investment and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the combined balance sheets and in the combined statements of income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of the predecessor have been prepared on a combined basis, there is no non-controlling interest for the periods presented.

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
Accounting Estimates
The preparation of the condensed combined financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of combined and uncombined commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, and valuation of the allowance for doubtful accounts. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.

Income Taxes
As of September 30, 2013 and December 31, 2012, the New York City unincorporated business tax (“NYCUBT”) net operating loss carry forward was $17,362 and $15,846, respectively, expiring in the years 2021 to 2033. Taxable loss for the nine months ended September 30, 2013 was approximately $1,516 and taxable income for the nine months ended September 30, 2012 was $99. The net operating loss carry forwards net of the taxable income in 2013 gave rise to a deferred tax asset of $694 and $634 at September 30, 2013 and December 31, 2012, respectively. The deferred tax asset was fully reserved by a valuation allowance at September 30, 2013 and December 31, 2012. The valuation allowance increased by $60 during the nine months ended September 30, 2013 and decreased by $4 during the nine months ended September 30, 2012.
Fair Value
Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board ("FASB") guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.
Cash and cash equivalents, restricted cash, tenant and other receivables, due from affiliated companies, prepaid expenses and other assets, accrued interest payable, due to affiliate companies, deferred revenue, tenant security deposits, accounts payable and accrued expenses in our combined balance sheets approximate their fair value due to the short term maturity of these instruments.
The fair value of our mortgage notes payable and unsecured loans and notes payable-related parties, which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Empire State Realty Trust, Inc., Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

Level 3 - Valuations based significantly on unobservable inputs, including:

•
Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 3 valuations; and

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Share-Based Compensation

Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the time of grant. As of September 30, 2013, there have been no share-based grants.

Offering Costs and Formation Transaction Expenses
In connection with the Offering, we have incurred incremental accounting fees, legal fees and other professional fees. Such costs were deferred and will be recorded as a reduction of proceeds of the Offering. Certain costs associated with the Offering not directly attributable to the solicitation of consents of investors in the existing entities and the Offering, but rather related to structuring the formation transaction, were expensed as incurred.

3. Deferred Costs, Net
Deferred costs, net consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Leasing costs	$82,927	$78,865
Financing costs	27,090	23,609
Offering costs	32,319	27,789
Total	142,336	130,263
Less: Accumulated amortization	44,202	38,037
Deferred costs, net	$98,134	$92,226
Amortization expense related to deferred leasing costs was $6,390 and $5,602 and deferred financing costs was $5,551 and $3,271, for the nine months ended September 30, 2013 and 2012, respectively.
Offering costs for work done by employees of the supervisor on behalf of the non-controlled entities of approximately $1,067 for the nine months ended September 30, 2013 and $850 for the nine months ended September 30, 2012 were incurred and advanced by our supervisor. In addition, offering costs for work done by employees of the supervisor on behalf of the option properties of approximately $431 and $315 for the nine months ended September 30, 2013 and 2012, respectively, were incurred and advanced by our supervisor.

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

4. Investments in Non-controlled Entities
The following table reflects the activity in our investments in non-controlled entities for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30, 2013
	2013	2012
Balance at beginning of year	$76,879	$72,626
Equity in net income	14,816	13,498
Distributions	(3,391)	(8,347)
Balance at end of period	$88,304	$77,777

The following reflects combined summarized financial information of the non-controlled entities as of September 30, 2013:

Balance Sheets	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Real estate and development in process, net	$223,178	$39,515	$42,697	$19,746	$325,136
Other assets	149,575	35,360	22,086	14,346	221,367
Total assets	$372,753	$74,875	$64,783	$34,092	$546,503
Mortgage and notes payable	$—	$70,657	$53,223	$—	$123,880
Other liabilities	50,381	3,137	5,713	3,216	62,447
Total liabilities	50,381	73,794	58,936	3,216	186,327
Members’/partners’ equity	322,268	1,081	5,847	30,876	360,072
Non-controlling interest	104	—	—	—	104
Total equity	322,372	1,081	5,847	30,876	360,176
Total liabilities and equity	$372,753	$74,875	$64,783	$34,092	$546,503
Our share of equity—carrying value of our investments in non-controlled entities	$79,126	$(53)	$2,924	$6,307	$88,304

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

	Nine months ended September 30, 2013
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$98,561	$11,357	$16,076	$13,652	$139,646
Observatory revenue	76,680	—	—	—	76,680
Total revenue	175,241	11,357	16,076	13,652	216,326
Expenses:
Operating expenses—rental	89,117	5,669	7,825	10,100	112,711
Operating expenses—overage rent	10,894	—	—	106	11,000
Operating expenses—observatory	17,150	—	—	—	17,150
Interest	—	3,548	2,412	—	5,960
Depreciation and amortization	10,997	2,186	3,264	1,127	17,574
Total expenses	128,158	11,403	13,501	11,333	164,395
Net income (loss)	$47,083	$(46)	$2,575	$2,319	$51,931
Our share of equity in net income (loss) of non-controlled entities	$13,612	$(23)	$1,104	$123	$14,816

	Nine months ended September 30, 2012
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$102,659	$11,061	$15,953	$14,189	$143,862
Observatory revenue	68,493	—	—	—	68,493
Total revenue	171,152	11,061	15,953	14,189	212,355
Expenses:
Operating expenses—rental	93,689	5,423	8,217	9,882	117,211
Operating expenses—overage rent	26,572	—	—	2,252	28,824
Operating expenses—observatory	15,383	—	—	—	15,383
Interest	—	3,561	2,215	—	5,776
Depreciation and amortization	10,148	2,541	2,554	1,135	16,378
Total expenses	145,792	11,525	12,986	13,269	183,572
Net income (loss)	$25,360	$(464)	$2,967	$920	$28,783
Our share of equity in net income (loss) of non-controlled entities	$12,059	$(232)	$1,483	$188	$13,498

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
5. Debt
Mortgage notes payable are collateralized by the following respective real estate properties and assignment of operating leases at September 30, 2013 and December 31, 2012:

	Principal Balance as of September 30, 2013	Principal Balance as of December 31, 2012	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate debt
501 Seventh Avenue
(Note 1)	$1,047	$1,075	5.75%	6.44%	2/1/2014
(Note 2)(3)	31,749	32,589	5.75%	6.44%	2/1/2014
(Note 2)(3)	6,945	7,107	6.04%	6.72%	2/1/2014
1359 Broadway
(first lien mortgage loan)	9,666	9,922	5.75%	6.19%	8/1/2014
(second lien mortgage loan)(4)	5,612	5,761	5.75%	6.21%	8/1/2014
(second lien mortgage loan)(4)	11,408	11,689	5.87%	6.32%	8/1/2014
(second lien mortgage loan)(4)	18,700	19,068	6.40%	6.68%	8/1/2014
One Grand Central Place
(first lien mortgage loan)	72,284	73,922	5.34%	5.56%	11/5/2014
(second lien mortgage loan)(5)	14,961	15,187	7.00%	8.41%	11/5/2014
500 Mamaroneck Avenue	32,739	33,256	5.41%	6.73%	1/1/2015
250 West 57th Street
(first lien mortgage loan)	25,830	26,442	5.33%	6.68%	1/5/2015
(second lien mortgage loan)	11,321	11,524	6.13%	7.56%	1/5/2015
Metro Center
(Note 1)(6)	58,816	59,937	5.80%	5.93%	1/1/2016
(Note 2)(6)	37,701	38,151	6.02%	6.11%	1/1/2016
10 Union Square	21,053	21,284	6.00%	6.44%	5/1/2017
10 Bank Street	33,541	33,963	5.72%	5.90%	6/1/2017
1542 Third Avenue	19,103	19,370	5.90%	6.27%	6/1/2017
First Stamford Place	246,441	248,716	5.65%	5.86%	7/5/2017
1010 Third Avenue and 77 West 55th Street	28,217	28,570	5.69%	6.07%	7/5/2017
383 Main Avenue	30,492	30,924	5.59%	5.73%	7/5/2017
69-97 Main Street (7)	—	9,218	5.64%	—	5/1/2013
Total fixed rate debt	717,626	737,675
Floating rate debt
501 Seventh Avenue (third lien mortgage loan)	6,540	6,540	(8)	(8)	2/1/2014
The Empire State Building (secured term loan)	300,000	219,000	(9)	(9)	7/26/2014
One Grand Central Place (third lien mortgage loan)	6,382	—	(10)	(10)	11/5/2014
250 West 57th Street (third lien mortgage loan)	21,000	14,935	(11)	(11)	1/5/2015
69-97 Main Street	9,500	—	(12)	(12)	4/29/2015
Total floating rate debt	343,422	240,475
Total Mortgage Notes Payable	$1,061,048	$978,150

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
______________

(1)	The effective rate is the yield as of September 30, 2013, including the effects of debt issuance costs. There are no discounts or premiums on the notes.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents the two tranches of the second lien mortgage loan.

(4)	Represents three tranches of the second lien mortgage loan.

(5)	Represents a second lien mortgage loan.

(6)	Notes 1 and 2 are pari passu.

(7)	This loan was paid off with the proceeds of a new $9,500 floating rate loan which we closed on during April 2013.

(8)	Floating at 30 day LIBOR plus 2.0%. The rate as of September 30, 2013 was 2.18%.

(9)	Floating at 30 day LIBOR plus 2.5%. The rate as of September 30, 2013 was 2.68%. This loan was paid off with the proceeds of our secured revolving and term credit facility on October 7, 2013.

(10)	Interest at the greater of (i) Prime plus 0.50% and (ii) 3.75%. The rate as of September 30, 2013 was 3.75%.

(11)
Interest is paid based on a floating rate that is greater of (i) 4.25% and (ii) prime plus 1%. Prior to January 5, 2015, we have the option to fix the interest rate on all or any portion of the principal then outstanding, up to three times and in minimum increments of $5,000 to an annual rate equal to either (i) the greater of (a) 4.75% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of two days prior to the effective date of the fixing of the interest rate, and (ii) the greater of (a) 5.00% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of 30 days prior to the effective date of the fixing of the interest rate. If option (i) is selected, we will be subject to the payment of pre‑payment fees, and if option (ii) is selected, we may prepay the loan without any pre‑payment fees. The rate as of September 30, 2013 was 4.25%.

(12)	Floating at 30 day LIBOR plus 1.40% or Prime plus 0.50%. The rate as of September 30, 2013 was 1.58%.
Contractual Principal Payments
Contractual aggregate required principal payments on mortgage notes payable at September 30, 2013 are as follows:

2013 (October 1, 2013 – December 31, 2013)	$3,725
2014	493,748	(1)
2015	106,438
2016	97,716
2017	359,421
Thereafter	—	(1)
Total principal maturities	$1,061,048
______________
(1) 2014 includes $300.0 million which was paid off with the proceeds of our secured revolving and term credit facility on October 7, 2013. The maturity date of the new loan is October 7, 2018.
Unsecured Loan and Notes Payable
As of September 30, 2013, we held unsecured notes payable totaling $14,739 to trusts which benefit parties related to the Sponsors. The notes bear interest at a rate of 1.2% compounded annually and are due on November 14, 2020. This liability was distributed to certain owners of the predecessor and was not assumed by us.

On April 21, 2011, one of the combined entities (500 Mamaroneck, L.P.) entered into a promissory note agreement with the Sponsors, as agents for certain investors in 500 Mamaroneck, L.P. (“2011 Promissory Note”), under which such investors loaned $3,600 (including $1,174 from the Sponsors) to 500 Mamaroneck, L.P. Loans made pursuant to the 2011 Promissory Note earn interest at the rate of 10% per annum, payable quarterly, beginning July 1, 2011. The loans will mature on the earliest of (i) January 1, 2015, (ii) sale or transfer of title to the property, or (iii) satisfaction of the existing first mortgage loan on the property. Loans made under the 2011 Promissory Note may be repaid without penalty at any time in part or in full, along with all accrued interest. During October 2013, this loan was repaid with proceeds from the Offering.

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

During April 2013, we received a loan from an entity, which is controlled by Anthony E. Malkin and Peter L. Malkin, made to fund cash needs including the payment of leasing commissions and expenditures on tenant installations at First Stamford Place. The loan has a principal amount of $4,500, an outstanding balance of $3,750, and bears interest at 30-day LIBOR plus 2.5% (2.68% at September 30, 2013). During October 2013, this loan was repaid with proceeds from the Offering.

The mortgage note payable and unsecured loan and notes payable balances do not include accrued interest of $3,260 at September 30, 2013.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accounts payable and accrued liabilities	$28,576	$24,711
Other	2,433	2,178
Accounts payable and accrued expenses	$31,009	$26,889

7. Fair Value of Financial Instruments
The following disclosures of estimated fair value at September 30, 2013 and December 31, 2012 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value based on discounted cash flow models, based on Level 3 inputs including current interest rates at which similar borrowings could be made by us as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$1,061,048	$1,079,827	$978,150	$1,003,756
Unsecured loans and notes payable—related parties	22,089	17,680	18,339	13,818
Total	$1,083,137	$1,097,507	$996,489	$1,017,574
Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2013 and December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Rental Income
We lease various office spaces to tenants over terms ranging from one to 18 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our combined statements of income as tenant expense reimbursement.

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
9. Commitments and Contingencies
Legal Proceedings
In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain with certainty the ultimate outcome of such matters, in our opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our combined financial position, results of operations or liquidity.
Litigation
Except as described below, we are not presently involved in any material litigation, nor, to our knowledge is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our combined financial position, operating results or liquidity.
In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by Malkin Holdings LLC (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs asserted claims against our predecessor's management companies, Anthony E. Malkin, Peter L. Malkin, the Estate of Leona M. Helmsley, Empire State Realty OP, L.P. and Empire State Realty Trust, Inc. for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They alleged, among other things, that the terms of the consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the participants in the existing entities, the consolidation provides excessive benefits to Malkin Holdings LLC and its affiliates and the then-draft prospectus/consent solicitation statement filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed consolidation. The complaints sought money damages and injunctive relief preventing the consolidation. The Class Actions were consolidated and co-lead plaintiffs' counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs' counsel and defendants' counsel, was that the consolidation had been structured in such a manner that would cause participants in ESBA, 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the other predecessor or contributing entities (the "private entities" and together with the subject LLCs, the "existing entities"). The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer's valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the consolidation presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants' serious consideration and that each of the named class representatives intends to support the consolidation as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into our company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed consolidation on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55,000, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs' counsel's court-approved expenses and payment of plaintiffs' counsel's court-approved attorneys' fees (which are included within the $55,000 settlement payment) and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants' agreement that (a) the Offering will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period,

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

any of the three subject LLCs' percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation statement by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600,000 are raised in the Offering, defendants will not proceed with the consolidation without further approval of the subject LLCs; and (iii) defendants' agreement to make additional disclosures in the prospectus/consent solicitation statement regarding certain matters (which are included therein). Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings LLC (provided that none of Malkin Holding's affiliates that would become our direct or indirect subsidiary in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. We will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against the defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs' counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs' counsel has had adequate opportunity to review such supplement. The settlement was subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing.

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the Class Actions and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013, the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the Class Actions, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants' assertion that preliminary approval be denied and granted preliminary approval of the settlement.

Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in Malkin Holding's favor, holding that the buyout provisions of the participation agreements with respect to ESBA are legally binding and enforceable and that participants do not have the rights they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are participants in all of the subject LLCs and private entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the consolidation or Offering. The settlement will not become final until resolution of any appeal.

Also on May 17, 2013, the court issued its Opinion and Order on attorneys' fees. Class counsel applied for an award of $15,000 in fees and $296 in expenses, which the court reduced to $11,590 in fees and $265 in expenses (which are included within the $55,000 settlement payment).

The participants who challenged the buyout provision filed a notice of appeal of the court's April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, Malkin Holdings LLC filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the

Empire State Realty Trust, Inc., Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

stay. On July 16, 2013, these participants filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, are required to perfect the appeal. On September 4, 2013, Malkin Holdings LLC filed its brief on the appeal, and also moved to dismiss the appeal on the grounds that these participants lack standing to pursue it. Malkin Holdings LLC contended that these participants were not entitled to appraisal under the New York Limited Liability Company Law because, among other reasons, (i) they are not members of ESBA, and only members have such rights; (ii) the transaction in question is not a merger or consolidation as defined by statute, and appraisal only applies in those transactions; and (iii) when ESBA was converted into a limited liability company, the parties agreed that no appraisal would apply. Moreover, Malkin Holdings LLC contended that only the 12 participants who opted out of the class action settlement could pursue appraisal, because that settlement contains a broad release of (and there is an associated bar order from the court preventing) any such claims. Malkin Holdings LLC further noted that of the six participants attempting to pursue the appeal, only two had in fact opted out of the class action settlement. On September 13, 2013, these participants filed their reply brief on the appeal, and opposed the motion to dismiss. On September 19, 2013, Malkin Holdings LLC filed its reply brief on the motion to dismiss. On October 3, 2013, the appeals court denied the motion to dismiss without prejudice to address the matter directly on the appeal, effectively referring the issues raised in the motion to the panel that will hear the appeal itself. Oral argument on the appeal is scheduled for November 21, 2013.

In addition, on June 20, 2013, these same participants filed additional notices of appeal from the trial court's rulings in the Class Actions. These notices of appeal related to (i) the order entered February 22, 2013 granting preliminary approval of the Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf of ESBA participants; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys' fees and costs.

Any decision on the appeal on the New York Limited Liability Law issue could take many months. We cannot predict timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court's decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting participants have requested, as described above. Although there can be no assurance, we believe that the trial court's decision was correct, and that it will be upheld on appeal.

As noted, class members who objected to the Class Action settlement filed notices of appeal from the court's decision to approve the Stipulation of Settlement. As a result, we may incur costs associated with defending any such appeal or paying any judgment if we lose. We cannot predict the timing or outcome of an appeal. If the court's decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on us, including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, we believe that the trial court's decision was correct, and that it will be upheld on appeal.
There is a risk that other third parties will assert claims against us or Malkin Holdings LLC, including, without limitation, that Malkin Holdings breached its fiduciary duties to investors in the existing entities or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against us.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, due from affiliated companies, tenant and other receivables and deferred rent receivables.
Beginning January 1, 2013, non‑interest bearing transaction accounts are no longer insured separately from depositors' other accounts at the same Federal Deposit Insurance Corporation ("FDIC") Insured Depository Institution ("IDI"). Instead, non‑interest bearing transaction accounts are added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250, per depositor, at each separately chartered IDI. At September 30, 2013, we held on deposit at various major financial institutions

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.
Major Customers and Other Concentrations
Excluding the revenues we recognized under operating leases with non-controlled entities, for the nine months ended September 30, 2013, three tenants were major tenants who made up more than 10% of the revenues in the aggregate. These tenants represent approximately 3.44%, 3.45%, and 3.53% (total of 10.42%) of 2013 revenues. For the nine months ended September 30, 2012, three tenants were major tenants who made up more than 10% of the revenues in the aggregate. These tenants represent approximately 4.83%, 3.32% and 3.62% (total of 11.77%) of 2012 revenues.
For the nine months ended September 30, 2013 and 2012, three properties accounted for more than 10% of total revenues in the aggregate. For the nine months ended September 30, 2013, One Grand Central Place represented approximately 27.30% of total revenues, First Stamford Place represented approximately 14.91%, and 250 West 57th Street represented approximately 11.77%. For the nine months ended September 30, 2012, One Grand Central Place represented approximately 27.34% of total revenues, First Stamford Place represented approximately 15.83%, and 250 West 57th Street represented approximately 11.71%.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2013, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of September 30, 2013, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred.
We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

10. Related Party Transactions
Services are and were provided by us to affiliates of the Sponsors that are not part of the predecessor. These affiliates were related parties because beneficial interests in the predecessor and the affiliated entities were or are held, directly or indirectly, by the Sponsors, their affiliates and their family members.

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
During the nine months ended September 30, 2013 and 2012, we engaged in various transactions with affiliates of the Sponsors and their family members. These transactions are reflected in our combined statements of income as third-party management and other fees and the unpaid balances are reflected in the due from affiliated companies on the combined balance sheets.
Supervisory Fee Revenue
We earned supervisory fees from affiliated entities not included in the condensed combined financial statements of $2,360 and $1,480 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within third-party management and other fees.
We earned supervisory fees from uncombined entities included in the condensed combined financial statements on the equity method of $620 and $620 during the nine months ended September 30, 2013 and 2012 respectively. These fees are included within third-party management and other fees.

Property Management Fee Revenue
We earned property management fees from affiliated entities not included in the condensed combined financial statements of $1,502 and $634 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within third-party management and other fees.
We earned property management fees from uncombined entities included in the condensed combined financial statements on the equity method of $149 and $1,141 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within third-party management and other fees.
Lease Commissions
We earned leasing commissions from affiliated entities not included in the condensed combined financial statements of $0 and $12 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within third-party management and other fees.
Profit Share
We received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from affiliated entities not included in the condensed combined financial statements. Our profits interest totaled $777 and $723 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within other income and fees.
We received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from uncombined entities included in these condensed combined financial statements on the equity method. Our profits interest totaled $409 and $789 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within other income and fees.
Other Fees and Disbursements from Non-Controlled Affiliates
We earned other fees and disbursements from affiliated entities not included in the condensed combined financial statements of $22 and $321 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within other income and fees.
We earned other fees and disbursements from uncombined subsidiaries included in the condensed combined financial statements on the equity method of $1,067 and $872 during the nine months ended September 30, 2013 and 2012, respectively. These fees are included within other income and fees.
Included in these other fees are reimbursements from uncombined entities included in these condensed combined financial statements on the equity method for offering costs related to the Offering of $1,067 and $850 during the nine months ended September 30, 2013 and 2012, respectively, of which $171 and $414 were included in due from affiliated companies as

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
of September 30, 2013 and 2012, respectively.
Family Office Services
Family office services mainly comprise accounting and bookkeeping services. During the nine months ended September 30, 2013 and 2012, we provided certain family office services to the Sponsors. The Sponsors reimbursed us for direct costs in the amount of $558 and $395, in 2013 and 2012, respectively.

Other
Included in Tenant and other receivables are amounts due from partners and shareholders of $560 at September 30, 2013 and $782 at December 31, 2012.
11. Segment Reporting
Our reportable segments consist of a real estate segment and a construction contracting segment. Management internally evaluates the operating performance and financial results of our segments based on net operating income. We also have certain general and administrative level activities, including legal and accounting, that are not considered separate operating segments. Our observatory operations are currently not presented as a segment in our predecessor’s historical financial statements since our predecessor has a non-controlling interest in such observatory operations. However, we anticipate that the operations of our observatory will encompass a reportable segment with the completion of the Offering and the formation transactions.

The following tables provides components of segment profit for each segment for the three and nine months ended September 30, 2013 and 2012, as reviewed by management:

Three months ended September 30, 2013	Real Estate	Construction Contracting	Totals
Revenues from external customers	$56,374	$5,869	$62,243
Intersegment revenues	19	1,923	1,942
Total revenues	56,393	7,792	64,185
All operating expenses, excluding noncash items	(22,173)	(7,623)	(29,796)
Interest expense	(14,906)	—	(14,906)
Depreciation and amortization expense	(12,763)	—	(12,763)
Equity in net income of non-controlled entities	6,918	—	6,918
Segment profit	$13,469	$169	$13,638
Segment assets	$1,023,333	$10,585	$1,033,918
Investment in non-controlled entities	$88,304	$—	$88,304
Expenditures for segment assets	$23,118	$—	$23,118

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

Three months ended September 30, 2012	Real Estate	Construction Contracting	Totals
Revenues from external customers	$55,824	$3,587	$59,411
Intersegment revenues	19	1,023	1,042
Total revenues	55,843	4,610	60,453
All operating expenses, excluding noncash items	(20,988)	(4,796)	(25,784)
Interest expense	(13,735)	—	(13,735)
Depreciation and amortization expense	(10,994)	(6)	(11,000)
Equity in net income of non-controlled entities	5,912	—	5,912
Segment profit (loss)	$16,038	$(192)	$15,846
Segment assets	$967,108	$8,463	$975,571
Investment in non-controlled entities	$77,777	$—	$77,777
Expenditures for segment assets	$4,942	$—	$4,942

The following table provides a reconciliation of segment data to the combined financial statements:

	For the Three Months Ended September 30,
	2013	2012
Revenue reconciliation
Total revenues for reportable segments	$64,185	$60,453
Other revenues	35	4
Elimination for intersegment revenues	(1,942)	(1,042)
Total combined revenues	$62,278	$59,415
Profit or loss
Total profit or loss for reportable segments	$13,638	$15,846
Other profit or loss items	(9,633)	(5,730)
Formation transaction expenses	(1,507)	(917)
Elimination for intersegment profit or loss	(252)	(188)
Unallocated amounts:
Investment income	35	4
Net income	$2,281	$9,015

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)

Nine months ended September 30, 2013	Real Estate	Construction Contracting	Totals
Revenues from external customers	$165,852	$18,269	$184,121
Intersegment revenues	56	6,730	6,786
Total revenues	165,908	24,999	190,907
All operating expenses, excluding noncash items	(63,918)	(24,651)	(88,569)
Interest expense	(43,817)	—	(43,817)
Depreciation and amortization expense	(38,030)	—	(38,030)
Equity in net income of non-controlled entities	14,816	—	14,816
Segment profit	$34,959	$348	$35,307
Segment assets	$1,023,333	$10,585	$1,033,918
Investment in non-controlled entities	$88,304	$—	$88,304
Expenditures for segment assets	$56,129	$—	$56,129

Nine months ended September 30, 2012	Real Estate	Construction Contracting	Totals
Revenues from external customers	$164,915	$11,731	$176,646
Intersegment revenues	56	4,074	4,130
Total revenues	164,971	15,805	180,776
All operating expenses, excluding noncash items	(63,722)	(16,234)	(79,956)
Interest expense	(40,223)	—	(40,223)
Depreciation and amortization expense	(31,855)	(22)	(31,877)
Equity in net income of non-controlled entities	13,498	—	13,498
Segment profit (loss)	$42,669	$(451)	$42,218
Segment assets	$967,108	$8,463	$975,571
Investment in non-controlled entities	$77,777	$—	$77,777
Expenditures for segment assets	$53,273	$—	$53,273
The following table provides a reconciliation of segment data to the combined financial statements:

	For the Nine Months Ended September 30,
	2013	2012
Revenue reconciliation
Total revenues for reportable segments	$190,907	$180,776
Other revenues	146	15
Elimination for intersegment revenues	(6,786)	(4,130)
Total combined revenues	$184,267	$176,661
Profit or loss
Total profit or loss for reportable segments	$35,307	$42,218
Other profit or loss items	(22,807)	(13,305)
Formation transaction expenses	(4,507)	(1,640)
Elimination for intersegment profit or loss	(857)	(688)
Unallocated amounts:
Investment income	146	15
Net income	$7,282	$26,600

Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Combined Financial Statements
(amounts in thousands)
(unaudited)
12. Subsequent Events

We completed the Offering on October 7, 2013. We issued 82,225,000 shares at $13.00 per share. The gross proceeds were approximately $1.07 billion and the net proceeds from the Offering were approximately $884,100, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of the offering and formation transactions). Concurrently with the Offering, we completed a series of formation transactions pursuant to which we acquired, through a series of contributions and merger transactions, the assets and liabilities of (i) our predecessor and (ii) the entities through which our predecessor held non-controlling interests in four properties, for which our predecessor acted as the supervisor but which were not combined into our predecessor for accounting purposes. In the aggregate, these interests comprise our ownership of our property portfolio. Upon completion of the Offering and formation transactions, all of the holders of interests in our predecessor received shares of common stock, operating partnership units and/or cash as consideration for their respective interests, and as a result became equity owners of our company and/or our Operating Partnership. Holders of interests in the predecessor who received cash did not become equity owners of the Company. The formation transactions, including the consideration received by the holders of interests in our predecessor, are described in greater detail in the final prospectus relating to the Offering, dated October 1, 2013, which we filed with the SEC.
Concurrently with the closing of the Offering, we entered into an agreement for a secured revolving and term credit facility in the maximum aggregate original principal amount of up to $800,000. The secured revolving and term credit facility was used to fully repay the existing $500,000 term loan previously secured by the Empire State Building, which had a balance of $300,000 as of September 30, 2013.
We have not yet obtained all the information necessary to finalize our estimates to complete the purchase price allocations in accordance with Accounting Standards Codification 805 related to the assets and liabilities acquired in the formation transactions.The purchase price allocations will be finalized once the information we identified has been received, which should not be longer than one year from the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. In particular, statements pertaining to our capital resources, portfolio performance, dividend policy and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our portfolio from operations, acquisitions and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

• the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
• changes in our industry and changes in the real estate markets in particular, either nationally or in Manhattan or the greater New York metropolitan area;
• resolution of the appeals related to the Class Actions;
• reduced demand for office or retail space;
• general volatility of the capital and credit markets and the market price of our Class A common stock and listed operating partnership units;
• changes in our business strategy;
• defaults on, early terminations of or non-renewal of leases by tenants;
• bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;
• fluctuations in interest rates and increased operating costs;
• declining real estate valuations and impairment charges;
• availability, terms and deployment of capital;
• our failure to obtain necessary outside financing, including our secured revolving and term credit facility;
• our expected leverage;
• decreased rental rates or increased vacancy rates;
• our failure to generate sufficient cash flows to service our outstanding indebtedness;
• our failure to redevelop, renovate and reposition properties successfully or on the anticipated timeline or at the anticipated costs;
• difficulties in identifying properties to acquire and completing acquisitions, including potentially the option properties;
• risks of real estate acquisitions, dispositions and development (including our Metro Tower development site), including the cost of construction delays and cost overruns;
• our failure to operate acquired properties and operations successfully;
• our projected operating results;
• our ability to manage our growth effectively;
• estimates relating to our ability to make distributions to our stockholders in the future;
• impact of changes in governmental regulations, tax law and rates and similar matters;
• our failure to qualify as a REIT;
• a future terrorist event in the U.S.;
• environmental uncertainties and risks related to adverse weather conditions and natural disasters;
• lack or insufficient amounts of insurance;
• financial market fluctuations;
• availability of and our ability to attract and retain qualified personnel;
• conflicts of interest with our senior management team;

• our understanding of our competition;
• changes in real estate and zoning laws and increases in real property tax rates; and
• our ability to comply with the laws, rules and regulations applicable to companies and, in particular, public companies.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors" beginning on page 31 of our October 1, 2013 Prospectus relating to our initial public offering of Class A common stock (the "Offering") which we filed with the Securities and Exchange Commission or the "SEC". You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).
Unless the context otherwise requires or indicates, references in this section to "we," "our" and "us" refer to (i) our company and its consolidated subsidiaries (including our operating partnership) after giving effect to the Offering and the formation transactions and (ii) our predecessor before giving effect to the Offering and the formation transactions.
With the completion of our Offering and the formation transactions, the historical operations of our predecessor and the properties that have been operated through our predecessor, were combined with our company, our operating partnership and/or their subsidiaries. The following discussion and analysis should be read in conjunction with "Selected Financial and Other Data," our combined financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 and the notes related thereto which are included our October 1, 2013 Prospectus relating to the Offering which we filed with the SEC, and our unaudited condensed combined financial statements as of September 30, 2013 and for the nine months ended September 30, 2013 and 2012 and through September 30, 2013 included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013. Since our formation, we have not had any corporate activity. Accordingly, we believe a discussion of our results of operations would not be meaningful, and this Management's Discussion and Analysis of Financial Condition and Results of Operations therefore only discusses the historical operations of our predecessor.
Overview
We are a self-administered and self-managed REIT that owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area. We were formed to continue and expand the commercial real estate business of our predecessor, Malkin Holdings LLC and its affiliates. Our primary focus will be to continue to own, manage and operate our current portfolio and to acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area.
For the periods presented, this Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses only the historical financial condition and results of operations of our predecessor which owns controlling interests in 16 properties and non-controlling interests in the following four office properties, which are accounted for under the equity method of accounting: the Empire State Building, 1350 Broadway, 1333 Broadway and 501 Seventh Avenue. The fee ownership interests of the Empire State Building and 501 Seventh Avenue are included in our predecessor’s portfolio but the operating lease interests of these two properties are part of our predecessor’s equity interest in non-controlled entities. These non-controlled interests represent a significant part of our operations following the Offering and the formation transactions when they became consolidated into our operations. Therefore, we do not show historical consolidated financial information for our entire portfolio following the Offering and the formation transactions. For operational information included in Management's Discussion and Analysis of Financial Condition, we include our predecessor operations as well as the four properties included in non-controlling interests. For the periods following the consummation of the Offering and the formation transactions, our operations will consolidate the operations of the non-controlled entities (as defined below) which will result in a material change in our disclosure of our financial condition and results of operations.
We operate an integrated business that currently consists of two operating segments: real estate and construction contracting.
As of September 30, 2013, our Manhattan and greater New York metropolitan area office properties were 83.7% leased (or 86.2% giving effect to leases signed but not yet commenced as of that date) and 90.0% leased (or 90.2% giving effect to leases signed but not yet commenced as of that date), respectively, and our office properties as a whole were 85.2% leased (or 87.1% giving effect to leases signed but not yet commenced as of that date). Our ability to increase occupancy and rental revenue at our office properties depends on the successful completion of our repositioning program as described below and market conditions. The other component of our real estate segment, retail leasing, comprises both standalone retail properties and retail space in our Manhattan office properties. Our retail properties, including retail space in our Manhattan office properties, were 91.1% leased (or 91.6% giving effect to leases signed but not yet commenced as of that date) as of September 30, 2013.
Although construction contracting represented approximately 9.9% and 7.3%, respectively, of our revenues for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, its relative contribution to our net income was much less significant than its contribution to our revenues.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. During the nine months ended September 30, 2013 and 2012, respectively, we generated approximately $98.6 million and $102.7 million of revenue from the Empire State Building. During the nine months ended September 30, 2013 and 2012, the Empire State Building generated approximately $76.7 million and $68.5 million, respectively, of revenue from its observatory operations. Our observatory operations is a separate accounting segment following the Offering and formation transactions. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years of our annual observatory revenue, approximately 16% to 18% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter. The components of the Empire State Building revenue from its office lease, retail leases, tenant reimbursements and other income, observatory operations and broadcasting licenses, and related leased space represented 32.5%, 4.1%, 11.0%, 43.8% and 8.6% during the nine months ended September 30, 2013, respectively, and 27.3%, 4.1%, 13.3%, 40.1% and 9.3% during the nine months ended September 30, 2012, respectively. During 2012, the Empire State Building also received a real estate tax refund in the amount of $10.1 million, which was 4.5% of its 2012 revenues.
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the Helmsley estate holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive renovation and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through September 30, 2013, we have invested a total of approximately $392.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $392.0 million invested pursuant to this program, $190.0 million was invested at the Empire State Building. We currently intend to invest between $15.0 million and $45.0 million of additional capital through the end of 2013. We expect to complete substantially this program by the end of 2013, except with respect to the Empire State Building, which is the last Manhattan office property that began its renovation program. In addition, we currently estimate that between $100.0 million and $130.0 million of capital is needed beyond 2013 to complete substantially the renovation program at the Empire State Building, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. Of the total $120.0 million to $180.0 million of estimated additional capital we expect to be incurred through 2016, we currently estimate that between $120.0 million and $160.0 million is attributable to the Empire State Building. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.
We intend to fund these capital improvements through a combination of operating cash flow and borrowings. These improvements, within our renovation and repositioning program, include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. These improvements are designed to improve the overall value and attractiveness of our properties and have contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-renovation leases continue to expire and be re-leased.
Historically, we have operated our business to preserve capital through conservative debt levels. Upon completion of the Offering and formation transactions, we have no debt maturing in the remainder of 2013 and approximately $199.1 million maturing in 2014, and we have pro forma total debt outstanding of approximately $1.2 billion, with a weighted average interest rate of 4.61% and a weighted average maturity of 3.3 years and 70.2% of which is fixed-rate indebtedness. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.
We are a Maryland corporation that was formed on July 29, 2011. We conduct all of our business activities through our operating partnership, of which we are the sole general partner. We intend to elect and to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013.
Our Predecessor
See Note 1 to the Notes to Condensed Combined Financial Statements for an overview of our Predecessor.
Formation Transactions
Substantially concurrently with the completion of the Offering, we engaged in a series of formation transactions pursuant to which we acquired, through a series of contributions and merger transactions, (i) the 18 properties owned by the controlled and non-controlled entities, (ii) one development parcel in which our predecessor owned a controlling interest and (iii) the business and assets of our predecessor management businesses. In the aggregate, these interests comprise our ownership of our property portfolio. We did not acquire our predecessor’s affiliates’ interests in the option properties, or the excluded properties and the excluded businesses described in our October 1, 2013 Prospectus relating to the Offering.
To acquire the properties to be included in our portfolio from the current owners we issued to the holders of interests in our predecessor and the non‑controlled entities an aggregate of 12,105,847 shares of our Class A common stock, 1,122,130 shares of our Class B common stock and 148,957,292 operating partnership units, with an aggregate value of $2.1 billion, based on the initial public offering price of $13.00 per share, and we paid $733.3 million in cash to those holders of interests in our predecessor and the non-controlled entities that were non-accredited and accredited investors that were charitable organizations but chose cash consideration for an aggregate consideration of approximately $2.8 billion. Cash amounts were provided from the net proceeds of the Offering. These contributions and other transactions were effected prior to or substantially concurrently with the completion of the Offering.
The net proceeds from the Offering were approximately $884.1 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of the Offering and formation transactions). We contributed the net proceeds of the Offering to our operating partnership in exchange for operating partnership units. We used the net proceeds from the Offering primarily to fund certain formation transaction costs and fees, repay certain indebtedness and make cash payments to holders of interests in the existing entities, including the Helmsley estate, as described in the October 1, 2013 Prospectus relating to the Offering.
We determined that one of the predecessor entities, Malkin Holdings LLC, is the acquirer for accounting purposes, and therefore the contribution of the assets of, or acquisition by merger of, the controlled entities is considered a transaction between entities under common control since the sponsors controlled a majority interest in each of the controlled entities comprising our predecessor. As a result, the acquisition of interests in the controlled entities was recorded at our historical cost. The contribution of the assets of, or acquisition by merger of, the non-controlled entities (including our predecessor’s non-controlling interest in these entities) will be accounted for as an acquisition under the acquisition method of accounting and recognized as the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. The fair value of these assets and liabilities has been allocated in accordance with Accounting Standards Codification ("ASC"), Section 805-10, Business Combinations ("ASC 805") (formerly known as Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), which was later replaced by SFAS 141 (R)). Our methodology for allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. We estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements), identified intangible lease assets and liabilities (consisting of acquired above-market leases, acquired in-place lease value and acquired below-market leases) and assumed debt.
Based on these estimates, we will allocate the purchase price to the applicable assets and liabilities. The value allocated to in-place lease costs (tenant improvements, leasing commissions and in-place lease costs) is amortized over the related lease term and reflected as depreciation and amortization. The value of assumed above- and below-market leases is amortized over the related lease term and reflected as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The fair value of the debt assumed is determined using current market interest rates for comparable debt financings.

Factors That May Influence Future Results of Operations

Rental Revenue
We derive revenues primarily from rents, rent escalations, expense reimbursements and other income received from tenants under existing leases at each of our properties. “Escalations and expense reimbursements” consist of payments made by tenants to us under contractual lease obligations to reimburse a portion of the property operating expenses and real estate taxes incurred at each property.
We believe that the average rental rates for in-place leases at our properties are generally below the current market rates, although individual leases at particular properties presently may be leased above, at or below the current market rates within its particular submarket.
The amount of net rental income and reimbursements that we receive depends principally on our ability to lease currently available space, re-lease space to new tenants upon the scheduled or unscheduled termination of leases or renew expiring leases and to maintain or increase our rental rates. Factors that could affect our rental incomes include, but are not limited to: local, regional or national economic conditions; an oversupply of, or a reduction in demand for, office or retail space; changes in market rental rates; our ability to provide adequate services and maintenance at our properties; and fluctuations in interest rates could adversely affect our rental income in future periods. Future economic or regional downturns affecting our submarkets or downturns in our tenants’ industries could impair our ability to lease vacant space and renew or re-lease space as well as the ability of our tenants to fulfill their lease commitments, and could adversely affect our ability to maintain or increase the occupancy at our properties.
Tenant Credit Risk
The economic condition of our tenants may also deteriorate, which could negatively impact their ability to fulfill their lease commitments and in turn adversely affect our ability to maintain or increase the occupancy level and/or rental rates of our properties. The recent economic downturn has resulted in many companies shifting to a more cautionary mode with respect to leasing. Many potential tenants are looking to consolidate, reduce overhead and preserve operating capital and many are also deferring strategic decisions, including entering into new, long-term leases at properties.
Leasing
We have seen an improvement in leasing activity. For example, during 2011, on a pro forma basis,we signed 1,534,064 rentable square feet of new leases, expansions and lease renewals, an increase of 28.1% over 2010. An additional 1,100,444 and 723,386 rentable square feet of new leases, expansions and lease renewals, were signed in 2012 and in the nine months ended September 30, 2013, respectively.
Due to the relatively small number of leases that are signed in any particular quarter, one or more larger leases may have a disproportionately positive or negative impact on average base rent, tenant improvement and leasing commission costs for that period. As a result, we believe it is more appropriate when analyzing trends in average base rent and tenant improvement and leasing commission costs to review activity over multiple quarters or years. Tenant improvement costs include expenditures for general improvements occurring concurrently with, but that are not directly related to, the cost of installing a new tenant. Leasing commission costs are similarly subject to significant fluctuations depending upon the length of leases being signed and the mix of tenants from quarter to quarter.
As of September 30, 2013, our Manhattan and greater New York metropolitan area office properties were 83.7% leased (or 86.2% giving effect to leases signed but not yet commenced as of that date) and 90.0% leased (or 90.2% giving effect to leases signed but not yet commenced as of that date), respectively, and our office properties as a whole were 85.2% leased (or 87.1% giving effect to leases signed but not yet commenced as of that date). As of September 30, 2013, there was approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 12.5% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 2.5% and 4.9% of net rentable square footage of the properties in our portfolio will expire in the remainder of 2013 (including month-to-month leases) and in 2014, respectively. These leases are expected to represent approximately 2.9% and 5.3%, respectively, of our annualized base rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, renovations and build-to-suit remodeling that may not be borne by the tenant.
We believe that as we complete the renovation and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rents. Over the short term, as we renovate and reposition our properties, which includes aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain in following the renovation and repositioning of our properties.
Market Conditions
The properties in our portfolio are located in Manhattan and the greater New York metropolitan area, which includes Fairfield County, Connecticut and Westchester County, New York. Positive or negative changes in conditions in these markets, such as business hirings or layoffs or downsizing, industry growth or slowdowns, relocations of businesses, increases or decreases in real estate and other taxes, costs of complying with governmental regulations or changed regulation, can impact our overall performance.

Taxable REIT Subsidiaries ("TRS")
Following the Offering and the formation transactions, ESRT Observatory TRS, LLC, a New York limited liability company, which we refer to as Observatory TRS, and ESRT Holdings TRS, LLC, a Delaware limited liability company, which we refer to as Holding TRS, are wholly owned subsidiaries of our operating partnership. We elected, together with Observatory TRS and Holding TRS, to treat Observatory TRS and Holding TRS as TRSs of ours for U.S. federal income tax purposes. A TRS generally may provide non-customary and other services to our tenants and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT, although a TRS may not operate or manage a lodging facility or provide rights to any brand name under which any lodging facility is operated. See “U.S. Federal Income Tax Considerations—Requirements for Qualification-General—Effect of Subsidiary Entities—Taxable REIT Subsidiaries.” We may form additional TRSs in the future, and our operating partnership may contribute some or all of its interests in certain wholly owned subsidiaries or their assets to Observatory TRS and Holding TRS. Any income earned by a TRS of ours will not be included in our taxable income for purposes of the 75% or 95% gross income tests, except to the extent such income is distributed to us as a dividend, in which case such dividend income will qualify under the 95%, but not the 75%, gross income test. See “U.S. Federal Income Tax Considerations—Requirements for Qualification—General— Gross Income Tests.” Because a TRS is subject to entity-level U.S. federal income tax and state and local income tax (where applicable) in the same manner as other taxable corporations, the income earned by a TRS of ours generally will be subject to an additional level of tax as compared to the income earned by our other subsidiaries.
The observatory operations at the Empire State Building have historically been part of the financial results of Empire State Building Company L.L.C., one of the non-controlled entities, and therefore, have not been consolidated into our predecessor’s financial statements. Instead, they have been a component of our predecessor’s equity investment in non-controlled entities. Following the Offering and the formation transactions, these operations are part of our consolidated results and we anticipate it will constitute a separate accounting segment. The revenues from our observatory operations represent a significant portion of our operations following the Offering and formation transactions. For the nine months ended September 30, 2013 and 2012, the lease payment from the observatory operations to the Empire State Building Company L.L.C. was $41.2 million and $36.6 million, respectively. Our operating partnership and Observatory TRS are party to a lease which is structured to pay our operating partnership a fixed minimum rent plus variable gross participations in certain operations of our observatory. Therefore, the amounts payable under this lease will be dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from the planned observation in the new property under construction at One World Trade Center; and (v) weather trends.
Operating expenses
Our operating expenses generally consist of repairs and maintenance, security, utilities, property-related payroll, bad debt expense and third-party management fees. Factors that may affect our ability to control these operating costs include: increases in insurance premiums, tax rates, the cost of periodic repair, renovation costs and the cost of re-leasing space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws and interest rate levels. Also, as a public company, our annual general and administrative expenses may be meaningfully higher compared to historical expenses due to legal, insurance, accounting and other expenses related to corporate governance, SEC reporting, other compliance matters and the costs of operating as a public company. If our operating costs increase as a result of any of the foregoing factors, our future cash flow and results of operations may be adversely affected.

The expenses of owning and operating a property are not necessarily reduced when circumstances, such as market factors and competition, cause a reduction in income from the property. If revenues drop, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes and maintenance generally, will not be materially reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. As a result, if revenues decrease in the future, static operating costs may adversely affect our future cash flow and results of operations. If similar economic conditions exist in the future, we may experience future losses.

During November 2013, we gave a 30-day notice to the managing agents at four of our properties that we were terminating their contracts as of December 1, 2013. We will be self-managing these four properties going forward.

Cost of funds and interest rates
We expect future changes in interest rates will impact our overall performance. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. While we may seek to manage our exposure to future changes in rates, portions of our overall outstanding debt will likely remain at floating rates. Following the Offering and the formation transactions, our floating rate debt represents 29.8% of our indebtedness. This floating rate debt includes $357.2 million of borrowings which we incurred upon the closing of the Offering and formation transactions, under the secured revolving and term credit facility. We anticipate that we will enter into hedging instruments to reduce our floating rate exposure with respect to these borrowings under the term loan portion of the secured revolving and term credit facility. Our floating rate debt may increase to the extent we use available borrowing capacity under our loans to fund capital improvements. We continually evaluate our debt maturities, and, based on management’s current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. With the completion of the Offering and the formation transactions, we have no debt maturities in the remainder of 2013 and approximately $199.1 million of maturities in 2014.
Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from observatory and/or broadcasting operations in the new property currently under construction at One World Trade Center and, to a lesser extent, from the existing observatory at Rockefeller Center and the existing broadcasting facility at Four Times Square, could have a negative impact on revenues from our observatory and/or broadcasting operations. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our stockholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

Critical Accounting Policies
Basis of Presentation and Principles of Combination
The accompanying combined financial statements of our predecessor are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and with the rules and regulations of the SEC. The effect of all significant intercompany balances and transactions has been eliminated. The combined financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying combined financial statements have been combined on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors and/or their affiliates and family members. Equity interests in the combining entities that were not owned and controlled by the sponsors and/or their affiliates and family members are shown as investments in uncombined entities. We also acquired these interests.
We have consolidated a variable interest entity, or VIE, in which we are considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

We will assess the accounting treatment for each investment we may have in the future. This assessment will include a review of each entity's organizational agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we will review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance and benefit. In situations where we or our partner could approve, among other things, the annual budget, the entity's tax return before filing, and leases that cover more than a nominal amount of space relative to the total rentable space at each property, we would not consolidate the investment as we consider these to be substantive participation rights that result in shared power of the activities that would most significantly impact the performance and benefit of such joint venture investment. Such agreements could also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the investment and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the combined balance sheets and in the combined statements of income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of our predecessor have been prepared on a combined basis, there is no non-controlling interest for the periods presented.
Accounting Estimates
The preparation of the combined financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of combined and uncombined commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, and valuation of the allowance for doubtful accounts. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.

Real Estate
Commercial real estate properties are recorded at cost, less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value.
Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category            Term
Building (fee ownership)        39 years
Building improvements        Shorter of remaining life of the building or useful life
Building (leasehold interest)    Lesser of 39 years or remaining term of the lease
Furniture and fixtures        Four to seven years
Tenant improvements        Shorter of remaining term of the lease or useful life
For commercial real estate properties acquired after June 30, 2001, we assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above- and below-market leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) in accordance with guidance included in ASC 805, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings as if vacant, based on estimated fair values. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenant’s credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial. Real estate properties acquired prior to July 1,

2001 were accounted for under the provisions of Accounting Principles Board ("APB") 16 ("APB 16"), using the purchase method. Under the provisions of APB 16, we did not allocate any of the purchase prices to acquired leases. APB 16 was superseded by SFAS 141 and later SFAS 141(R).
Acquired in-place lease costs (tenant improvements, leasing commissions and in-place lease costs) are amortized as amortization expense on a straight-line basis over the remaining life of the underlying leases. Acquired assumed above- and below-market leases are amortized on a straight-line basis as an adjustment to rental revenue over the remaining term of the underlying leases, including, for below-market leases, fixed option renewal periods, if any. To date, all such acquired lease intangibles were deemed to be immaterial and have been recorded as part of the cost of the acquired building. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. For below-market leases with fixed option renewal periods, we have applied a minimum threshold of a 10% differential between the fixed rate for fixed rate renewals and estimated market rents when evaluating recording a below-market lease intangible.
Results of operations of properties acquired are included in the combined statements of income from the date of acquisition. Acquisition related costs are expensed as incurred.
 Should a tenant terminate its lease, any unamortized acquired in-place lease costs and acquired in-place lease assets and assumed above- and below-market leases associated with that tenant will be written off to amortization expense or rental revenue, as indicated above.
For properties which we construct, we capitalize the cost to acquire and develop the property. The costs to be capitalized include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of development.
Construction in progress is stated at cost, which includes the cost of construction, other direct costs and overhead costs attributable to the construction. Interest is capitalized if deemed material. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.
We cease capitalization on the portions of a construction property substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
As a part of and concurrently with the Offering and the formation transactions, we distributed our interest in certain residential buildings and land located in Stamford, Connecticut, which is zoned for residential use and held for future development. These interests have a historical cost of $15.6 million as of September 30, 2013 and such residential buildings and land were distributed to certain of the owners of our predecessor and therefore were not acquired by us.
A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations.
Investments in Non-Controlled Entities
We account for our investments under the equity method of accounting where we do not have control but have the ability to exercise significant influence. Under this method, our investments are recorded at cost, and the investment accounts are adjusted for our share of the entities' income or loss and for distributions and contributions. Equity income (loss) from non-controlled entities is allocated based on the portion of our ownership interest that is controlled by the sponsor in each entity. The agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of the entity's income or loss generally follows the entity's distribution priorities, which may change upon the achievement of certain investment return thresholds.
To the extent that we contributed assets to an entity, our investment in the entity is recorded at cost basis in the assets that were contributed to the entity. Upon contributing assets to an entity, we make a judgment as to whether the economic substance of the transaction is a sale. If so, gain or loss is recognized on the portion of the asset to which the other partners in the entity obtain an interest.
To the extent that the carrying amount of these investments on our combined balance sheets is different than the basis reflected at the entity level, the basis difference would be amortized over the life of the related asset and included in our share of equity in net income of the entity.

On a periodic basis, we assess whether there are any indicators that the carrying value of our investments in entities may be impaired on an other than temporary basis. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment on an other than temporary basis. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair value of the investment. None of our investments in non-controlled entities are other than temporarily impaired.
 We recognize incentive income in the form of overage fees from certain uncombined entities (which include non-controlled and other properties not included in our predecessor’s combined balance sheets) as income to the extent it has been earned and not subject to a clawback feature.
If our share of distributions and net losses exceeds our investments for certain of the equity method investments and if we remain liable for future obligations of the entity or may otherwise be committed to provide future additional financial support, the investment balances would be presented in the accompanying combined balance sheets as liabilities. The effects of material intercompany transactions with these equity method investments are eliminated. None of the entity debt is recourse to us.
The revenues and expenses of our non-controlled entities, including those generated by our observatory operations and our broadcasting operations, are not included in the historical operating results of our predecessor. These revenues and expenses are included in the non-controlled entities’ financial statements and we recognize our share of net income, including those generated by our observatory operations and our broadcasting operations, through our share of equity in earnings. Upon completion of the Offering and the formation transactions, the operations of our non-controlled entities, including our observatory operations and our broadcasting operations, were combined with our company, our operating partnership and/or our subsidiaries. The revenue and expense recognition accounting policies in the financial statements of our non-controlled entities are substantially the same as those of our historical predecessor. For our observatory operations, revenues consist of admission fees to visit our observatory and are recognized as income when admission tickets are redeemed. We also recognize rental revenue attributable to a retail tenant which operates the concession space in the observatory. In addition, we also participate in revenues generated by concession operators from photography, audio and other products and services which are recognized as income at the time of sale. For our broadcasting operations, revenues consist of broadcasting licenses and related leased space. We recognize broadcasting licenses on a straight-line basis over the terms of the license agreements. We also receive rental revenue from certain broadcasting tenants which we recognize on a straight-line basis over the terms of the separate lease agreements. Expenses for our observatory and broadcasting operations are recognized as incurred.
Impairment of Long-Lived Assets
Long-lived assets, such as commercial real estate properties and purchased intangible assets subject to amortization, are reviewed for impairment on a property by property basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. If circumstances require that a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. We do not believe that the value of any of our properties and intangible assets were impaired during the nine months ended September 30, 2013.
Income Taxes
We intend to elect and to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2013. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute currently to our stockholders. To maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may also be subject to certain state, local, alternative minimum and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.
During the periods presented, the entities included in the combined financial statements are treated as partnerships or S corporations for U.S. federal and state income tax purposes and, accordingly, are not subject to entity-level tax. Rather, each entity’s taxable income or loss is allocated to its owners. Therefore, no provision or liability for U.S. federal or state income taxes has been included in the accompanying combined financial statements.
Two of the limited liability companies in our predecessor have non-real estate income that is subject to New York City unincorporated business tax ("NYCUBT"). In 2012 and through September 30, 2013, one of these entities generated a loss for NYCUBT purposes while the other entity generated income. It is estimated that it is more likely than not that those losses will not provide future benefit.
No provision or liability for local income taxes have been included in these combined financial statements, as current year taxable income subject to NYCUBT has been fully offset by a NYCUBT net operating loss carry forward from previous years.
We account for uncertain tax positions in accordance with ASC 740, “Income Taxes.” ASC No. 740-10-65 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-65, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740-10-65 also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods and requires increased disclosures. As of September 30, 2013 and December 31, 2012, we do not have a liability for uncertain tax positions. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of the income tax provision. As of September 30, 2013, the tax years ended December 31, 2009 through December 31, 2012 remain open for an audit by the IRS. We have not received a notice of audit from the IRS for any of the open tax years.
Segment Reporting
Management has determined that our predecessor operates in two reportable segments: a real estate segment and a construction contracting segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets, including properties which are accounted for by the equity method. Our construction segment includes all activities related to providing construction services to tenants and to other entities within and outside our company. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Although our observatory operations are currently not presented as a segment in our predecessor’s historical financial statements since our predecessor has a non-controlling interest in such observatory operations, we anticipate that the operations of our observatory will encompass a reportable segment upon completion of the Offering and the formation transactions.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term liquid investments with original maturities of three months or less when purchased. The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit. To date, we have not experienced any losses on our invested cash.
Restricted Cash
Restricted cash consists of amounts held by lenders and/or escrow agents to provide for future real estate tax expenditures and insurance expenditures, tenant vacancy related costs, debt service obligations and amounts held for tenants in accordance with lease agreements such as security deposits, as well as amounts held by our third-party property managers.
Revenue Recognition
Rental Revenue
Rental revenue includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. We account for all of our leases as operating leases. Deferred rent receivables, including free rental periods and leasing arrangements allowing for increased base rent payments are accounted for in a manner that provides an even amount of fixed lease revenues over the respective non-cancellable lease terms. Differences between rental income recognized and amounts due under the respective lease agreements are recognized as an increase or decrease to deferred rents receivable.

The timing of rental revenue recognition is impacted by the ownership of tenant improvements and allowances. When we are the owner of the tenant improvements, revenue recognition commences after both the improvements are completed and the tenant takes possession or control of the space. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we commence revenue recognition when possession or control of the space is turned over to the tenant. Tenant improvement ownership is determined based on various factors including, but not limited to, whether the lease stipulates how and on what a tenant improvement allowance may be spent, whether the tenant or landlord retains legal title to the improvements at the end of the lease term, whether the tenant improvements are unique to the tenant or general-purpose in nature, and whether the tenant improvements are expected to have any residual value at the end of the lease.
In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year or increases in the Consumer Price Index over the index value in effect during a base year.
We will recognize rental revenue of acquired in-place above- and below-market leases at their fair values over the terms of the respective leases, including, for below-market leases, fixed option renewal periods, if any.
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Such fees are included in other income and fees in our combined statements of income.
Upon completion of the Offering and the formation transactions, the operations of our non-controlled entities, including our observatory operations and our broadcasting operations, were combined with our company, our operating partnership and/or our subsidiaries. For our observatory operations, revenues consist of admission fees to visit our observatory and we will recognize them as income when admission tickets are redeemed. For our broadcasting operations, revenues consist of broadcasting licenses and related leased space. We recognize broadcasting licenses on a straight-line basis over the terms of the license agreements. We also receive rental revenue from certain broadcasting tenants which we recognize on a straight-line basis over the terms of the separate lease agreements.
We also earn concession revenues from photography, gifts and other products and services related to our observatory operations which are recognized at the time of sale.
Gains on Sale of Real Estate
We record a gain on sale of real estate when title is conveyed to the buyer and we have no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.
Gains from sales of depreciated properties are included in discontinued operations and the net proceeds from the sale of these properties are classified in the investing activities section of the combined statements of cash flows. During the periods presented, we did not sell any properties.
Third-Party Management, Leasing and Other Fees
We earn revenue arising from contractual agreements with affiliated entities of the sponsors that are not presented as controlled entities. This revenue is recognized as the related services are performed under the respective agreements in place.
Construction Revenue
Revenues from construction contracts are recognized under the percentage of completion method. Under this method, progress towards completion is recognized according to the ratio of incurred costs to estimated total costs. This method is used because management considers the “cost-to-cost” method the most appropriate in the circumstances.
Contract costs include all direct material, direct labor and other direct costs and an allocation of certain overhead related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Allowance for Doubtful Accounts
We maintain an allowance against tenant and other receivables and deferred rents receivables for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental revenue that is recoverable over the term of the respective lease. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimate of collectability differs from the cash received, then the timing and amount of our reported revenue could be impacted. Bad debt expense is included in operating expenses on our combined statements of income and includes the impact of changes in the allowance for doubtful accounts on our combined balance sheets.
Discontinued Operations
We reclassify material operations related to properties sold during the period or held for sale at the end of the period to discontinued operations for all periods presented. There were no discontinued operations in the periods presented.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our combined statements of income. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are being amortized as a component of interest expense in our combined statements of income over the life of the respective mortgage on the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred.
Fair Value
Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).
We use the following methods and assumptions in estimating fair value disclosures for financial instruments.
Cash and cash equivalents, restricted cash, tenant and other receivables, due from affiliated companies, prepaid expenses and other assets, accrued interest payable, due to affiliate companies, deferred revenue, tenant security deposits, accounts payable and accrued expenses in our combined balance sheets approximate their fair value due to the short-term maturity of these instruments.
The fair value of our mortgage notes payable and unsecured loans and notes payable-related parties, which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us. The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs, including:

•
Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations; and

•	Valuations based on internal models with significant unobservable inputs.
These levels form a hierarchy. We follow this hierarchy for our financial instruments measured or disclosed at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.
Offering Costs and Formation Transaction Expenses
In connection with the Offering and the formation transactions, we incurred incremental accounting fees, legal fees and other professional fees. Such costs were deferred and recorded as a reduction of proceeds of the Offering. Certain costs associated with the Offering and the formation transactions not directly attributable to the solicitation of consents of the investors in the existing entities and the Offering, but rather related to structuring the formation transaction, were expensed as incurred.

Results of Operations
Overview
For the periods presented, our predecessor’s portfolio was comprised of interests in ten office properties and six retail properties and non-controlled interests in the following four office properties, which are accounted for under the equity method of accounting: the Empire State Building, 1350 Broadway, 1333 Broadway and 501 Seventh Avenue. The fee ownership interests of the Empire State Building and 501 Seventh Avenue are included in our predecessor’s portfolio but the operating lease interests of these two properties are part of our predecessor’s equity interest in non-controlled entities. These non-controlled interests will represent a significant part of our operations following this offering and the formation transactions when they become consolidated into our operations. Also, for the periods presented below, rental revenue includes rental revenue earned by the Empire State Building and 501 Seventh Avenue related to leasehold rent, which upon acquisition by our company will be eliminated in consolidation. The following comparative discussion of results of operations discusses only the operations of our predecessor (which reflects its interest in the non-controlled entities as an equity investment). Therefore, for periods following the Offering and the formation transactions, our results of operations will be materially different as they will consolidate the non-controlled entities and will disclose more detailed information concerning the Empire State Building, 1350 Broadway, 1333 Broadway and 501 Seventh Avenue.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 (in thousands)
The following table summarizes the historical results of operations of our predecessor for three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Change	%
Revenues:
Rental revenue(1)	$45,228	$43,405	$1,823	4.2%
Tenant expense reimbursement	7,180	7,889	(709)	(9.0)%
Third-party management and other fees	884	739	145	19.6%
Construction revenue	5,869	3,587	2,282	63.6%
Other income and fees	3,117	3,795	(678)	(17.9)%
Total Revenues	62,278	59,415	2,863	4.8%

Operating Expenses:
Operating expenses	14,170	13,261	909	6.9%
Marketing, general and administrative expenses	9,633	5,730	3,903	68.1%
Construction expenses	5,933	3,875	2,058	53.1%
Real estate taxes	8,003	7,794	209	2.7%
Formation transaction expenses	1,507	917	590	64.3%
Depreciation and amortization	12,763	11,000	1,763	16.0%
Total Operating Expenses	52,009	42,577	9,432	22.2%
Operating Income	10,269	16,838	(6,569)	(39.0)%
Other Income (Expense):
Equity in net income of non-controlled entities	6,918	5,912	1,006	17.0%
Interest expense	(14,906)	(13,735)	(1,171)	8.5%
Net Income	$2,281	$9,015	$(6,734)	(74.7)%
_______________

(1)	Includes $4,185 and $3,926 of leasehold rent for the three months ended September 30, 2013 and 2012, respectively.

Rental Revenue
Rental revenue increased by $1,823, or 4.2%, to $45,228 for the three months ended September 30, 2013 from $43,405 for the three months ended September 30, 2012. The increase was primarily attributable an increase in basic rent income at the Empire State Building of $530 attributable to increased debt service paid by Empire State Building Associates L.L.C. and passed through to Empire State Building Company, L.L.C. on additional financing and higher revenues from the remaining properties of $1,293.
Tenant Expense Reimbursement
Tenant expense reimbursement decreased by $709, or 9.0%, to $7,180 for the three months ended September 30, 2013 from $7,889 for the three months ended September 30, 2012. The decrease in tenant expense reimbursements for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily attributable to a decline in electric income of $622 primarily due to new tenants generally having their space metered resulting in lower profit margins on electric than previous tenants billed on a non-metered basis and lower CPI escalations of $130. The decrease was partially offset by an increase in other expense reimbursements of $43.
Third-Party Management and Other Fees
Third-party management and other fees increased by $145, or 19.6%, to $884 for the three months ended September 30, 2013 from $739 for the three months ended September 30, 2012. This is primarily attributable to an increase in professional fee income of $1,613 partially offset by lower management fee income of $1,518.
Construction Revenue
Construction revenue increased by $2,282, or 63.6%, to $5,869 for the three months ended September 30, 2013 from $3,587 for the three months ended September 30, 2012. This increase is attributable to a higher number of construction projects during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other Income and Fees
Other income and fees decreased by $678, or 17.9%, to $3,117 for the three months ended September 30, 2013 from $3,795 for the three months ended September 30, 2012. This decrease is mainly attributable to higher lease cancellation fees earned during the three months ended September 30, 2012 compared to fees earned during the third quarter 2013.
Operating Expenses
Operating expenses increased by $909, or 6.9%, to $14,170 for the three months ended September 30, 2013 from $13,261 for the three months ended September 30, 2012. This increase is primarily attributable to higher operating payroll of $883.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased by $3,903, or 68.1%, to $9,633 for the three months ended September 30, 2013 from $5,730 for the three months ended September 30, 2012. This variance primarily reflects an increase of $2,520 in professional fees generally related to non-capitalizable costs associated with the Offering and formation transactions and $1,688 for incentive compensation accruals partially offset by lower general expenses of $211.
Construction Expenses
Construction expenses increased by $2,058, or 53.1%, to $5,933 for the three months ended September 30, 2013 from $3,875 for the three months ended September 30, 2012. This increase correlates with the increase in the new construction projects as noted above in Construction Revenue.

Real Estate Taxes
Real estate taxes increased by $209, or 2.7%, to $8,003 for the three months ended September 30, 2013 from $7,794 for the three months ended September 30, 2012. The increase was primarily attributable to an aggregate increase of $266 at 250 West 57th Street and One Grand Central Place.
Formation Transaction Expenses
Formation transaction expenses increased by $590, or 64.3%, to $1,507 for the three months ended September 30, 2013 from $917 for the three months ended September 30, 2012. The increase was due to greater external legal, accounting, and proxy solicitation, and investor relation services time and costs related to structuring the formation transactions.
Depreciation and Amortization
Depreciation and amortization increased by $1,763, or 16.0%, to $12,763 for the three months ended September 30, 2013 from $11,000 for the three months ended September 30, 2012. The increase in depreciation and amortization expense was primarily the result of improvements made at the Empire State Building and One Grand Central Place resulting in additional depreciation and amortization of $816 and $423, respectively..
Interest Expense
Interest expense (including amortization of deferred financing costs) increased by $1,171, or 8.5%, to $14,906 for the three months ended September 30, 2013 from $13,735 for the three months ended September 30, 2012. This was primarily attributable to a net increase in interest expense of $1,153 at the Empire State Building due to higher loan balances, and amortization of deferred financing costs incurred in connection with the loan's origination and subsequent draws and amendments.
Equity in Income of Non-controlled Entities
Equity in income of non-controlled entities increased by $1,006, or 17.0%, to $6,918 for the three months ended September 30, 2013 from $5,912 for the three months ended September 30, 2012, primarily due to increased net income at Empire State Building.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012 (in thousands)
The following table summarizes the historical results of operations of our predecessor for nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Change	%
Revenues:
Rental revenue(1)	$134,133	$129,673	$4,460	3.4%
Tenant expense reimbursement	20,814	22,570	(1,756)	(7.8)%
Third-party management and other fees	5,067	3,909	1,158	29.6%
Construction revenue	18,269	11,731	6,538	55.7%
Other income and fees	5,984	8,778	(2,794)	(31.8)%
Total Revenues	184,267	176,661	7,606	4.3%

Operating Expenses:
Operating expenses	40,128	41,446	(1,318)	(3.2)%
Marketing, general and administrative expenses	22,807	13,305	9,502	71.4%
Construction expenses	18,722	12,575	6,147	48.9%
Real estate taxes	23,790	22,493	1,297	5.8%
Formation transaction expenses	4,507	1,640	2,867	174.8%
Depreciation and amortization	38,030	31,877	6,153	19.3%
Total Operating Expenses	147,984	123,336	24,648	20.0%
Operating Income	36,283	53,325	(17,042)	(32.0)%
Other Income (Expense):
Equity in net income of non-controlled entities	14,816	13,498	1,318	9.8%
Interest expense	(43,817)	(40,223)	(3,594)	8.9%
Net Income	$7,282	$26,600	$(19,318)	(72.6)%
_______________

(1)	Includes $14,336 and $12,208 of leasehold rent for the nine months ended September 30, 2013 and 2012, respectively.

Rental Revenue
Rental revenue increased by $4,460, or 3.4%, to $134,133 for the nine months ended September 30, 2013 from $129,673 for the nine months ended September 30, 2012. The increase was primarily attributable to increased overage rent at 501 Seventh Avenue of $514 and an increase in basic rent income at the Empire State Building of $1,613 attributable to increased debt service paid by Empire State Building Associates L.L.C. and passed through to Empire State Building Company, L.L.C. on additional financing.
Tenant Expense Reimbursement
Tenant expense reimbursement decreased by $1,756, or 7.8%, to $20,814 for the nine months ended September 30, 2013 from $22,570 for the nine months ended September 30, 2012. The decrease in tenant expense reimbursements for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to a decline in electric income of $1,826 primarily due to new tenants generally having their space metered resulting in lower profit margins on electric than previous tenants billed on a non-metered basis and lower CPI escalations of $294. The decrease was partially offset by an increase in other expense reimbursements of $364.
Third-Party Management and Other Fees
Third-party management and other fees increased by $1,158, or 29.6%, to $5,067 for the nine months ended September 30, 2013 from $3,909 for the nine months ended September 30, 2012. This is primarily attributable to an increase in supervisory fees of $880 and financing fee of $405.
Construction Revenue
Construction revenue increased by $6,538, or 55.7%, to $18,269 for the nine months ended September 30, 2013 from $11,731 for the nine months ended September 30, 2012. This increase is attributable to a higher number of construction projects during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other Income and Fees
Other income and fees decreased by $2,794, or 31.8%, to $5,984 for the nine months ended September 30, 2013 from $8,778 for the nine months ended September 30, 2012. This decrease is mainly attributable to $2,175 of lower lease cancellation fees earned during the nine months ended September 30, 2013 compared to fees earned during 2012, and lower overage fees distribution of $326.
Operating Expenses
Operating expenses decreased by $1,318, or 3.2%, to $40,128 for the nine months ended September 30, 2013 from $41,446 for the nine months ended September 30, 2012. This decrease is primarily attributable to a reduction in repairs and maintenance of $2,744 and lower bad debt expense of $1,109 which was partially offset by higher operating payroll of $2,221.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased by $9,502, or 71.4%, to $22,807 for the nine months ended September 30, 2013 from $13,305 for the nine months ended September 30, 2012. This variance primarily reflects an increase of $8,071 in professional fees generally related to non-capitalizable costs associated with the consolidation and the Offering and increased incentive compensation of $2,315, partially offset by lower marketing costs of $443.
Construction Expenses
Construction expenses increased by $6,147, or 48.9%, to $18,722 for the nine months ended September 30, 2013 from $12,575 for the nine months ended September 30, 2012. This increase correlates with the increase in the new construction projects as noted above in Construction Revenue.
Real Estate Taxes
Real estate taxes increased by $1,297, or 5.8%, to $23,790 for the nine months ended September 30, 2013 from $22,493 for the nine months ended September 30, 2012. The increase was primarily attributable to an aggregate increase of $1,132 at 250 West 57th Street, 1359 Broadway, One Grand Central Place and 1542 Third Avenue.
Formation Transaction Expenses
Formation transaction expenses increased by $2,867, or 174.8%, to $4,507 for the nine months ended September 30, 2013 from $1,640 for the nine months ended September 30, 2012. The increase was due to greater external legal, accounting, and proxy solicitation, and investor relation services time and costs related to structuring the formation transactions.
Depreciation and Amortization
Depreciation and amortization increased by $6,153, or 19.3%, to $38,030 for the nine months ended September 30, 2013 from $31,877 for the nine months ended September 30, 2012. The increase in depreciation and amortization expense was primarily the result of improvements made at the Empire State Building and One Grand Central Place resulting in additional depreciation and amortization of $4,115 and a net increase at the other properties of $2,038.
Interest Expense
Interest expense (including amortization of deferred financing costs) increased by $3,594, or 8.9%, to $43,817 for the nine months ended September 30, 2013 from $40,223 for the nine months ended September 30, 2012. This was primarily attributable to a net increase in interest expense of $3,698 at the Empire State Building due to higher loan balances, and amortization of deferred financing costs incurred in connection with the loan's origination and subsequent draws and amendments, partially offset by lower interest expense at the other properties of $104.
Equity in Income of Non-controlled Entities
Equity in income of non-controlled entities increased by $1,318, or 9.8%, to $14,816 for the nine months ended September 30, 2013 from $13,498 for the nine months ended September 30, 2012, primarily due to increased net income at Empire State Building.

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our renovation and repositioning programs, acquire properties, make distributions to our stockholders and other general business needs. Based on the historical experience of our predecessor and our business strategy, in the foreseeable future we anticipate we will generate positive cash flows from operations. In order to qualify as a REIT, we are required under the Code to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our stockholders.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, mortgage financings and unused borrowing capacity under our new revolving and term credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, the net proceeds from the Offering and available borrowing capacity under our loans and secured revolving and term credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions (including potentially the option properties), redevelopments and capital expenditures through our cash flows from operations, the net proceeds from this offering, our secured revolving and term credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales.
Upon completion of the Offering and the formation transactions, we received net proceeds from the Offering of approximately $884.1 million, including the underwriters’ overallotment option which was exercised in full (after deducting the underwriting discount and commissions and estimated expenses of the Offering and formation transactions). We do not intend to use any of the net proceeds from the Offering to fund distributions to our stockholders, but to the extent we use the net proceeds to fund distributions, these payments will be treated as a return of capital to our stockholders for U.S. federal income tax purposes. Pending the use of the net proceeds, we intend to invest such portion of the net proceeds in interest bearing accounts and short term, interest bearing securities that are consistent with our intention to qualify for taxation as a REIT.
Following the offering and formation transactions we have approximately $1.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.61% and a weighted average maturity of 3.3 years. Following the completion of the Offering and the formation transactions, we have no debt maturing in the remainder of 2013 and approximately $199.1 million of debt maturing in 2014.
Concurrently with the closing of the Offering, we entered into an agreement for an $800.0 million secured revolving and term credit facility from lenders that included certain of the underwriters of the Offering or their respective affiliates. We expect to use this secured revolving and term credit facility to, among other things, fund capital expenditures and tenant improvements and leasing commissions, potential acquisitions, general corporate matters and working capital. Additionally, the secured revolving and term credit facility was used to repay and retire the existing $500.0 million term loan previously secured by the Empire State Building, which had a balance of $300.0 million as of September 30, 2013, and to fully repay a loan made to fund cash needs including the payment of leasing commissions and expenditures on tenant installations at First Stamford Place which was made by an entity controlled by Anthony E. Malkin and Peter L. Malkin. The secured revolving and term credit facility includes an accordion feature that will allow us to increase availability thereunder to $1.25 billion, under specified circumstances.
Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Peter L. Malkin and Anthony E. Malkin were released from or otherwise indemnified for liabilities arising under certain guarantees and indemnities with respect to approximately $1.3 billion of mortgage loans (including currently undrawn amounts) on our properties, which were assumed by us upon the consummation of the Offering and the formation transactions in respect of obligations arising after such closing. The guarantees and indemnities with respect to all of the indebtedness are, in most instances, limited to losses incurred by the applicable lender arising from acts such as fraud, misappropriation of funds, intentional breach, bankruptcy and certain environmental matters. In connection with our assumption of these mortgage loans, we had the guarantors and/or indemnitors released from these guarantees and indemnities and our operating partnership assumed any such guarantee and indemnity obligations as replacement guarantor and/or indemnitor. To the extent lenders do not consent to the release of these guarantors and/or indemnitors, and they remain guarantors and/or indemnitors on assumed indebtedness following the Offering and the formation transactions, our operating partnership will enter into indemnification agreements with the guarantors and/or indemnitors pursuant to which our operating partnership will be obligated to indemnify such guarantors and/or indemnitors for any amounts paid by them under guarantees and/or indemnities with respect to the assumed indebtedness.
The following table summarizes our tenant improvement costs, leasing commission costs and our capital expenditures for the 18 properties we will own following the Offering and the formation transactions as if they were consolidated for each of the periods presented:
Office Properties(1)

	Nine Months Ended September 30,	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2013	2012	2011	2010
Number of leases signed(2)	167	248	232	312
Total Square Feet	655,003	1,057,476	1,469,588	1,111,281

Leasing commission costs(3)	$8,489,707	$15,483,445	$26,582,405	$11,412,065
Tenant improvement costs(3)	31,586,059	45,827,698	58,391,713	35,493,556
Total leasing commissions and tenant improvement costs(3)	$40,075,766	$61,311,143	$84,974,118	$46,905,621

Leasing commission costs per square foot(3)	$12.96	$14.64	$18.09	$10.27
Tenant improvement costs per square foot(3)	48.22	43.34	39.73	31.94
Total leasing commissions and tenant improvement costs per square foot(3)	$61.18	$57.98	$57.82	$42.21
Retail Properties(4)

	Nine Months Ended September 30,	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2013	2012	2011	2010
Number of leases signed(2)	8	17	16	21
Total Square Feet	68,383	42,968	64,476	85,949

Leasing commission costs(3)	$4,957,677	$1,887,244	$2,326,194	$2,666,171
Tenant improvement costs(3)	1,889,499	—	212,088	760,650
Total leasing commissions and tenant improvement costs(3)	$6,847,176	$1,887,244	$2,538,282	$3,426,821

Leasing commission costs per square foot(3)	$72.50	$43.92	$36.08	$31.02
Tenant improvement costs per square foot(3)	27.63	—	3.29	8.85
Total leasing commissions and tenant improvement costs per square foot(3)	$100.13	$43.92	$39.37	$39.87
Total Portfolio
Capital expenditures(5)	$33,304,000	$57,421,000	$34,993,000	$43,670,000
_______________

(1)	Excludes an aggregate of 421,506 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 421,506 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(5)
Includes all capital expenditures, excluding tenant improvement and leasing commission costs, which are primarily attributable to the renovation and repositioning program conducted at our Manhattan office properties.

As of September 30, 2013, we expect to incur additional costs relating to obligations under signed new leases of approximately $32.9 million and $72.8 million during the remainder of 2013 and the 12 months ending September 30, 2014. This consists of approximately $31.8 million for tenant improvements and other improvements related to new leases and approximately $1.1 million on leasing commissions expected to be incurred during the remainder of 2013, and approximately

$71.7 million for tenant improvements and other improvements related to new leases and approximately $1.1 million on leasing commissions expected to be incurred in the 12 months ending September 30, 2014. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the secured revolving and term credit facility which we expect to obtain upon the closing of this offering from lenders that will include certain of the underwriters of this offering or their respective affiliates.
We currently intend to invest between $15.0 million and $45.0 million of additional capital through the end of 2013 (excluding leasing commissions and tenant improvements) in continuation of our renovation and repositioning program for our Manhattan office properties. These additional capital expenditures are considered part of both our short-term and long-term liquidity requirements. We expect to complete substantially this program by the end of 2013, except with respect to the Empire State Building, which is the last Manhattan office property that began its renovation and repositioning program. In addition, we currently estimate that between $100.0 million and $130.0 million of capital is needed beyond 2013 to complete substantially the renovation and repositioning program at the Empire State Building, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements that are needed beyond 2013 to complete the renovation and repositioning program at the Empire State Building through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
During the nine months ended September 30, 2013,

(i)
we borrowed $81.0 million on the Empire State Building secured term loan (which was repaid in connection with the Offering. The advance bore interest at 250 basis points over the 30-day LIBOR rate and was used to fund improvements at the Empire State Building as part of our renovation and repositioning program;

(ii)
we closed on a $9.5 million loan collateralized by 69-97 Main Street, Westport, CT. The loan bears interest at LIBOR plus 1.40% or Prime plus 0.50%. The loan matures on April 29, 2015 and has two one-year extension options. The proceeds of the loan were used to pay off the existing loan on 69-97 Main Street which matured on May 1, 2013;

(iii)
we closed on a $12.0 million loan collateralized by One Grand Central Place. $0.4 million was drawn at closing and $6.0 million was drawn as of September 2013. The loan bears interest at the greater of (i) Prime plus 0.5% and (ii) 3.75% and matures on November 5, 2014. The net proceeds of this loan were used for tenant improvement and capital improvement costs at the property;

(iv)	we drew $3.0 million on a loan collateralized by 1350 Broadway. The proceeds of this draw were used in connection with improvements made at the property;

(v)
we extended the maturity of the $47.0 million loan collateralized by 501 Seventh Avenue from August 1, 2013 to February 1, 2014. The loan bears interest at Prime plus 100 basis points and we have the option to extend the maturity date of the loan for an additional six months to August 1, 2014. The net proceeds of this loan were used for tenant improvement and capital improvement costs at the property;

(vi)
we closed on a loan made to fund cash needs including the payment of leasing commissions and expenditures on tenant installations at First Stamford Place which was made by an entity controlled by Anthony E. Malkin and Peter L. Malkin. The loan has a principal amount of $4.5 million, an outstanding balance of approximately $3.8 million and bears interest at 2.5% over 30-day LIBOR; and

(vii)	we drew $6.1 million on a loan collateralized by 250 West 57th Street. The proceeds of this draw were used to fund leasing commissions, tenant improvements and redevelopment expenditures.
These principal amounts and rates of interest represent the fair values at the date of financing.

One of our tenants, LF USA has subleased 24,212 square feet and sought a partial termination of its lease with respect to 27,524 square feet at 1359 Broadway. This partial termination was entered into during September 2013 and, in connection with such partial termination, we entered into marketing agreements with LF USA which provides that we and LF USA jointly market, as potential subleased premises or directly leased premises, portions of LF USA’s space at the Empire State Building and 1359 Broadway, comprising of 180,436 square feet at the Empire State Building and 45,598 square feet at 1359 Broadway and any space at these properties that LF USA may seek to sublease from time to time. To the extent any space is subleased by LF USA, we expect that LF USA will remain obligated for all tenant obligations in respect of its entire leased premises.
Leverage Policies
We expect to employ leverage in our capital structure in amounts determined from time to time by our board of directors. Although our board of directors has not adopted a policy that limits the total amount of indebtedness that we may incur, we anticipate that our board of directors will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including, but not limited to, recourse or non-recourse debt and cross collateralized debt). Our overall leverage will depend on our mix of investments and the cost of leverage, however, we initially intend to maintain a level of indebtedness consistent with our plan to seek an investment grade credit rating. Our board of directors may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.
Consolidated Indebtedness to be Outstanding After The Offering
Upon completion of the Offering and the formation transactions, we have total indebtedness outstanding of approximately $1.2 billion (based on September 30, 2013 pro forma outstanding balances). This indebtedness is comprised of 23 mortgage loans secured by 16 of our properties and includes our secured revolving and term credit facility, 70.2% of which is at fixed rates. The weighted average interest rate on the total indebtedness is expected to be 4.61% per annum.
The following table (in thousands) sets forth certain information with respect to the mortgage indebtedness as of September 30, 2013 that is outstanding following the Offering and the formation transactions.

Property Name	Stated Interest Rate	Principal Balance as of September 30, 2013	Amortization	Maturity Date(1)
Predecessor Mortgage Notes Payable
501 Seventh Avenue (first lien mortgage loan)	5.75%	$1,047	25 years	02/01/14
(second lien mortgage loan)(2)	5.75%; 6.04%	38,694	25 years(3)	02/01/14
(third lien mortgage loan)	LIBOR + 2.0%	6,540	Interest only	02/01/14
1359 Broadway (first lien mortgage loan)	5.75%	9,666	25 years	08/01/14
(second lien mortgage loan)(5)	5.75%; 5.87%; 6.40%	35,720	25 years(6)	08/01/14
One Grand Central Place (first lien mortgage loan) (7)	5.34%	72,284	25 years	11/05/14
(second lien mortgage loan)	7.00%	14,961	25 years	11/05/14
(third lien mortgage loan)	Greater of (i) Prime +0.5% & (ii) 3.75%	6,382	25 years	11/05/14
500 Mamaroneck Avenue	5.41%	32,739	30 years	01/01/15
250 West 57th Street (first lien mortgage loan)	5.33%	25,830	25 years	01/05/15
(second lien mortgage loan)	6.13%	11,321	25 years	01/05/15
(third lien mortgage loan)	Greater of 4.25% and Prime +1%(8)	21,000	Interest only	01/05/15
69-97 Main Street (9)	Greater of Prime +.50% or LIBOR + 1.40%	9,500	Interest only	04/29/15
Metro Center (Note 1)(10)	5.80%	58,816	30 years	01/01/16
(Note 2)(10)	6.02%	37,701	30 years	01/01/16
10 Union Square	6.00%	21,053	30 years	05/01/17
10 Bank Street	5.72%	33,541	30 years	06/01/17
1542 Third Avenue	5.90%	19,103	30 years	06/01/17
First Stamford Place	5.65%	246,441	30 years	07/05/17
383 Main Avenue	5.59%	30,492	30 years	07/05/17
1010 Third Avenue and 77 West 55th Street	5.69%	28,217	30 years	07/05/17
Secured Revolving and Term Credit Facility (4)	LIBOR + 1.35%	300,000	Interest only	10/07/18
Total Predecessor		$1,061,048

Property Name	Stated Interest Rate	Principal Balance as of September 30, 2013		Amortization	Maturity Date(1)
Acquired Properties Mortgage Notes Payable
1333 Broadway	6.32%	78,811	(11)	30 years	01/05/18
1350 Broadway (first lien mortgage loan)	5.87%	43,603	(13)	30 years	04/05/18
(second lien mortgage loan)	Greater of 4.25% and Prime +1%(15)	13,812	(16)	Interest only	10/10/14	(17)
Total Acquired Properties		$136,226

Total Mortgage Notes Payable
Total/Weighted Average:	4.61%	$1,197,274

Notes:

(1)	Pre-payment is generally allowed for each loan with no pre-payment penalty or upon payment of a customary pre-payment penalty.

(2)	Represents the two tranches of the second lien mortgage loan.

(3)	Amortization began on April 1, 2005 as to $39,424 original principal and on April 1, 2006 as to $8,276 original principal.

(4)	Represents borrowings under the secured revolving and term credit facility discussed below.

(5)	Represents three tranches of the second lien mortgage loan.

(6)	Amortization began on April 1, 2005 as to $6,969 original principal, on December 1, 2005 as to $13,803 original principal and on September 1, 2007 as to $21,228 original principal.

(7)
Amortization began on August 5, 2007 as to $84,000 original principal and on December 5, 2009 as to $16,000 original principal. During May 2013, we closed on a $12,000 loan collateralized by One Grand Central Place. $382 was drawn at closing and $4,000 was drawn during June 2013. The loan bears interest at the greater of (i) Prime plus 0.5.% and (ii) 3.75% and matures on November 5, 2014.

(8)
Prior to January 5, 2015, we have the option to fix the interest rate on all or any portion of the principal then outstanding, up to three times and in minimum increments of $5,000 to an annual rate equal to either (i) the greater of (a) 4.75% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of two days prior to the effective date of the fixing of the interest rate, and (ii) the greater of (a) 5.00% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of 30 days prior to the effective date of the fixing of the interest rate. If option (i) is selected, we will be subject to the payment of pre-payment fees, and if option (ii) is selected, we may prepay the loan without any pre-payment fees.

(9)
Represents a new $9,500 loan which we closed on during April 2013. The new loan bears interest at LIBOR plus 1.40% or Prime plus 0.50% and matures on April 29, 2015. The loan has two one-year extension options.

(10)	Notes 1 and 2 are pari passu.

(11)	Includes unamortized premium of $8,154.

(12)	Amortization began on February 5, 2013, with a period of 30 years.

(13)	Includes unamortized premium of $4,058.

(14)	Amortization began on May 5, 2013, with a period of 30 years.

(15)
Prior to October 10, 2014, we have the option to fix the interest rate on all or any portion of the principal then outstanding, up to three times and in minimum increments of $5,000 to an annual rate equal to the greater of (a) 4.75% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to October 10, 2014 as most recently made available by the Federal Reserve Board as of two business days prior to the effective date of the fixing of the interest rate.

(16)	Includes unamortized premium of $135.

(17)
We have the right to extend the maturity date to April 5, 2018. If we elects to extend the term of the loan, the interest rate will be reset at an annual rate equal to, at our option, either: (i) the greater of (a) 6.5% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to April 5, 2018 as most recently made available by the Fed Reserve Board as of 30 days prior to the first day of the extended term of the loan or (ii) the greater of (a) 6.75% or (b) 325 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to April 5, 2018 as most recently made available by the Federal Reserve Board as of 30 days prior to the first day of the extended term of the loan. If option (i) is selected, we will be subject to the payment of pre-payment fees, and if option (ii) is selected, we may prepay the loan without any pre-payment fees.

The following is a summary of the material provisions of the secured term loan agreement with respect to the secured revolving and term credit facility.

Secured Revolving and Term Credit Facility
Concurrently with the closing of the Offering, we entered into an agreement for a secured revolving and term credit facility in the maximum aggregate original principal amount of up to $800.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) acted as joint lead arranger and joint bookrunner, Bank of America, N.A. (“Bank of America”), an affiliate of Merrill Lynch, acts as administrative agent and Goldman Sachs Bank USA, an affiliate of Goldman Sachs & Co., acts as syndication agent, joint lead arranger and joint bookrunner, with respect to the revolving credit and term loan facilities, which are collectively referred to herein as the secured revolving and term credit facility. The secured revolving and term credit facility is comprised of a term loan A and a term loan B, which are referred to herein as the term loan, and a revolving credit facility, which is referred to herein as the revolving credit facility, in the maximum original principal amount of the difference between $800.0 million and the original balance under the term loan. The secured revolving and term credit facility contains an accordion feature that will allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. We expect to use the secured revolving and term credit facility to, among other things, fund capital expenditures and tenant improvements and leasing commissions, potential acquisitions, development and redevelopment of real estate properties, general corporate matters and working capital. The secured revolving and term credit facility was used to fully repay the $500.0 million term loan previously secured by the Empire State Building, which had a balance of $300.0 million as of September 30, 2013.

In addition, we used the secured revolving and term credit facility to fully repay a loan made to fund cash needs including the payment of leasing commissions and expenditures on tenant installations at First Stamford Place which was made by an entity controlled by Anthony E. Malkin and Peter L. Malkin. The loan had a principal amount of $4.5 million, an outstanding balance as of September 30, 2013 of approximately $3.8 million and bore interest at 2.5% over 30-day LIBOR. The determination to repay principal on the loan was made by us in our sole discretion and the loan was prepayable at any time, without premium.

We and certain of our subsidiaries are guarantors of the secured revolving and term credit facility and pledged specified equity interests in our subsidiaries as collateral for our obligations under the secured revolving and term credit facility. We refer to us, our operating partnership and our subsidiaries who will be guarantors collectively as the loan parties.

Availability. The amount available to us under the secured revolving and term credit facility is based on adjusted net operating income from all of the borrowing base properties, and subject to parameters that reference a minimum debt service coverage ratio and an assumed amortization term and interest rate.

Interest. Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, based on our total indebtedness to total asset value leverage ratio upon the completion of the Offering, resulted in a spread of 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, based on our total indebtedness to total asset value leverage ratio upon the completion of the Offering, resulted in a spread of 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, based on our total indebtedness to total asset value leverage ratio upon the completion of the Offering, resulted in a spread of 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, based on our total indebtedness to total asset value leverage ratio upon the completion of the Offering, resulted in a spread of 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

Fees. We paid certain customary fees and expense reimbursements.

Maturity. The term loan has a term of five years and the revolving credit facility has an initial term of four years. We have the option to extend the initial term of the revolving credit facility for an additional one-year period, subject to certain conditions, including the payment of an extension fee equal to 0.20% of the then-outstanding commitments under the revolving credit facility.

Financial Covenants. The secured revolving and term credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness (excluding the secured revolving and term credit facility) will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth at the closing of the secured revolving and term credit facility plus 75% of net equity proceeds received by us after the closing date (other than proceeds received by us in connection with any dividend reinvestment program), (iv) adjusted EBITDA (as defined in the secured revolving and term credit facility) to consolidated fixed charges will not be less than 1.50x, (v) consolidated variable rate debt will not exceed 25% of total asset value and (vi) consolidated secured recourse indebtedness (excluding the secured revolving and term credit facility) will not exceed 10% of total asset value. Subject to certain customary exceptions and excluding dividends and distributions payable solely in our common stock, we are restricted from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined in the secured revolving and term credit facility) and (y) the amount of dividends and other distributions we are required to pay in order to maintain our qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions.

Other Covenants. In addition, the secured revolving and term credit facility contains customary covenants, including limitations on liens, investment, debt, fundamental changes, transactions with affiliates and requires us to provide certain customary financial reports.

Events of Default. The secured revolving and term credit facility contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control (as defined in the secured revolving and term credit facility).
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ended December 31, 2013 (assuming all debt obligations as of September 30, 2013 were outstanding as of January 1, 2013) through 2017 and thereafter assuming the completion of the Offering and formation transactions (in thousands).

	Pro Forma Year Ended December 31
	2013	2014	2015	2016	2017	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$54,433	$50,628	$38,392	$32,079	$22,599	$4,644	$202,775
Amortization	15,613	14,752	10,036	7,918	5,393	306	54,018
Principal repayment	—	194,065	97,882	91,369	355,760	403,441	1,142,517
Ground leases	108	108	108	108	108	2,763	3,303
Tenant improvement and leasing commission costs	32,857	39,932	—	—	—	—	72,789

Total	$103,011	$299,485	$146,418	$131,474	$383,860	$411,154	$1,475,402
_______________

(1)	Assumes no extension options are exercised.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements.
Distribution Policy
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax liability on our income and the 4% nondeductible excise tax.
Before we pay any distribution, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and obligations to make payments of principal and interest, if any. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid

U.S. federal income tax and the 4% nondeductible excise tax in that year. However, we currently have no intention to use the net proceeds from the Offering to make distributions nor do we currently intend to make distributions using shares of our common stock.
Cash Flows
Comparison of Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012 (in thousands)
Net cash. Cash on hand was $105,600 and $93,235, respectively, as of September 30, 2013 and September 30, 2012.
Operating activities. Net cash provided by operating activities decreased by $23,625 to $62,021 for the nine months ended September 30, 2013 compared to $85,646 for the nine months ended September 30, 2012. This decrease is primarily due to lower net income due to an increase in professional fees generally related to non-capitalizable costs associated with the consolidation and the Offering.
Investing activities. Net cash used in investing activities decreased by $13,386 to $56,450 for the nine months ended September 30, 2013 compared to $69,836 for the nine months ended September 30, 2012. This decrease resulted primarily from a decrease in due from affiliates for advances for leasehold interests and improvements of $15,061 partially offset by an increase of $3,026 in building improvement and tenant improvement costs.
Financing activities. Net cash provided by financing activities increased by $57,421 to $48,530 for the nine months ended September 30, 2013 compared to $8,891 of net cash used for the nine months ended September 30, 2012. This increase primarily resulted from a $31,475 increase in net borrowings, a $3,603 increase in net borrowings from an unsecured loan, a $17,773 decrease in distributions to investors and a $3,990 decrease in offering costs.

Distribution to Equity Holders
Distributions have been made to equity holders in 2010, 2011, 2012 and through September 30, 2013 as follows:

For the year ended:
December 31, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $40,674,000
December 31, 2011 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $46,691,000
December 31, 2012 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $62,903,000
For the period ended:
March 31, 2013 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $19,528,000
June 30, 2013 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$27,427,000
September 30, 2013 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$31,965,000

Inflation
Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. We do not believe inflation has had a material impact on our historical financial position or results of operations.
Seasonality
We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism trends and weather, and therefore does experience some seasonality. During the past ten years of our annual observatory revenue, approximately 16% to 18% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of September 30, 2013, assuming the completion of the Offering and formation transactions, our floating rate mortgage debt represents 29.8% of our indebtedness. This floating rate debt includes $300.0 million of borrowings under the secured revolving and term credit facility. Following the closing of the Offering and formation transactions, we anticipate that we will enter into hedging instruments to reduce our floating rate exposure with respect to these borrowings under the secured revolving and term credit facility.
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. Our primary objectives when undertaking hedging transactions and derivative positions will be to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn will reduce the risk that the variability of cash flows will impose on floating rate debt. However, we can provide no assurances that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our portfolio. We are not subject to foreign currency risk.
We are exposed to interest rate changes primarily through property-specific floating rate mortgages. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
As of September 30, 2013, assuming the completion of the Offering and formation transactions, we had total outstanding floating rate mortgage debt obligations of $357.2 million. Based on our variable balances, interest expense would have increased by approximately $3.6 million for the nine months ended September 30, 2013, if short-term interest rates had been 1% higher. As of September 30, 2013, assuming the completion of the Offering and formation transactions, the weighted average interest rate on the $840.0 million of fixed-rate indebtedness outstanding was 5.85% per annum, each with maturities at various dates through April 5, 2018.
As of September 30, 2013, assuming the completion of the Offering and formation transactions, our outstanding debt was approximately $1.2 billion which was approximately $12.3 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of September 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 9 to the Notes to Condensed Combined Financial Statements for a description of legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" beginning on page 31 of our October 1, 2013 Prospectus relating to the Offering. Please review the Risk Factors set forth in the October 1, 2013 Prospectus relating to the Offering.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
On July 29, 2011, Anthony E. Malkin, our Chief Executive Officer and President, purchased 1,000 shares of our common stock for an aggregate purchase price of $100.00 in a private offering. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. We repurchased these shares at cost upon completion of the Offering.
Prior to or concurrently with the completion of the Offering and the formation transactions, we acquired, through a series of contributions and merger transactions, the assets and liabilities of our predecessor and the non-controlled entities and the related properties and issued 12,105,847 shares of our Class A common stock (4,493,935 shares of our Class A common stock issued in a transaction exempt from registration) and issued 148,957,292 operating partnership units in our operating partnership (86,284,634 operating partnership units issued in a transaction exempt from registration). In addition, prior to or concurrently with the completion of the Offering and the formation transactions, we issued 1,122,130 shares of our Class B common stock (435,191 shares of our Class B common stock issued in a transaction exempt from registration) to certain holders of interest in our predecessor and the related properties that received operating partnership units. All of such persons in the transactions exempt from registration had a substantive, pre-existing relationship with us, and all such persons who received operating partnership units and/or shares of our common stock in the transactions exempt from registration were “accredited investors” as defined under Regulation D of the Securities Act. Each such person was a holder of an interest in entities included in our predecessor or the non-controlled entities and we dealt with such persons throughout the time that such persons held interests in entities included in our predecessor or the non-controlled entities. The issuance of such operating partnership units and common stock was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and pursuant to Rule 506 of Regulation D of the Securities Act. All such persons were provided with and had access to information about the issuers of these securities including business objectives and historical property and financial information.
Use of Proceeds from Registered Securities
Our registration statements on Form S-11, as amended (Registration No. 333-179485) with respect to the Offering (the “Registration Statement”) registered up to $1,233,375,000 shares of our Class A common stock, par value $0.01 per share, and was declared effective by the SEC on October 1, 2013. We sold a total of 82,225,000 shares of our Class A common stock in the Offering at a public offering price of $13.00 per share, which included the exercise in full of the underwriters’ option to purchase up to 10,725,000 shares of our Class A common stock, for gross proceeds of approximately $1,068.9 million. The Offering and the formation transactions were completed on October 7, 2013. The joint book-running managers of the Offering were Goldman, Sachs & Co. and BofA Merrill Lynch. Co-managers of the Offering were Barclays, Citigroup, Deutsche Bank Securities, Wells Fargo Securities, Capital One Securities, HSBC, KeyBanc Capital Markets, PNC Capital Markets LLC, RBS, Stifel, Lebenthal Capital Markets, Loop Capital Markets and Ramirez & Co., Inc.
The net proceeds to us of the Offering and the formation transactions were approximately $884.1 million, after deducting underwriting discounts and commissions of approximately $74.8 million and estimated offering expenses. All of the foregoing underwriting discounts, commissions and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common shares; or (iii) our affiliates.
The net proceeds of the Offering were contributed to our operating partnership in exchange for operating partnership units in our operating partnership. We used the net proceeds from the Offering primarily to fund certain formation transaction costs and fees, repay certain indebtedness and make cash payments to holders of interests in the existing entities, including the Helmsley estate, as described in the prospectus comprising a part of the Registration Statement. There has been no material change in our planned use of proceeds from our Offering as described in our October 1, 2013 Prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The information under the heading "Exhibit Index" below is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY TRUST

Date: November 12, 2013                             By:/s/ Anthony E. Malkin
Chief Executive Officer and President

Date: November 12, 2013                             By:/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 8 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 27, 2013.

3.2	Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.2 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on February 13, 2012.
4.1
Specimen Class A Common Stock Certificate of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on November 2, 2012.

4.2
Specimen Class B Common Stock Certificate of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on November 2, 2012.

10.1	Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated October 1, 2013. (1)
10.2	Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated October 7, 2013. (1)
10.3	Tax Protection Agreement among Empire State Realty Trust, Inc., Empire State Realty OP, L.P., and the parties named therein, dated October 7, 2013. (1)
10.4	Indemnification Agreement among Empire State Realty Trust, Inc. and Peter L. Malkin, dated October 7 2013. (1)
10.5	Indemnification Agreement among Empire State Realty Trust, Inc. and Anthony E. Malkin, dated October 7, 2013. (1)
10.6	Indemnification Agreement among Empire State Realty Trust, Inc. and David A. Karp, dated October 7, 2013. (1)
10.7	Indemnification Agreement among Empire State Realty Trust, Inc. and Thomas P. Durels, dated October 7, 2013. (1)
10.8	Indemnification Agreement among Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr. , dated October 7, 2013. (1)
10.9	Indemnification Agreement among Empire State Realty Trust, Inc. and William H. Berkman, dated October 7, 2013. (1)
10.10	Indemnification Agreement among Empire State Realty Trust, Inc. and Alice M. Connell, dated October 7, 2013. (1)
10.11	Indemnification Agreement among Empire State Realty Trust, Inc. and Thomas J. DeRosa, dated October 7, 2013. (1)
10.12	Indemnification Agreement among Empire State Realty Trust, Inc. and Steven J. Gilbert, dated October 7, 2013. (1)
10.13	Indemnification Agreement among Empire State Realty Trust, Inc. and S. Michael Giliberto, dated October 7, 2013. (1)
10.14	Indemnification Agreement among Empire State Realty Trust, Inc. and Lawrence E. Golub, dated October 7, 2013. (1)
10.15	Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated October 7, 2013. (1)
10.16	Change in Control Severance Agreement between Empire State Realty Trust, Inc. and David A. Karp, dated October 7, 2013. (1)
10.17	Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr., dated October 7, 2013. (1)
10.18	Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas P. Durels, dated October 7, 2013. (1)
10.19
Secured Revolving and Term Credit Facility dated October 7, 2013 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto. (1)

Exhibit No.	Description
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Document (1)
101.DEF	XBRL Taxonomy Extension Definitions Document (1)
101.LAB	XBRL Taxonomy Extension Labels Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Document (1)
Notes:
(1)	Filed herewith.