Form 10-Q
period 2014-03-31
Empire State Realty Trust, Inc.
filed 2014-05-07
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	Accelerated filer
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	94,495,247
Class B Common Stock, par value $0.01 per share	1,122,130
(Class)	(Outstanding on May 5, 2014)

DEFINITIONS

•	"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

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

•
"enterprise value" means all outstanding shares of our Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at March 31, 2014 plus consolidated debt at March 31, 2014;

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

•
"our predecessor" means a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which were owned by certain entities that Anthony E. Malkin and Peter L. Malkin, as sponsors, owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities which we collectively refer to as the "non-controlled entities,"and are presented as uncombined entities in our consolidated financial statements. Specifically, the term “our predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performed various asset management services and routine administration with respect to, certain of the existing entities, which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and either through a fee interest or a long-term leasehold in the underlying land, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which include non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but that are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions, which we refer to as the “existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The term “the predecessor’s management companies” refers to the supervisor, Malkin Properties, Malkin Properties NY, Malkin Properties CT and Malkin Construction, collectively;

•
"securityholder" means holders of our Class A common stock and Class B common stock and holders of our operating partnership's Series ES, Series 250, Series 60 and Series PR operating partnership units.

•	"traded OP units" mean our operating partnership's Series ES, 60 and 250 operating partnership units.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$187,566	$187,566
Development costs	6,459	6,459
Building and improvements	1,473,665	1,455,398
	1,667,690	1,649,423
Less: accumulated depreciation	(315,256)	(295,351)
Commercial real estate properties, net	1,352,434	1,354,072
Cash and cash equivalents	44,703	60,743
Restricted cash	54,832	55,621
Tenant and other receivables, net of allowance of $1,342 and $499 in 2014 and 2013, respectively	29,644	24,817
Deferred rent receivables, net of allowance of $534 and $216 in 2014 and 2013, respectively	74,971	62,689
Prepaid expenses and other assets	23,535	35,407
Deferred costs, net	79,032	78,938
Acquired below-market ground lease, net	61,886	62,312
Acquired lease intangibles, net	237,900	249,983
Goodwill	491,479	491,479
Total assets	$2,450,416	$2,476,061
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$878,545	$883,112
Term loan and credit facility	325,000	325,000
Accounts payable and accrued expenses	71,712	81,908
Acquired below-market leases, net	125,106	129,882
Deferred revenue and other liabilities	22,574	21,568
Tenants’ security deposits	32,939	31,406
Total liabilities	1,455,876	1,472,876
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 94,496,534 and 94,484,023 shares issued and outstanding in 2014 and 2013, respectively	945	945
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,122,130 shares issued and outstanding in 2014 and 2013, respectively	11	11
Additional paid-in capital	316,683	316,558
Retained earnings	63,885	67,644
Total Empire State Realty Trust, Inc.'s stockholders' equity	381,524	385,158
Non-controlling interests in operating partnership	613,016	618,027
Total equity	994,540	1,003,185
Total liabilities and equity	$2,450,416	$2,476,061
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	The Company	The Predecessor
Revenues:
Rental revenue	$90,204	$45,266
Tenant expense reimbursement	15,153	6,589
Observatory revenue	17,301	—
Construction revenue	14,963	6,182
Third-party management and other fees	611	2,657
Other revenue and fees	2,074	1,726
Total revenues	140,306	62,420
Operating expenses:
Property operating expenses	36,311	13,806
Marketing, general, and administrative expenses	8,675	6,325
Observatory expenses	6,981	—
Construction expenses	14,283	6,260
Real estate taxes	18,373	7,871
Formation transaction expenses	—	1,695
Depreciation and amortization	30,115	12,156
Total operating expenses	114,738	48,113
Total operating income	25,568	14,307
Other income (expense):
Equity in net income of non-controlled entities	—	1,819
Interest expense	(14,337)	(14,196)
Net income	11,231	1,930
Net income attributable to the predecessor	—	(1,930)
Net income attributable to non-controlling interests	(6,862)	—
Net income attributable to Empire State Realty Trust, Inc.	$4,369	$—

Total weighted average shares:
Basic	95,575
Diluted	95,617

Net income per share attributable to Empire State Realty Trust, Inc.:
Basic earnings per share	$0.05
Diluted earnings per share	$0.05

Dividends per share	$0.085

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2014
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity

Balance at December 31, 2013	94,484	$945	1,122	$11	$316,558	$67,644	$385,158	$618,027	$1,003,185
Net income	—	—	—	—	—	4,369	4,369	6,862	11,231
Equity compensation:
LTIP units	—	—	—	—	—	—	—	900	900
Restricted stock	13	—	—	—	125	—	125	—	125
Dividends and distributions	—	—	—	—	—	(8,128)	(8,128)	(12,773)	(20,901)
Balance at March 31, 2014	94,497	$945	1,122	$11	$316,683	$63,885	$381,524	$613,016	$994,540

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2014	2013
	The Company	The Predecessor
Cash Flows From Operating Activities
Net income	$11,231	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,115	12,156
Amortization of deferred finance costs and debt premiums	534	1,615
Amortization of acquired above- and below-market leases, net	(1,885)	—
Amortization of acquired below-market ground lease	426	—
Straight-lining of rental revenue	(12,580)	(845)
Equity based compensation	1,025	—
Equity in net income of non-controlled entities	—	(1,819)
Distributions of cumulative earnings of non-controlled entities	—	1,131
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	(2,777)	1,593
Tenant and other receivables	(4,530)	31,698
Deferred leasing costs	(1,372)	(1,823)
Prepaid expenses and other assets	11,872	3,952
Accounts payable and accrued expenses	(9,155)	(5,522)
Deferred revenue and other liabilities	1,006	(876)
Net cash provided by operating activities	23,910	43,190
Cash Flows From Investing Activities
Decrease in restricted cash for investing activities	5,098	292
Development costs	—	59
Additions to building and improvements	(20,136)	(13,102)
Net cash used in investing activities	(15,038)	(12,751)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2014	2013
	The Company	The Predecessor
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	50,000
Repayment of mortgage notes payable	(4,011)	(3,623)
Proceeds from credit facility	10,000	—
Repayments of credit facility	(10,000)	—
Deferred financing costs	—	(2,039)
Deferred offering costs	—	(4,450)
Contributions from owners	—	3,281
Distributions to Predecessor owners	—	(19,528)
Dividends paid to common stockholders	(8,128)	—
Distributions paid to non-controlling interests in the operating partnership	(12,773)	—
Net cash provided by (used in) financing activities	(24,912)	23,641
Net increase (decrease) in cash and cash equivalents	(16,040)	54,080
Cash and cash equivalents—beginning of period	60,743	51,499
Cash and cash equivalents—end of period	$44,703	$105,579

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,811	$12,658
Cash paid for income taxes	$47	$—

Non-cash investing and financing activities -
Commercial real estate properties included in accounts payable and accrued expenses	$14,138	$428

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Organization
As used in these condensed consolidated financial statements, unless the context otherwise requires, “we,” “us,” "our," the "company,” and "ESRT" mean our predecessor (as defined below) for the periods presented and Empire State Realty Trust, Inc. and its consolidated subsidiaries upon the consummation of its initial public offering of Class A common stock (the "Offering") and the formation transactions defined below.
    We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, operates, acquires, redevelops and repositions office and retail properties in Manhattan and the greater New York metropolitan area.
As of March 31, 2014, our total portfolio contained 8.4 million rentable square feet of office and retail space. We owned 12 office properties (including one long-term ground leasehold interest) encompassing approximately 7.7 million rentable square feet of office space. Seven of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 5.9 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 419,812 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of March 31, 2014, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of the assets of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013, as described in the financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K.
Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Empire State Realty OP, L.P. holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2014, we owned approximately 38.9% of the aggregate operating partnership units in our operating partnership. We, as the sole general partner of our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners of our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our operating partnership. Accordingly, our operating partnership has been consolidated by us. We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
For all periods prior to the completion of the Offering and formation transactions, our predecessor results of operations contain unconsolidated results for certain non-controlled entities (as defined below) that owned interests in the Empire State Building, 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which were accounted for by our predecessor under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and formation transactions. Our results of operations for the three months ended March 31, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of March 31, 2014 and December 31, 2013 and results of operations for the three months ended March 31, 2014 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and formation transactions.

The Predecessor
Our predecessor is not a legal entity but rather a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which were owned by certain entities that Anthony E. Malkin and Peter L. Malkin, as sponsors, owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities which we collectively refer to as the "non-controlled entities," and are presented as uncombined entities in our consolidated financial statements. Specifically, the term “our predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performed various asset management services and routine administration with respect to, certain of the existing entities, which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and either through a fee interest or a long-term leasehold in the underlying land, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which include non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but that are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions, which we refer to as the “existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The term “the predecessor’s management companies” refers to the supervisor, Malkin Properties, Malkin Properties NY, Malkin Properties CT and Malkin Construction, collectively. Our predecessor accounted for its investment in the non-controlled entities under the equity method of accounting.
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
Non-Controlled Entities:
Properties in which the sponsors owned and controlled non-controlling interests and whose operations are reflected in our predecessor’s consolidated financial statements as an equity interest include:
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
Master operating lease position of 501 Seventh Avenue, New York, New York—501 Seventh Avenue Associates L.L.C.
2. Summary of Significant Accounting Policies
Basis of Quarterly Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments and eliminations (including intercompany balances and transactions), consisting of normal recurring adjustments, considered necessary for the fair presentation of the financial statements have been included. For purposes of comparison, certain items shown in the 2013 unaudited consolidated financial statements have been reclassified to conform to the presentation used for 2014.
    Our predecessor's consolidated financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying consolidated financial statements have been consolidated on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors. Equity interests in the entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions.
The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years of our annual observatory revenue, approximately 16% to 18% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We had no VIEs as of March 31, 2014 and December 31, 2013.
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
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets and in the consolidated statements of income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of our predecessor have been prepared on a consolidated basis, there is no non-controlling interest for our predecessor for the periods presented.
Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Such fees are included in other income and fees in our consolidated statements of operations.
Observatory Revenue
Revenue from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of March 31, 2014 was $5.3 million.
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
Gains from sales of depreciated properties are included in discontinued operations and the net proceeds from the sale of these properties are classified in the investing activities section of the statements of cash flows. During the periods presented, we did not sell any properties.
Third-Party Management, Leasing and Other Fees
We earn revenue arising from contractual agreements with affiliated entities. This revenue is recognized as the related services are performed under the respective agreements in place.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the three months ended March 31, 2014 and 2013 was $2.3 million and $0.3 million, respectively, and is included within operating expenses in our consolidated statements of income.
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
Regarding certain of our 2013 property acquisitions, the fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the three months ended March 31, 2014 and 2013.
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
Allowance for Doubtful Accounts
We maintain an allowance against tenant and other receivables and deferred rents receivables for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental revenue that is recoverable over the term of the respective lease. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If our estimate of collectability differs from the cash received, then the timing and amount of our reported revenue could be impacted. Bad debt expense is included in operating expenses on our consolidated statements of income and includes the impact of changes in the allowance for doubtful accounts on our consolidated balance sheets.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our consolidated statements of income. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are being amortized as a component of interest expense in our consolidated statements of income over the life of the respective mortgage on the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
Equity Method Investments
We account for our investments under the equity method of accounting where we do not have control but have the ability to exercise significant influence. Under this method, our investments are recorded at cost, and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions. Equity income or loss is allocated based on the portion of the ownership interest that is controlled by us. The agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of the entity’s income or loss generally follows the entity’s distribution priorities, which may change upon the achievement of certain investment return thresholds.
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
To the extent that the carrying amount of these investments on our consolidated balance sheets is different than the basis reflected at the entity level, the basis difference would be amortized over the life of the related asset and included in our share of equity in net income of the entity.
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
If our predecessor's share of distributions and net losses exceeds our investments for certain of the equity method investments and if our predecessor remained liable for future obligations of the entity or was otherwise committed to provide future additional financial support, the investment balances would have been presented in the consolidated balance sheets as liabilities. The effects of material intercompany transactions with these equity method investments are eliminated. None of the entity debt is recourse to us.
As of March 31, 2014 and December 31, 2013, we had no equity method investments.
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
For cash and cash equivalents, restricted cash, tenant and other receivables, prepaid expenses and other assets, deferred revenue, tenants' security deposits, accounts payable and accrued expenses in our consolidated balance sheets approximate their fair value due to the short term maturity of these instruments.
The fair value of our mortgage notes payable and term loan and credit facility, which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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

Income Taxes
We intend to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), as amended, commencing with the taxable year ended December 31, 2013. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.
We have elected to treat ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, and ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction, cafeteria, health club and cleaning operations, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our taxable REIT subsidiaries account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the taxable REIT subsidiaries' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The taxable REIT subsidiaries periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of marketing, general and administrative expenses. As of March 31, 2014 and 2013, we do not have a liability for uncertain tax positions. As of March 31, 2014, the tax years ended December 31, 2010 through December 31, 2013 remain open for an audit by the Internal Revenue Service and state authorities. We have not received a notice of audit from the Internal Revenue Service and state authorities for any of the open tax years.
During the periods presented, the entities included in our predecessor's consolidated financial statements are treated as partnerships or S corporations for U.S. federal and state income tax purposes and, accordingly, are not subject to entity-level tax. Rather, each entity’s taxable income or loss is allocated to its owners. Therefore, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements.
Two of the limited liability companies in our predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). As of March 31, 2013, both entities generated taxable income. No provision or liability for U.S. federal, state, or local income taxes was included in our Predecessor's consolidated financial statements as current year taxable income as referred to above was fully offset by a NYCUBT net operating loss carry forward from previous years.
Share-Based Compensation
Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to our management at the time of grant.
Per Share Data
Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period.
Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building.

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
Recently Issued or Adopted Accounting Standards
During July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when net operating losses or tax credit carryforwards exist. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to our fiscal year beginning January 1, 2014.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
During April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We are currently evaluating the impact of adopting ASU No. 2014-08 which is effective prospectively for fiscal years beginning after December 15, 2014.
3. Investments in Non-controlled Entities
On October 7, 2013, as part of the Offering and formation transactions, we acquired the assets and liabilities held by the four non-controlled entities. The investments in non-controlled entities consisted of the following at March 31, 2013:

Entity	Property	Nominal % Ownership
Empire State Building Company, L.L.C.	350 Fifth Ave, New York, NY	23.750%
1333 Broadway Associates, L.L.C.	1333 Broadway, New York, NY	50.000%
1350 Broadway Associates, L.L.C.	1350 Broadway, New York, NY	50.000%
501 Seventh Avenue Associates, L.L.C.	501 Seventh Ave, New York, NY	20.469%
Empire State Building Company, L.L.C. was the operating lessee of the property at 350 Fifth Avenue. The land and fee owner, Empire State Building Associates L.L.C., was a predecessor controlled entity whose operations are included in our predecessor's consolidated financial statements.
1333 Broadway Associates, L.L.C. owned the fee and leasehold positions at the same address.
1350 Broadway Associates, L.L.C. was the operating lessee of the property at the same address.
501 Seventh Avenue Associates L.L.C. was the operating lessee of the property at the same address. The fee owner, Seventh Avenue Building Associates L.L.C., was a predecessor controlled entity whose operations are included in our predecessor's consolidated financial statements.
Our predecessor's share of income from these entities may have exceeded nominal ownership percentages based on the achievement of certain income thresholds as set forth in the relevant partnership agreements.
The following table reflects the activity in our investments in non-controlled entities for the three months ended March 31, 2013 (amounts in thousands):

2013
Balance at beginning of year	$76,879
Equity in net income	1,819
Distributions	(1,131)
Balance at end of period	$77,567

The following reflects summarized financial information of the non-controlled entities for the three months ended March 31, 2013 (amounts in thousands):

Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$29,794	$3,523	$5,323	$4,178	$42,818
Observatory revenue	16,730	—	—	—	16,730
Total revenue	46,524	3,523	5,323	4,178	59,548
Expenses:
Operating expenses—rental	29,307	1,762	2,924	3,390	37,383
Operating expenses—overage rent	5,298	—	—	195	5,493
Operating expenses—observatory	4,560	—	—	—	4,560
Interest	—	1,186	786	—	1,972
Depreciation and amortization	3,611	637	1,046	405	5,699
Total expenses	42,776	3,585	4,756	3,990	55,107
Net income (loss)	$3,748	$(62)	$567	$188	$4,441
Our predecessor's share of equity in net income (loss) of non-controlled entities	$1,967	$(66)	$283	$(365)	$1,819

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following (amounts in thousands):

	March 31, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Leasing costs	$91,417	$(27,488)	$90,198	$(27,459)
Financing costs	27,671	(12,568)	27,416	(11,217)
Total deferred costs	$119,088	$(40,056)	$117,614	$(38,676)
Amortization expense related to deferred leasing costs was $2.4 million and $1.9 million and deferred financing costs was $1.1 million and $1.6 million, for the three months ended March 31, 2014 and 2013, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following (amounts in thousands):

	March 31, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired below-market ground lease	$62,738	(852)	$62,738	(426)
Acquired in-place lease value and deferred leasing costs	186,139	(14,614)	186,415	(5,697)
Acquired above-market leases	72,090	(5,715)	72,123	(2,858)
Acquired below-market leases	(134,651)	9,545	(134,651)	4,769
Amortization expense related to acquired lease intangibles for the three months ended March 31, 2014 was $5.2 million. Rental revenue related to the amortization of below-market leases, net of above-market leases for the three months ended March 31, 2014 was $1.9 million. There was no amortization expense for the three months ended March 31, 2013 related to acquired intangible assets and liabilities.
As of March 31, 2014, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building Company, L.L.C., and $13.2 million to 501 Seventh Avenue Associates, L.L.C.

5. Debt

Mortgage notes payable are collateralized by the following respective real estate properties and assignment of operating leases as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Principal Balance as of March 31, 2014		Principal Balance as of December 31, 2013	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate debt
501 Seventh Avenue(3)	$39,197		$—	5.80%	5.82%	8/1/2014
(Note 1)(3)	—		1,037
(Note 2)(3)	—		31,459
(Note 2)(3)	—		6,889
1359 Broadway(4)	44,646		—	6.04%	6.35%	8/1/2014
(first lien mortgage loan) (4)	—		9,579
(second lien mortgage loan)(4)	—		5,561
(second lien mortgage loan)(4)	—		11,311
(second lien mortgage loan)(4)	—		18,572
One Grand Central Place
(first lien mortgage loan)	71,153		71,723	5.34%	6.35%	11/5/2014
(second lien mortgage loan)	14,804		14,884	7.00%	8.01%	11/5/2014
500 Mamaroneck Avenue	32,442		32,620	5.41%	6.55%	1/1/2015
250 West 57th Street
(first lien mortgage loan)	25,409		25,621	5.33%	5.66%	1/5/2015
(second lien mortgage loan)	11,181		11,252	6.13%	6.46%	1/5/2015
Metro Center	95,614		96,158	5.89%	6.22%	1/1/2016
10 Union Square	20,887		20,972	6.00%	6.62%	5/1/2017
10 Bank Street	33,298		33,444	5.72%	6.13%	6/1/2017
1542 Third Avenue	18,913		19,011	5.90%	6.45%	6/1/2017
First Stamford Place	244,764		245,629	5.65%	6.08%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,974		28,096	5.69%	6.31%	7/5/2017
383 Main Avenue	30,268		30,403	5.59%	5.94%	7/5/2017
1333 Broadway	77,429	(5)	78,121	6.32%	6.54%	1/5/2018
1350 Broadway (first lien mortgage loan)	42,892	(6)	43,305	5.87%	6.19%	4/5/2018
Total fixed rate debt	830,871		835,647
Floating rate debt
501 Seventh Avenue (second lien mortgage loan)	6,540		6,540	(7)	(7)	8/1/2014
1350 Broadway (second lien mortgage loan)	13,752	(8)	13,543	(9)	(9)	10/10/2014
One Grand Central Place (third lien mortgage loan)	6,382		6,382	(10)	(10)	11/5/2014
250 West 57th Street (third lien mortgage loan)	21,000		21,000	(11)	(11)	1/5/2015
Secured revolving credit facility	25,000		25,000	(12)	(12)	10/5/2017
Secured term credit facility	300,000		300,000	(13)	(13)	10/5/2018
Total floating rate debt	372,674		372,465
Total	$1,203,545		$1,208,112
______________

(1)	The effective rate is the yield as of March 31, 2014, including the effects of debt issuance costs.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The loan was consolidated in February 2014.

(4)	The loan was consolidated in February 2014.

(5)	Includes unamortized premium of $7,195.

(6)	Includes unamortized premium of $3,600.

(7)	Floating at 30 day LIBOR plus 2.0%. The rate as of March 31, 2014 was 2.16%.

(8)	Includes unamortized premium of $75.

(9)	Interest at the greater of 4.25% and Prime plus 1%. The rate at March 31, 2014 was 4.25%.

(10)	Interest at the greater of Prime plus 0.50% and 3.75%. The rate as of March 31, 2014 was 3.75%.

(11)
Interest at the greater of 4.25% and prime plus 1%. Prior to January 5, 2015, we have the option to fix the interest rate on all or any portion of the principal then outstanding, up to three times and in minimum increments of $5,000 to an annual rate equal to either (i) the greater of (a) 4.75% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of two days prior to the effective date of the fixing of the interest rate, and (ii) the greater of (a) 5.00% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of 30 days prior to the effective date of the fixing of the interest rate. If option (i) is selected, we will be subject to the payment of pre‑payment fees, and if option (ii) is selected, we may prepay the loan without any pre‑payment fees. The rate as of March 31, 2014 was 4.25%.

(12)	Floating at 30 day LIBOR plus 1.20%. The rate as of March 31, 2014 was 1.35%.

(13)	Floating at 30 day LIBOR plus 1.35%. The rate at March 31, 2014 was 1.51%.
Principal Payments
Aggregate required principal payments on mortgage notes payable at March 31, 2014 are as follows (amounts in thousands):

2014	$196,474
2015	90,032
2016	95,614
2017	401,104
2018	420,321
Total principal maturities	$1,203,545
Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million with an accordion feature to increase the availability to $1.25 billion under certain circumstances. The secured revolving and term credit facility was used to fully repay the existing $500.0 million term loan previously secured by the Empire State Building, which had a balance of $300.0 million. The secured revolving and term credit facility has an outstanding balance of $325.0 million at March 31, 2014.
Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at December 31, 2013, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at March 31, 2014, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at March 31, 2014, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at March 31, 2014, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

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

As of March 31, 2014, availability under the secured revolving and term credit facility is reduced by $30.7 million until certain capital expenditures at the Empire State Building are made by us from proceeds from the secured revolving and term credit facility or cash on hand.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Accounts payable and accrued expenses	$46,439	$57,657
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Accrued interest payable	4,066	4,074
Due to affiliated companies	2,840	1,810
Accounts payable and accrued expenses	$71,712	$81,908
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes.

7. Fair Value of Financial Instruments
The following disclosures of estimated fair value at March 31, 2014 and December 31, 2013 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value based on discounted cash flow models, based on Level 3 inputs including current interest rates at which similar borrowings could be made by us as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable and term loan and credit facility	$1,203,545	$1,218,715	$1,208,112	$1,225,064
Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Rental Income
We lease various office spaces to tenants over terms ranging from one to 18 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our consolidated statements of income as tenant expense reimbursement.
9. Commitments and Contingencies
Option properties
We have executed option agreements with affiliates of our predecessor granting us the right to acquire long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street), both office properties in midtown Manhattan. Our subsidiary currently supervises each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties. The purchase price for each of the option properties will be based on an appraisal by independent third parties, unless we and the owners of the option properties, with the consent of the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of option properties), agree to a negotiated price. We and the owners of the option properties are utilizing the appraisal process set forth in the option agreements. The deadline for the appraised value to be determined is April 7, 2014. Following such determination, we have five months (July 18, 2014) within which to decide whether to exercise the option, and approximately 90 days thereafter to close any resulting purchase. As part of the option agreements, we have agreed that Anthony E. Malkin, our Chairman, Chief Executive Officer and President, will not participate in the negotiations and valuation process on our behalf. Our Chairman Emeritus, Peter L. Malkin, has also agreed not to participate in the process on our behalf. In addition our Board of Directors has appointed a special committee consisting of independent members of such Board to review the appraisal or negotiation process on its behalf. A majority of the independent members of such Board of Directors must approve the price and terms of the acquisition of interests in each of the option properties. The purchase price is payable in a combination of cash, shares of our common stock and operating partnership units, but the estate of Leona M. Helmsley will have the right to elect to receive all cash. Our option expires on the later of (i) March 19, 2014 with respect to 112-122 West 34th Street and July 29, 2014 with respect to 1400 Broadway (which dates are 12 months in each case after the recently resolved litigation with respect to such property) or (ii) five months after the completion of the independent valuation described above, which completion shall not be later than six months following the closing of the Offering, but such expiration shall in no event be later than seven years from the completion of the Offering.
Legal Proceedings
Litigation
Except as described below, as of March 31, 2014, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our consolidated financial position, operating results or liquidity.
In March 2012, five putative class actions, or the "Original Class Actions," were filed in New York State Supreme Court, New York County by investors in certain of the existing entities (constituting the predecessor and the non-controlled entities) (the "existing entities") on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012. The plaintiffs asserted claims against our predecessor’s management companies, Anthony E. Malkin, Peter L. Malkin, the estate of Leona M. Helmsley, our operating partnership and us for breach of fiduciary duty, unjust enrichment and/or aiding and abetting breach of fiduciary duty. They alleged, among other things, that the terms of the consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings LLC (now our subsidiary) and its affiliates and the then-draft prospectus/consent solicitation with respect to the consolidation filed with the SEC failed to make adequate disclosure to permit a fully-informed decision about the consolidation. The complaints sought money damages and injunctive relief preventing the consolidation. The Original Class Actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Original Class Actions, as noted in discussions among plaintiffs' counsel and defendants' counsel, was that the consolidation had been structured in such a manner that would cause investors in Empire State Building Associates L.L.C., 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.
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
The terms of the settlement include, among other things (i) a payment of $55.0 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs' counsel's court-approved expenses and payment of plaintiffs' counsel's court-approved attorneys' fees (which are included within the $55.0 million settlement payment) and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to investors in the existing entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants' agreement that (a) the Offering would be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLCs' percentage of total exchange value is lower than what was stated in the final prospectus/consent solicitation with respect to the consolidation by 10% or more, such decrease would be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600.0 million are raised in the Offering, defendants will not proceed with the consolidation without further approval of the subject LLCs; and (iii) defendants' agreement to make additional disclosures in the prospectus/

consent solicitation with respect to the consolidation regarding certain matters (which are included therein). Investors in the existing entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Original Class Actions will be made by the estate of Leona M. Helmsley and affiliates of Malkin Holdings LLC (provided that none of Malkin Holdings LLC's affiliates that would become our direct or indirect subsidiary in the consolidation will have any liability for such payment) and certain investors, in the existing entities who agree to contribute. We will not bear any of the settlement payment.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014, and it is awaiting a ruling from the court. We cannot predict the timing or outcome of these proceedings, or, if a motion for leave is granted, the appeal process or any related relief, if such further appeal were successful. If the trial and appeals courts’ decisions were reversed by the Court of Appeals, there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting investors have requested, as described above. Although there can be no assurance, we believe that the trial and appeals courts’ decisions were correct, that they will be upheld on any further appeal.
On March 14, 2014, one of the investors who had filed a notice of appeal from the trial court’s rulings in the Original Class Actions noted above perfected an appeal from the court’s May 17, 2013 Final Judgment and Order and orders approving the Original Class Action Settlement and awarding class counsel attorneys’ fees and costs. Responses to this appeal were filed April 16, 2014. We cannot predict the timing or outcome of an appeal. If the court’s decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on us, including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, we believe that the trial court’s decision was correct, and that it will be upheld on appeal. No other appeals were filed by the March 17, 2014 deadline set by the appeals court in its February 6, 2014 order.
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. We cannot predict the outcome of the motion (or if the motion is not granted, the outcome of the Second Class Actions).
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

Unfunded Capital Expenditures
At March 31, 2014, we estimate that we will incur approximately $57.1 million of capital expenditures (including tenant improvements and leasing commissions) on our wholly-owned properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our secured credit facility, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables.
Beginning January 1, 2013, non‑interest bearing transaction accounts are no longer insured separately from depositors' other accounts at the same Federal Deposit Insurance Corporation ("FDIC") Insured Depository Institution ("IDI"). Instead, non‑interest bearing transaction accounts are added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI. At March 31, 2014, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2014, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of March 31, 2014, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
10. Equity
Shares and Units
An operating partnership unit ("OP Unit") and a share of our common stock have essentially the same economic characteristics as they receive the same per unit profit distributions of our operating partnership. On or after October 7, 2014, an OP Unit may be tendered for redemption for cash, however, we have sole and absolute discretion and the authorized common stock to exchange for shares of common stock on a one-for-one basis.
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
As of March 31, 2014, there were 245,894,321 OP Units outstanding, of which 95,618,664, or 38.9%, were owned by us and 150,275,657, or 61.1%, were owned by other limited partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
During the three months ended March 31, 2014, we declared, for the first quarter of 2014, a dividend of $0.085 per share and OP Unit, which was paid on March 31, 2014, to securityholders of record on March 14, 2014. Total dividends paid to common stockholders were $8.1 million. Total distributions paid to OP unitholders, excluding inter-company distributions, were $12.8 million.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants of our company and operating partnership, stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12,220,515 shares of our common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of March 31, 2014, 10,732,661 shares of common stock remain available for future issuance.
During the three months ended March 31, 2014, we made grants of LTIP units to executive officers under the 2013 Plan. We granted a total of 180,260 LTIP units that are subject to time-based vesting and 180,263 LTIP units that are subject to performance-based vesting, with fair market values of $2.5 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest in four substantially equal installments, subject to the grantee's continued employment. The first installment vests on January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2014. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP units award agreements the grantee entered into in connection with the initial award grant. These units then vest in two substantially equal installments, with the first installment vesting on January 1, 2017 and the second installment vesting on January 1, 2018, subject to the grantee's continued employment on those dates.
During the three months ended March 31, 2014, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted a total of 22,142 LTIP units and 7,061 shares of restricted stock that are subject to time-based vesting and 22,139 LTIP units and 7,059 shares of restricted stock that are subject to performance-based vesting, with fair market values of $0.4 million for the time-based vesting awards and $0.2 million for the performance-based vesting awards. These shares are subject to time-based and performance-based vesting, with the terms described above.
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
LTIP units and restricted stock issued during the three months ended March 31, 2014 were valued at $4.1 million. The weighted-average per unit or share fair value was $9.70 for grants in 2014. The per unit or share granted in 2014 was estimated on the date of grant using the following assumptions: an expected life of 3.0 years, a risk-free interest rate of 0.8%, and an expected price volatility of 26.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2014.
The following is a summary of restricted stock and LTIP unit activity the three months ended March 31, 2014:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2013	156,978	913,561	$13.00
Granted	14,120	404,804	14.87
Forfeited	(1,609)	—	(13.00)
Unvested balance at March 31, 2014	169,489	1,318,365	$13.53
The LTIP unit and restricted stock award agreements will immediately vest the later of the grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $0.2 million for the three months ended March 31, 2014. Unrecognized compensation expense was $0.3 million at March 31, 2014, which will be recognized over a period of 2.6 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $0.9 million in noncash compensation expense for the three months ended March 31, 2014. Unrecognized compensation expense was $11.8 million at March 31, 2014, which will be recognized over a weighted average period of 3.5 years.
Earnings Per Share
Earnings per share for the three months ended March 31, 2014 is computed as follows (amounts in thousands):

Numerator:
Net income attributable to Empire State Realty Trust, Inc. - basic and diluted	$4,369

Denominator:
Weighted average shares outstanding - basic	95,575
Effective of dilutive securities - share-based compensation	42
Weighted average shares outstanding - dilutive	95,617
There were no antidilutive shares as of March 31, 2014.
11. Related Party Transactions

Option Agreements
We have executed option agreements with affiliates of our predecessor granting us the right to acquire long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 112 West 34th Street (including fee title interest in a small connected structure at 122 West 34th Street), both office properties in midtown Manhattan. Our subsidiary currently supervises each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties. The purchase price for each of the option properties will be based on an appraisal by independent third parties, unless we and the owners of the option properties, with the consent of the estate of Leona M. Helmsley (a member of affiliates of our predecessor and of the owners of option properties), agree to a negotiated price. We and the owners of the option properties are utilizing the appraisal process set forth in the option agreements. The deadline for the appraised value to be determined is April 7, 2014. Following such determination, we have five months (July 18, 2014) within which to decide whether to exercise the option, and approximately 90 days thereafter to close any resulting purchase. As part of the option agreements, we have agreed that Anthony E. Malkin, our Chairman, Chief Executive Officer and President, will not participate in the negotiations and valuation process on our behalf. Our Chairman Emeritus, Peter L. Malkin, has also agreed not to participate in the process. In addition our Board of Directors has appointed a special committee consisting of independent members of such Board to review the appraisal or negotiation process on its behalf. A majority of the independent members of such Board of Directors must approve the price and terms of the acquisition of interests in each of the option properties. The purchase price is payable in a combination of cash, shares of our common stock and operating partnership units, but the estate of Leona M. Helmsley will have the right to elect to receive all cash. Our option expires on the later of (i) March 19, 2014 with respect to 112-122 West 34th Street and July 29, 2014 with respect to 1400 Broadway (which dates are 12 months in each case after the recently resolved litigation with respect to such property) or (ii) five months after the completion of the independent valuation described above, which completion shall not be later than six months following the closing of the Offering, but such expiration shall in no event be later than seven years from the completion of the Offering.
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
During the three months ended March 31, 2014 and 2013, we or our predecessor engaged in various transactions with affiliates of the sponsors and their family members. These transactions are reflected in our and our predecessor's consolidated statements of income as third-party management and other fees and the unpaid balances are reflected in the due from affiliated companies on our consolidated balance sheets.
Supervisory Fee Revenue
We or our predecessor earned supervisory fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.5 million and $1.3 million during the three months ended March 31, 2014 and 2013, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned supervisory fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.2 million during the three months ended March 31, 2013. There were no such revenues in the three months ended March 31, 2014. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We or our predecessor earned property management fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.1 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned property management fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.07 million during the three months ended March 31, 2013. There were no such revenues in the three months ended March 31, 2014. These fees are included within third-party management and other fees.
Lease Commissions
We or our predecessor earned leasing commissions from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.4 million during the three months ended March 31, 2013. There were no such revenues in the three months ended March 31, 2014. These fees are included within third-party management and other fees.
Profit Share
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from affiliated entities not included in our and our predecessor's consolidated financial statements. Our profits interest totaled $0.4 million during the three months ended March 31, 2013. There were no such revenues in the three months ended March 31, 2014. These fees are included within other income and fees.
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method. Our predecessor's profits interest totaled $0.1 million during the three months ended March 31, 2013. There were no such revenues in the three months ended March 31, 2014. These fees are included within other income and fees.
Other Fees and Disbursements from Non-Controlled Affiliates
We or our predecessor earned other fees and disbursements from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.2 million during the three months ended March 31, 2013. There were no such revenues in the three months ended March 31, 2014. These fees are included within other income and fees.

Our predecessor earned other fees and disbursements from unconsolidated subsidiaries included in its consolidated financial statements on the equity method of $0.4 million during the three months ended March 31, 2013. There were no such revenues in the three months ended March 31, 2014. These fees are included within other income and fees.
Included in these other fees are reimbursements from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method for offering costs related to the Offering of $0.4 million during the three months ended March 31, 2013, of which $0.3 million were included in due from affiliated companies as of March 31, 2013. There were no such revenues in the three months ended March 31, 2014.
Family Office Services
Family office services mainly comprise accounting and bookkeeping services. During the three months ended March 31, 2014 and 2013, we and our predecessor provided certain family office services to the sponsors. The sponsors reimbursed us for direct costs in the amount of approximately $0.1 million and $0.3 million in 2014 and 2013, respectively.
Other
Included in Tenant and other receivables are amounts due from partners and stockholders of $0.1 million as of March 31, 2014 and December 31, 2013.
12. Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company.

The following tables provides components of segment profit for each segment for the three months ended March 31, 2014 and 2013, as reviewed by management (amounts in thousands):

	Three Months Ended March 31, 2014
	Real Estate		Observatory	Other	Totals
Revenues from external customers	$108,027		$17,301	$14,978	$140,306
Intersegment revenues	15,268	(1)	—	962	16,230
Total revenues	123,295		17,301	15,940	156,536
All operating expenses	(65,562)		(20,046)	(15,115)	(100,723)
Interest expense	(14,337)		—	—	(14,337)
Depreciation and amortization expense	(30,051)		(61)	(3)	(30,115)
Segment profit (loss)	$13,345		$(2,806)	$822	$11,361
Segment assets	$2,191,390		$245,999	$13,027	$2,450,416
Expenditures for segment assets	$17,243		$—	$—	$17,243
___________

(1)	The observatory pays a market-based rent payment comprised of fixed and percentage rent to the Empire State Building.

	Three Months Ended March 31, 2013
	Real Estate	Other	Totals
Revenues from external customers	$56,175	$6,182	$62,357
Intersegment revenues	18	2,773	2,791
Total revenues	56,193	8,955	65,148
All operating expenses, excluding noncash items	(21,604)	(8,759)	(30,363)
Interest expense	(14,196)	—	(14,196)
Depreciation and amortization expense	(12,149)	(7)	(12,156)
Equity in net income of non-controlled entities	1,819	—	1,819
Segment profit	$10,063	$189	$10,252
Segment assets	$997,316	$11,024	$1,008,340
Investment in non-controlled entities	$77,567	$—	$77,567
Expenditures for segment assets	$13,043	$—	$13,043

The following table provides a reconciliation of segment data to the consolidated financial statements:

	Three Months Ended March 31,
	2014	2013
	Company	Predecessor
Revenue reconciliation
Total revenues for reportable segments	$156,536	$65,148
Other revenues	—	63
Elimination for intersegment revenues	(16,230)	(2,791)
Total consolidated revenues	$140,306	$62,420
Profit or loss
Total profit or loss for reportable segments	$11,361	$10,252
Other profit or loss items	—	(6,325)
Formation transaction expenses	—	(1,695)
Elimination for capitalized intersegment profit or loss	(130)	(365)
Unallocated amounts:
Investment income	—	63
Net income	11,231	$1,930
Net income attributable to non-controlling interests	(6,862)
Net income attributable to Empire State Realty Trust, Inc.	$4,369

13. Subsequent Events
There were no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. In particular, statements pertaining to our capital resources, portfolio performance, dividend policy and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our portfolio from operations, acquisitions and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

• the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K, including those set forth under the headings "Business" and "Risk Factors";
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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors" beginning on page 11 of our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission ("SEC"). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
Unless the context otherwise requires or indicates, references in this section to "we," "our" and "us" refer to (i) our company and its consolidated subsidiaries (including our operating partnership) after giving effect to our initial public offering of our Class A common stock, or the Offering, and the formation transactions and (ii) our predecessor before giving effect to the Offering and the formation transactions.
With the completion of the Offering and the formation transactions, the historical operations of our predecessor and the properties that have been operated through our predecessor, were combined with our company, our operating partnership and/or their subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 and the notes related thereto which are included in our Annual Report on Form 10-K which we filed with the SEC, and our unaudited consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 included in this Quarterly Report on Form 10-Q.
We are a self-administered and self-managed REIT that owns, manages, operates, acquires, redevelops and repositions office and retail properties in Manhattan and the greater New York metropolitan area. Our primary focus is to own, manage and operate our current portfolio and to acquire and reposition office and retail properties in Manhattan and the greater New York metropolitan area.
We were organized as a Maryland corporation on July 29, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions.
Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2014 we owned approximately 38.9% of the aggregate operating partnership units in our operating partnership.  We, as the sole general partner of our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners of our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our operating partnership. Accordingly, our operating partnership has been consolidated by us. We intend to elect to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
For all periods prior to the completion of the Offering and related formation transactions, this Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the historical financial condition and results of operations of our predecessor, which owned controlling interests in 16 properties and unconsolidated non-controlling interests in the Empire State Building (including the observatory and broadcast operations), 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which are accounted for under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and related formation transactions. Our financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of March 31, 2014 and results of operations for the three months ended March 31, 2014 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and related formation transactions.

We operate an integrated business that currently consists of two operating segments: real estate and observatory.
Although construction contracting represented approximately 10.7% and 9.9% of our revenues for the three months ended March 31, 2014 and 2013, respectively, its relative contribution to our net income was much less significant than its contribution to our revenues.
As of March 31, 2014, our total portfolio, containing 8.4 million rentable square feet of office and retail space, was 87.2% occupied. Including signed leases not yet commenced, our total portfolio was 88.8% leased at March 31, 2014. Our Manhattan area office properties were 86.0% occupied (or 87.4% giving effect to leases signed but not yet commenced as of that date) and our greater New York metropolitan area office properties were 89.5% occupied (or 92.1% giving effect to leases signed but not yet commenced as of that date). Our office properties as a whole were 86.8% occupied (or 88.5% giving effect to leases signed but not yet commenced as of that date). Our ability to increase occupancy and rental revenue at our office properties depends on the successful completion of our repositioning program as described below and market conditions. The other component of our real estate segment, retail leasing, comprises both standalone retail properties and retail space in our Manhattan office properties. Our retail properties, including retail space in our Manhattan office properties, were 92.2% occupied (or 92.5% giving effect to leases signed but not yet commenced as of that date) as of March 31, 2014.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. During the three months ended March 31, 2014 and 2013, respectively, the Empire State Building generated approximately $40.7 million and $29.7 million of rental revenue, excluding observatory operations. During the three months ended March 31, 2014 and 2013, the observatory operations of the Empire State Building generated approximately $17.3 million and $16.7 million, respectively, of revenue. Our observatory operations are a separate accounting segment following the Offering and related formation transactions. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years of our annual observatory revenue, approximately 16% to 18% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows:

	Three Months Ended March 31,
	2014	2013
Office leases	45.1%	33.3%
Retail leases	4.1%	5.4%
Tenant reimbursements & other income	12.5%	14.1%
Observatory operations	29.8%	36.0%
Broadcasting licenses	8.5%	11.2%
Total	100.0%	100.0%
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through March 31, 2014, we have invested a total of approximately $450.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $450.0 million invested pursuant to this program, $249.0 million was invested at the Empire State Building. We currently estimate that between $100.0 million and $140.0 million of capital is needed beyond 2013 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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
As of March 31, 2014, we have approximately $196.5 million of debt maturing in 2014 and approximately $90.0 million maturing in 2015, and we have total debt outstanding of approximately $1.2 billion, with a weighted average interest rate of 4.55% and a weighted average maturity of 2.9 years and 69.0% of which is fixed-rate indebtedness. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use. Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Our Predecessor
See Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for an overview of our predecessor and the non-controlled entities.
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
Leasing
Leasing activity has remained strong. On a combined basis, we, our predecessor and the non-controlled entities, signed 1.1 million, 1.1 million, and 1.5 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2013, 2012, and 2011, respectively. During the three months ended March 31, 2014, we signed approximately 191,000 rentable square feet of new leases, expansions and renewals.
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
As of March 31, 2014, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 11.1% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 4.5% and 8.5% of net rentable square footage of the properties in our portfolio will expire in 2014 and in 2015, respectively. These leases are expected to represent approximately 5.0% and 9.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory operations
The Empire State Building Observatory revenue for the first quarter grew 3.6% to $17.3 million, from $16.7 million in the first quarter of 2013, due to higher admission pricing and a more profitable mix of ticket sales implemented during 2013. The Observatory hosted approximately 644,000 visitors in the first quarter 2014, representing a 6.3% decrease from the same period of 2013. The decrease in attendance was attributable to the shift of the Easter holiday week from the first quarter 2013 to the second quarter 2014. In addition, there were a historically large number of zero visibility days and cancelled flights to and from New York City due to severe weather.
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
Operating expenses
Our operating expenses generally consist of repairs and maintenance, security, utilities, property-related payroll, real estate taxes and bad debt expense and prior to the Offering and related formation transactions, third-party management fees. Factors that may affect our ability to control these operating costs include: increases in insurance premiums, tax rates, the cost of periodic repair, redevelopment costs and the cost of re-leasing space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws and interest rate levels. Also, as a public company, our annual general and administrative expenses may be meaningfully higher compared to historical expenses due to legal, insurance, accounting and other expenses related to corporate governance, SEC reporting, other compliance matters and the costs of operating as a public company. If our operating costs increase as a result of any of the foregoing factors, our future cash flow and results of operations may be adversely affected.

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

During March 2014, we gave a 30-day notice to the managing agent at two of our properties that we were terminating their contracts as of April 1, 2014. As a result, we currently self-manage all properties in our portfolio.
Cost of funds and interest rates
We expect future changes in interest rates will impact our overall performance. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. While we may seek to manage our exposure to future changes in rates, portions of our overall outstanding debt will likely remain at floating rates. As of March 31, 2014, our floating rate debt represented 31.0% of our indebtedness. This floating rate debt included $372.7 million of borrowings as of March 31, 2014. Our floating rate debt may increase to the extent we use available borrowing capacity under our loans to fund capital improvements. We continually evaluate our debt maturities, and, based on management’s current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. As of March 31, 2014, we have approximately $196.5 million of debt maturities in 2014 and approximately $90.0 million of maturities in 2015.
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

Critical Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and with the rules and regulations of the SEC represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly-owned subsidiaries as well as our operating partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2013 consolidated financial statements have been reclassified to conform to the presentation used for 2014.
    Our predecessor's consolidated financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying consolidated financial statements have been consolidated on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors. Equity interests in the entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions.
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We had no VIEs as of March 31, 2014.

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
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets and in the consolidated statements of operations by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of our predecessor have been prepared on a consolidated basis, there is no non-controlling interest for our predecessor for the periods presented.
Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Such fees are included in other income and fees in our consolidated statements of operations.
Observatory Revenue
Revenue from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of March 31, 2014 was $5.3 million.
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
Gains from sales of depreciated properties are included in discontinued operations and the net proceeds from the sale of these properties are classified in the investing activities section of the statements of cash flows. During the periods presented, we did not sell any properties.
Third-Party Management, Leasing and Other Fees
We earn revenue arising from contractual agreements with affiliated entities. This revenue is recognized as the related services are performed under the respective agreements in place.
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
Regarding certain of our 2013 property acquisitions, the fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the three months ended March 31, 2014.
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
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our consolidated statements of operations. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are being amortized as a component of interest expense in our consolidated statements of income over the life of the respective mortgage on the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
Equity Method Investments

We account for our investments under the equity method of accounting where we do not have control but have the ability to exercise significant influence. Under this method, our investments are recorded at cost, and the investment accounts are adjusted for our share of the entities’ income or loss and for distributions and contributions. Equity income or loss is allocated based on the portion of the ownership interest that is controlled by us. The agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of the entity’s income or loss generally follows the entity’s distribution priorities, which may change upon the achievement of certain investment return thresholds.
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
To the extent that the carrying amount of these investments on our consolidated balance sheets is different than the basis reflected at the entity level, the basis difference would be amortized over the life of the related asset and included in our share of equity in net income of the entity.
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
If our share of distributions and net losses exceeds our investments for certain of the equity method investments and if we remain liable for future obligations of the entity or may otherwise be committed to provide future additional financial support, the investment balances would be presented in the consolidated balance sheets as liabilities. The effects of material intercompany transactions with these equity method investments are eliminated. None of the entity debt is recourse to us.
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
As of March 31, 2014 and December 31, 2013, we had no equity method investments.
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
Fair Value
Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.
For cash and cash equivalents, restricted cash, tenant and other receivables, prepaid expenses and other assets, accrued interest payable, due to or from affiliate companies, deferred revenue, tenant security deposits, accounts payable and accrued expenses in our consolidated balance sheets approximate their fair value due to the short term maturity of these instruments.
The fair value of our mortgage notes payable and term loan and credit facility, which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain tax positions. Penalties and interest, if incurred, would be recorded as a component of marketing, general and administrative expenses. As of March 31, 2014 and 2013, we do not have a liability for uncertain tax positions. As of March 31, 2014, the tax years ended December 31, 2010 through December 31, 2013 remain open for an audit by the Internal Revenue Service and state authorities. We have not received a notice of audit from the Internal Revenue Service and state authorities for any of the open tax years.
During the periods presented, the entities included in our predecessor's consolidated financial statements are treated as partnerships or S corporations for U.S. federal and state income tax purposes and, accordingly, are not subject to entity-level tax. Rather, each entity’s taxable income or loss is allocated to its owners. Therefore, no provision or liability for U.S. federal or state income taxes has been included in the accompanying consolidated financial statements.
Two of the limited liability companies in our predecessor had non-real estate income subject to NYCUBT. As of March 31, 2013, both entities generated taxable income. No provision or liability for U.S. federal, state, or local income taxes has been included in our predecessor's consolidated financial statements as current year taxable income as referred to above is fully offset by a NYCUBT net operating loss carry forward from previous years.
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
Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other" and includes all activities related to providing construction services to tenants and to other entities within and outside our company.
Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the three months ended March 31, 2014 and 2013.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following table summarizes the historical results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change	%
Revenues:
Rental revenue(1)	$90,204	$45,266	$44,938	99.3%
Tenant expense reimbursement	15,153	6,589	8,564	130.0%
Observatory revenue	17,301	—	17,301	100.0%
Construction revenue	14,963	6,182	8,781	142.0%
Third-party management and other fees	611	2,657	(2,046)	(77.0)%
Other revenues and fees	2,074	1,726	348	20.2%
Total revenues	140,306	62,420	77,886	124.8%
Operating expenses:
Property operating expenses	36,311	13,806	22,505	163.0%
Marketing, general and administrative expenses	8,675	6,325	2,350	37.2%
Observatory expenses	6,981	—	6,981	100.0%
Construction expenses	14,283	6,260	8,023	128.2%
Real estate taxes	18,373	7,871	10,502	133.4%
Formation transaction expenses	—	1,695	(1,695)	(100.0)%
Depreciation and amortization	30,115	12,156	17,959	147.7%
Total operating expenses	114,738	48,113	66,625	138.5%
Operating income	25,568	14,307	11,261	78.7%
Other income (expense):
Equity in net income of non-controlled entities	—	1,819	(1,819)	(100.0)%
Interest expense	(14,337)	(14,196)	(141)	1.0%
Net income	$11,231	$1,930	$9,301	481.9%
_______________

(1)	Includes $6,056 of leasehold rent for the three months ended March 31, 2013.

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $42.5 million.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $8.3 million.
Observatory Revenue
Observatory revenue increased by $17.3 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Revenue
The increase in construction revenue is attributable to a larger volume of significant construction projects during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in the number of projects is primarily due to the timing of the short duration projects.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to acquisition of the non-controlled entities and the subsequent elimination of fees due to consolidation.

Other Revenues and Fees
The increase in other revenues and fees is primarily due to $0.3 million of lease cancellation income received in the three months ended March 31, 2014, compared to none in the prior period.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased property operating expenses by $20.9 million.
Marketing, General and Administrative Expenses
Marketing, General and Administrative expenses increased due to higher payroll expenses of $2.6 million, equity compensation expense of $1.1 million and higher insurance expenses of $0.4 million, partially offset by an income tax benefit of $2.2 million due to a loss in our TRS, which we intend to carry against future taxable income in the TRS.
Observatory Expenses
Observatory expenses increased by $7.0 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company, L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Expenses
The increase in construction expenses correlates with the higher volume of construction projects as described above in Construction Revenue.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $10.1 million. The remaining increase was primarily attributable to an aggregate increase of $0.3 million at 250 West 57th Street, 1359 Broadway, One Grand Central Place and 1542 Third Avenue.
Formation Transaction Expenses
Formation transaction expenses decreased by $1.7 million, or 100.0%, due to the completion of the formation transactions in 2013.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased depreciation and amortization by $14.9 million. The remaining increase in depreciation and amortization is primarily the result of improvements made at the Empire State Building and One Grand Central Place.
Interest Expense
Interest expense (including amortization of deferred financing costs and debt premiums) increased by $0.1 million, or 1.0%, to $14.3 million for the three months ended March 31, 2014 from $14.2 million for the three months ended March 31, 2013. The increase is due to the acquisition, offset by lower interest rates on the secured term and credit facility.
Liquidity and Capital Resources
At March 31, 2014, we had approximately $44.7 million available in cash and cash equivalents and there was $444.3 million available under our secured revolving credit facility.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our redevelopment and repositioning programs, acquire properties, make distributions to our stockholders and other general business needs. Based on the historical experience of our management and our business strategy, in the foreseeable future we anticipate we will generate positive cash flows from operations. In order to qualify as a REIT, we are required under the Code to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our securityholders.
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, mortgage financings and unused borrowing capacity under our secured revolving and term credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, and available borrowing capacity under our loans and secured revolving and term credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions (including potentially the option properties), redevelopments and capital expenditures through our cash flows from operations, our secured revolving and term credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.
As of March 31, 2014, we had approximately $1.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.55% and a weighted average maturity of 2.9 years. We have approximately $196.5 million of debt maturing in 2014 and approximately $90.0 million maturing in 2015. Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) acted as joint lead arranger and joint bookrunner, Bank of America, N.A. (“Bank of America”), an affiliate of Merrill Lynch, acts as administrative agent and Goldman Sachs Bank USA, an affiliate of Goldman Sachs & Co., acts as syndication agent, joint lead arranger and joint bookrunner, with respect to the revolving credit and term loan facilities, which are collectively referred to herein as the secured revolving and term credit facility. The secured revolving and term credit facility is comprised of a term loan A and a term loan B, which are referred to herein as the term loan, and a revolving credit facility, which is referred to herein as the revolving credit facility, in the maximum original principal amount of the difference between $800.0 million and the original balance under the term loan. The secured revolving and term credit facility contains an accordion feature that will allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. We expect to use the secured revolving and term credit facility to, among other things, fund capital expenditures and tenant improvements and leasing commissions, potential acquisitions, development and redevelopment of real estate properties, general corporate matters and working capital. As of March 31, 2014, the outstanding balance on the secured revolving and term credit facility was $325.0 million.
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

Interest. Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at March 31, 2014, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at March 31, 2014, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at March 31, 2014, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at March 31, 2014, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

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

Financial Covenants. The secured revolving and term credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness (excluding the secured revolving and term credit facility) will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth at the closing of the secured revolving and term credit facility plus 75% of net equity proceeds received by us after the closing date (other than proceeds received by us in connection with any dividend reinvestment program), (iv) adjusted EBITDA (as defined in the secured revolving and term credit facility) to consolidated fixed charges will not be less than 1.50x, (v) consolidated variable rate debt will not exceed 25% of total asset value and (vi) consolidated secured recourse indebtedness (excluding the secured revolving and term credit facility) will not exceed 10% of total asset value. Subject to certain customary exceptions and excluding dividends and distributions payable solely in our common stock, we are restricted from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined in the secured revolving and term credit facility) and (y) the amount of dividends and other distributions we are required to pay in order to maintain our qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions. As of March 31, 2014, we were in compliance with the covenants:

Financial covenant	Required	March 31, 2014
Maximum total leverage	< 60%	31.8%
Maximum secured debt	< 40%	23.2%
Minimum fixed charge coverage	> 1.5x	2.8x
Maximum variable rate indebtedness	< 25%	9.8%
Maximum secured recourse indebtedness	< 10%	—%
Minimum tangible net worth	$689,800	$802,500

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
Mortgage debt and other loans
As of March 31, 2014, we had mortgage debt outstanding of $878.6 million. There were no borrowings or repayments during the three months ended March 31, 2014, except for monthly principal amortization payments.

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
Capital expenditures
The following table summarizes our tenant improvement costs, leasing commission costs and our capital expenditures for our 18 properties as if they were consolidated for each of the periods presented (dollars in thousands, except per square foot amounts):
Office Properties(1)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2014	2013
Number of leases signed(2)	49	46
Total square feet	190,966	185,975
Leasing commission costs(3)	$2,816	$1,733
Tenant improvement costs(3)	10,208	9,397
Total leasing commissions and tenant improvement costs(3)	$13,024	$11,130
Leasing commission costs per square foot(3)	$14.75	$9.32
Tenant improvement costs per square foot(3)	53.46	50.53
Total leasing commissions and tenant improvement costs per square foot(3)	$68.21	$59.85
Retail Properties(4)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2014	2013
Number of leases signed(2)	1	3
Total Square Feet	353	5,335
Leasing commission costs(3)	$6	$589
Tenant improvement costs(3)	—	74
Total leasing commissions and tenant improvement costs(3)	$6	$663
Leasing commission costs per square foot(3)	$18.05	$110.37
Tenant improvement costs per square foot(3)	—	13.96
Total leasing commissions and tenant improvement costs per square foot(3)	$18.05	$124.33
_______________

(1)	Excludes an aggregate of 419,812 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 419,812 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three Months Ended March 31,
	2014	2013
Total Portfolio
Capital expenditures (1)	$12,343	$10,432
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of March 31, 2014, we expect to incur additional costs relating to obligations under signed new leases of approximately $62.0 million during the 12 months ending March 31, 2015. This consists of approximately $61.1 million for tenant improvements and other improvements related to new leases and approximately $0.9 million on leasing commissions expected to be incurred in the 12 months ending March 31, 2015. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $100.0 million and $140.0 million of capital is needed beyond 2013 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2014 (assuming all debt obligations as of March 31, 2014 were outstanding as of January 1, 2014) through 2018 and thereafter (amounts in thousands).

	Year Ended December 31
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$51,329	$38,701	$32,878	$22,905	$4,927	$—	$150,740
Amortization	15,058	10,036	7,918	5,393	306	—	38,711
Principal repayment	193,407	88,445	91,572	380,761	403,441	—	1,157,626
Ground lease	108	108	108	108	108	2,655	3,195
Tenant improvement and leasing commission costs	60,990	960	—	—	—	—	61,950
Total	$320,892	$138,250	$132,476	$409,167	$408,782	$2,655	$1,412,222
_______________

(1)	Assumes no extension options are exercised.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements.
Distribution Policy
In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our securityholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax liability on our income and the 4% nondeductible excise tax.
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
Cash Flows
Comparison of Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Net cash. Cash on hand was $44.7 million and $105.6 million, respectively, as of March 31, 2014 and 2013.
Operating activities. Net cash provided by operating activities decreased by $19.3 million to $23.9 million for the three months ended March 31, 2014 compared to $43.2 million for the three months ended March 31, 2013. For the three months ended March 31, 2013, our predecessor received $24.2 million of additional rent associated with the operating lease agreement with Empire State Building Company, L.L.C. Due to the acquisition of Empire State Building Company, L.L.C. in October 2013, there was no such receipt in the three months ended March 31, 2014.
Investing activities. Net cash used in investing activities increased by $2.2 million to $15.0 million for the three months ended March 31, 2014 compared to $12.8 million for the three months ended March 31, 2013.
Financing activities. Net cash (used in) provided by financing activities decreased by $48.5 million to ($24.9 million) for the three months ended March 31, 2014 compared to $23.6 million for the three months ended March 31, 2013. The decrease is primarily due to $50.0 million in net borrowings in the three months ended March 31, 2013 in connection with the renovation program at the Empire State Building.

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

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
	The Company	The Predecessor
	(unaudited)
Net income	$11,231	$1,930
Add:
Marketing, general and administrative expenses	8,675	6,325
Total depreciation and amortization(1)	30,115	13,938
Interest expense(2)	14,337	15,182
Construction expenses	14,283	6,260
Formation transaction expenses(3)	—	1,695
Less:
Construction revenue	(14,963)	(6,182)
Third-party management and other fees	(611)	(2,657)
Net operating income	$63,067	$36,491

Other Net Operating Income Data
Straight-line rental revenue	$12,580	$845
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,885	$—
Amortization of acquired below-market ground lease	$426	$—
Ground rent earned from non-controlled entities	$—	$6,056
Management fees from non-controlled entities	$—	$820
_______________

(1)	Includes adjustment for proportionate share of depreciation and amortization expense relating to non-controlled entities of $1,782 for the three months ended March 31, 2013.

(2)	Includes adjustment for proportionate share of interest expense related to non-controlled entities of $986 for the three months ended March 31, 2013.

(3)	Includes external offering costs incurred that are not directly attributable to the consent solicitation of investors in the existing entities and this offering.

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

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
	Company	Predecessor
	(unaudited)
Net income	$11,231	$1,930
Real estate depreciation and amortization(1)	30,052	13,860
Funds from operations	$41,283	$15,790

Weighted average shares and Operating Partnership Units
Basic	245,779
Diluted	245,821

FFO per share
Basic	$0.17
Diluted	$0.17
_______________

(1)	Includes adjustment for proportionate share of real estate depreciation and amortization expense relating to non-controlled entities of $1,742 for the three months ended March 31, 2013.

Distribution to Equity Holders
Distributions and dividends have been made to equity holders for the three months ended March 31, 2014 are as follows (amounts in thousands):

Period ended March 31, 2014	$20,901
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of March 31, 2014, our floating rate mortgage debt represented 7.6% of our total enterprise value. This floating rate debt included $325.0 million of borrowings under the secured revolving and term credit facility.
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
As of March 31, 2014, we had total outstanding floating rate mortgage debt obligations of $372.7 million. Based on our variable balances, interest expense would have increased by approximately $3.7 million for the period ended March 31, 2014, if short-term interest rates had been 1% higher. As of March 31, 2014, the weighted average interest rate on the $830.9 million of fixed-rate indebtedness outstanding was 5.78% per annum, each with maturities at various dates through April 5, 2018.
As of March 31, 2014, the fair value of our outstanding debt was approximately $1.2 billion, which was approximately $10.9 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of March 31, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 9 to the Notes to Condensed Consolidated Financial Statements for a description of legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" beginning on page 11 of our December 31, 2013 Annual Report on Form 10-K. Please review the Risk Factors set forth in our December 31, 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

EMPIRE STATE REALTY TRUST, INC.

Date: May 7, 2014                             By:/s/ Anthony E. Malkin
Chief Executive Officer and President

Date: May 7, 2014                             By:/s/ David A. Karp
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