Form 10-Q
period 2014-09-30
Empire State Realty Trust, Inc.
filed 2014-11-10
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	101,444,318
Class B Common Stock, par value $0.01 per share	1,186,436
(Class)	(Outstanding on November 5, 2014)

DEFINITIONS

•	"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

•
"formation transactions" mean a series of transactions pursuant to which we acquired, substantially currently with the completion of the Offering on October 7, 2013 through a series of contributions and merger transactions, our portfolio of real estate assets that were held by the existing entities, the ownership interests in certain management entities comprising part of our predecessor and one development parcel;

•
"fully diluted basis" means, as of any date, all outstanding shares of our Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis, which is not the same as the meaning of “fully diluted” under generally accepted accounting principles in the United States of America, or "GAAP";

•
"enterprise value" means, as of any date, all outstanding shares of our Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at September 30, 2014 plus consolidated debt at September 30, 2014;

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

•
"our predecessor" means a combination of (i) controlling interests in (a) 16 office and retail properties, (b) one development parcel, and (c) certain management companies, which were owned by certain entities that Anthony E. Malkin and Peter L. Malkin, as sponsors, owned interests in and controlled, which we collectively refer to as the controlled entities, and (ii) non-controlling interests in four office properties (which include two of the 16 properties set forth in (i) above), held through entities which we collectively refer to as the "non-controlled entities" and are presented as uncombined entities in our consolidated financial statements. Specifically, the term “our predecessor” means (i) Malkin Holdings LLC, a New York limited liability company that acted as the supervisor of, and performed various asset management services and routine administration with respect to, certain of the existing entities (defined below), which we refer to as “the supervisor;” (ii) the limited liability companies or limited partnerships that previously (a) owned, directly or indirectly and through a fee interest or a long-term leasehold, and/or (b) operated, directly or indirectly and through a fee interest, an operating lease, an operating sublease or an operating sub-sublease, the 18 office and retail properties (which include non-controlling interests in four office properties for which Malkin Holdings LLC acted as the supervisor but which are not consolidated into our predecessor for accounting purposes) and entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage that we own after the formation transactions, which we refer to as the “existing entities;” (iii) Malkin Properties, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Manhattan, which we refer to as “Malkin Properties;” (iv) Malkin Properties of New York, L.L.C., a New York limited liability company that served as the manager and leasing agent for certain of the existing entities in Westchester County, New York, which we refer to as “Malkin Properties NY;” (v) Malkin Properties of Connecticut, Inc., a Connecticut corporation that served as the manager and leasing agent for certain of the existing entities in the State of Connecticut, which we refer to as “Malkin Properties CT;” and (vi) Malkin Construction Corp., a Connecticut corporation that is a general contractor and provided services to certain of the existing entities and third parties (including certain tenants at the properties in our portfolio), which we refer to as “Malkin Construction.” The term “the predecessor’s management companies” refers to the supervisor, Malkin Properties, Malkin Properties NY, Malkin Properties CT and Malkin Construction, collectively;

•
"securityholder" means holders of our Class A common stock and Class B common stock and holders of our operating partnership's Series ES, Series 250, Series 60 and Series PR operating partnership units; and

•	"traded OP units" mean our operating partnership's Series ES, 60 and 250 operating partnership units.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,172	$187,566
Development costs	6,971	6,459
Building and improvements	1,899,467	1,455,398
	2,107,610	1,649,423
Less: accumulated depreciation	(354,730)	(295,351)
Commercial real estate properties, net	1,752,880	1,354,072
Cash and cash equivalents	52,918	60,743
Restricted cash	63,821	55,621
Tenant and other receivables, net of allowance of $2,555 and $499 in 2014 and 2013, respectively	29,837	24,817
Deferred rent receivables, net of allowance of $792 and $216 in 2014 and 2013, respectively	94,837	62,689
Prepaid expenses and other assets	31,091	35,407
Deferred costs, net	80,396	78,938
Acquired below-market ground leases, net	392,756	62,312
Acquired lease intangibles, net	312,001	249,983
Goodwill	491,479	491,479
Total assets	$3,302,016	$2,476,061
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$1,005,569	$883,112
Term loan and credit facility	355,600	325,000
Senior unsecured notes	236,999	—
Accounts payable and accrued expenses	97,413	81,908
Acquired below-market leases, net	148,493	129,882
Deferred revenue and other liabilities	24,728	21,568
Tenants’ security deposits	40,111	31,406
Total liabilities	1,908,913	1,472,876
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 97,040,753 shares issued and 97,035,359 shares outstanding in 2014 and 94,484,023 shares issued and outstanding in 2013	970	945
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,232,183 and 1,122,130 shares issued and outstanding in 2014 and 2013, respectively	12	11
Additional paid-in capital	366,215	316,558
Retained earnings	65,568	67,644
Total Empire State Realty Trust, Inc.'s stockholders' equity	432,765	385,158
Non-controlling interests in operating partnership	952,077	618,027
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,609,813 and 0 issued and outstanding in 2014 and 2013, respectively	8,261	—
Total equity	1,393,103	1,003,185
Total liabilities and equity	$3,302,016	$2,476,061
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	The Company	The Predecessor	The Company	The Predecessor
Revenues:
Rental revenue	$106,152	$45,228	$288,566	$134,133
Tenant expense reimbursement	20,034	7,180	49,491	20,814
Observatory revenue	35,684	—	83,374	—
Construction revenue	5,804	5,869	33,730	18,269
Third-party management and other fees	561	884	1,925	5,067
Other revenue and fees	1,206	3,117	7,829	5,984
Total revenues	169,441	62,278	464,915	184,267
Operating expenses:
Property operating expenses	38,291	14,170	109,300	40,128
Ground rent expenses	2,066	—	2,964	—
Marketing, general, and administrative expenses	10,071	9,633	29,786	22,807
Observatory expenses	7,109	—	21,210	—
Construction expenses	6,095	5,933	33,173	18,722
Real estate taxes	21,870	8,003	58,429	23,790
Formation transaction expenses	—	1,507	—	4,507
Acquisition expenses	2,647	—	3,382	—
Depreciation and amortization	37,880	12,763	96,632	38,030
Total operating expenses	126,029	52,009	354,876	147,984
Total operating income	43,412	10,269	110,039	36,283
Other income (expense):
Equity in net income of non-controlled entities	—	6,918	—	14,816
Interest expense	(17,674)	(14,906)	(46,640)	(43,817)
Income before income taxes	25,738	2,281	63,399	7,282
Income tax expense	(3,004)	—	(4,153)	—
Net income	22,734	2,281	59,246	7,282
Private perpetual preferred unit distributions	(241)	—	(241)	—
Net income attributable to non-controlling interests	(14,171)	—	(36,480)	—
Net income attributable to the predecessor	—	(2,281)	—	(7,282)
Net income attributable to common stockholders	$8,322	$—	$22,525	$—

Total weighted average shares:
Basic	97,729		96,226
Diluted	263,041		250,696

Earnings per share attributable to common stockholders:
Basic earnings per share	$0.09		$0.23
Diluted earnings per share	$0.09		$0.23

Dividends per share	$0.085		$0.255
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2014
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2013	94,484	$945	1,122	$11	$316,558	$67,644	$385,158	$618,027	$—	$1,003,185
Issuance of Class A common stock, Class B common stock, and non-controlling interests related to the acquisition of the option properties	2,556	25	110	1	44,372	—	44,398	334,930	—	379,328
Issuance of private perpetual preferred units in exchange for common units	—	—	—	—	—	—	—	(8,261)	8,261	—
Equity component of senior unsecured notes	—	—	—	—	4,857	—	4,857	8,347	—	13,204
Net income	—	—	—	—	—	22,525	22,525	36,480	241	59,246
Equity compensation:
LTIP units	—	—	—	—	—	—	—	2,480	—	2,480
Restricted stock, net of forfeitures	(5)	—	—	—	428	—	428	—	—	428
Dividends and distributions	—	—	—	—	—	(24,601)	(24,601)	(39,926)	(241)	(64,768)
Balance at September 30, 2014	97,035	$970	1,232	$12	$366,215	$65,568	$432,765	$952,077	$8,261	$1,393,103

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
	The Company	The Predecessor
Cash Flows From Operating Activities
Net income	$59,246	$7,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,632	38,030
Amortization of deferred finance costs and debt premiums and discount	2,559	5,551
Amortization of acquired above- and below-market leases, net	(8,480)	—
Amortization of acquired below-market ground leases	2,602	—
Straight-lining of rental revenue	(32,102)	(3,383)
Equity based compensation	2,908	—
Equity in net income of non-controlled entities	—	(14,816)
Distributions of cumulative earnings of non-controlled entities	—	3,391
Increase (decrease) in cash flows due to changes in operating assets and liabilities (excluding the effect of acquisitions):
Restricted cash	(4,689)	(633)
Tenant and other receivables	(2,475)	(80)
Deferred leasing costs	(9,049)	(9,771)
Prepaid expenses and other assets	4,361	3,084
Accounts payable and accrued expenses	(12,973)	32,442
Deferred revenue and other liabilities	3,094	924
Net cash provided by operating activities	101,634	62,021
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	5,162	(500)
Acquisition of real estate property, net of cash received	(186,588)	—
Development costs	(512)	179
Additions to building and improvements	(82,683)	(56,129)
Net cash used in investing activities	(264,621)	(56,450)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
	The Company	The Predecessor
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	102,947
Repayment of mortgage notes payable	(57,478)	(20,049)
Proceeds from credit facility	295,600	—
Repayments of credit facility	(265,000)	—
Proceeds from unsecured loan payable	—	3,750
Proceeds from senior unsecured notes	250,000	—
Deferred financing costs and equity issuance costs	(3,192)	(3,482)
Deferred offering costs	—	(6,595)
Contributions from owners	—	3,924
Private perpetual preferred unit distributions	(241)	—
Distributions to Predecessor owners	—	(31,965)
Dividends paid to common stockholders	(24,601)	—
Distributions paid to non-controlling interests in the operating partnership	(39,926)	—
Net cash provided by financing activities	155,162	48,530
Net increase (decrease) in cash and cash equivalents	(7,825)	54,101
Cash and cash equivalents—beginning of period	60,743	51,499
Cash and cash equivalents—end of period	$52,918	$105,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,226	$38,380
Cash paid for income taxes	$2,669	$—

Non-cash investing and financing activities:
Commercial real estate properties included in accounts payable and accrued expenses	$36,192	$102
Issuance of Class A Common Stock, Class B Common Stock, and operating partnership units in connection with the acquisition of real estate properties	379,328	—
Debt assumed with the acquisition of real estate properties	182,851	—
Acquisition of working capital, net of cash	(5,155)	—

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Organization
As used in these condensed consolidated financial statements, unless the context otherwise requires, “we,” “us,” “our,” the “company,” and "ESRT" mean our predecessor (as defined below) for the periods presented and Empire State Realty Trust, Inc. and its consolidated subsidiaries upon the consummation of its initial public offering of Class A common stock (the “Offering”) and the formation transactions.
    We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, operates, acquires, redevelops and repositions office and retail properties in Manhattan and the greater New York metropolitan area.
As of September 30, 2014, our total portfolio contained 10.0 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.3 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 526,539 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of September 30, 2014, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
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
Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Empire State Realty OP, L.P., our operating partnership, holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2014, we owned approximately 36.8% of the aggregate operating partnership units in our operating partnership. We, as the sole general partner in our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our operating partnership. Accordingly, our operating partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
We formed and acquired two entities that have elected to be treated as taxable REIT subsidiaries, or TRSs, and are owned by our operating partnership. The TRSs, through several wholly-owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services, cafeteria, restaurant, fitness centers, property management and leasing, construction, and property maintenance.
For all periods prior to the completion of the Offering and formation transactions, our predecessor results of operations contain unconsolidated results for certain non-controlled entities (as defined below) that owned interests in the Empire State Building, 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which were accounted for by our predecessor under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and formation transactions. Our results of operations for the three and nine months ended September 30, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of September 30, 2014 and December 31, 2013 and results of operations for the three and nine months ended September 30, 2014 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and formation transactions.

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
Controlled Entities:
Properties that the sponsors owned interests in and controlled and whose operations were 100% consolidated into the financial statements of our predecessor include:
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
Master operating lease position of 501 Seventh Avenue, New York, New York—501 Seventh Avenue Associates L.L.C.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" beginning on page F11 of our December 31, 2013 Annual Report on Form 10-K. Please review the Summary of Significant Accounting Policies set forth in our December 31, 2013 Annual Report on Form 10-K, which is incorporated herein by reference.

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
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We had no VIEs as of September 30, 2014 and December 31, 2013.
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
Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of senior unsecured notes and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
Recently Issued or Adopted Accounting Standards
During May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace all current U.S. GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively for fiscal years beginning after December 15, 2014. We are evaluating the impact of adopting this new accounting standard on our financial statements.
3. Acquisitions

On July 15, 2014, we acquired the ground and operating lease at 112 West 34th Street (and the fee title to 122 West 34th Street) for $423.6 million, consisting of $87.7 million by assumption of existing mortgage debt, $106.9 million in cash and $229.0 million in shares of Class A and Class B common stock and Series PR OP units. In connection with this transaction, we issued 1,217,685 shares of Class A common stock and 77,945 shares of Class B common stock at a share price of $16.65 and 12,457,379 Series PR OP Units at a unit price of $16.65.
On July 15, 2014, we acquired the ground lease at 1400 Broadway for $310.0 million, consisting of $80.0 million by assumption of existing mortgage debt, $79.7 million in cash and $150.3 million in shares of Class A and Class B common stock and Series PR OP units. In connection with this transaction, we issued 1,338,488 shares of Class A common stock and 32,452 shares of Class B common stock at a share price of $16.65 and 7,658,516 Series PR OP Units at a unit price of $16.65. These two properties are referred to as the "Acquisitions".
The purchase price of the Acquisitions is allocated between net tangible and intangible assets based on their estimated fair values as determined by management using information available at the time the acquisition closed. The following table is the preliminary allocation of the purchase price for the assets and liabilities acquired (amounts in thousands). The fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.

Consideration paid:
Cash and issuance of Class A Common Stock, Class B Common Stock, and Series PR OP units	$565,916
Debt assumed	167,684
Total consideration paid	$733,600

Net assets acquired:
Land and building and improvements	$356,206
Acquired below-market ground leases	333,046
Acquired above-market leases	13,048
Acquired in place lease value and deferred leasing costs	88,080
Mortgage notes payable, inclusive of premium	(182,851)
Acquired below-market leases	(36,458)
Other liabilities, net of other assets	(5,155)
Total net assets acquired	$565,916
The following summary of selected unaudited pro forma results of operations presents information as if the Acquisitions had occurred on January 1, 2013. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (amounts in thousands, expect per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	The Company	The Predecessor	The Company	The Predecessor
Total revenues	$173,036	$82,322	$508,507	$245,724
Net income (loss)	24,915	(1,082)	59,215	901
Net income attributable to Empire State Realty Trust, Inc.	9,080	—	21,703	—
Net income attributable to Empire State Realty Trust, Inc. per share - basic and diluted	$0.09	$—	$0.22	$—

The following table summarizes the revenues and earnings related to the two properties since the acquisition date that are included in our consolidated statements of income for the three and nine months ended September 30, 2014 (amounts in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Total revenues	$16,978	$16,978
Net loss attributable to common stockholders	(73)	(73)

4. Investments in Non-controlled Entities
On October 7, 2013, as part of the Offering and formation transactions, we acquired the assets and liabilities held by the four non-controlled entities. The investments in non-controlled entities consisted of the following at September 30, 2013:

Entity	Property	Nominal % Ownership
Empire State Building Company L.L.C.	350 Fifth Ave, New York, NY	23.750%
1333 Broadway Associates L.L.C.	1333 Broadway, New York, NY	50.000%
1350 Broadway Associates L.L.C.	1350 Broadway, New York, NY	50.000%
501 Seventh Avenue Associates L.L.C.	501 Seventh Ave, New York, NY	20.469%
Empire State Building Company L.L.C. was the operating lessee of the property at 350 Fifth Avenue. The land and fee owner, Empire State Building Associates L.L.C., was a predecessor controlled entity whose operations are included in our predecessor's consolidated financial statements.
1333 Broadway Associates L.L.C. owned the fee and leasehold positions at the same address.
1350 Broadway Associates L.L.C. was the operating lessee of the property at the same address.
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
The following table reflects the activity in our investments in non-controlled entities for the nine months ended September 30, 2013 (amounts in thousands):

2013
Balance at beginning of year	$76,879
Equity in net income	14,816
Distributions	(3,391)
Balance at end of period	$88,304

The following reflects summarized financial information of the non-controlled entities for the nine months ended September 30, 2013 (amounts in thousands):

Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$98,561	$11,357	$16,076	$13,652	$139,646
Observatory revenue	76,680	—	—	—	76,680
Total revenue	175,241	11,357	16,076	13,652	216,326
Expenses:
Operating expenses—rental	89,117	5,669	7,825	10,100	112,711
Operating expenses—overage rent	10,894	—	—	106	11,000
Operating expenses—observatory	17,150	—	—	—	17,150
Interest	—	3,548	2,412	—	5,960
Depreciation and amortization	10,997	2,186	3,264	1,127	17,574
Total expenses	128,158	11,403	13,501	11,333	164,395
Net income (loss)	$47,083	$(46)	$2,575	$2,319	$51,931
Our predecessor's share of equity in net income (loss) of non-controlled entities	$13,612	$(23)	$1,104	$123	$14,816

At September 30, 2014, we had no investments in non-controlled entities.
5. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following (amounts in thousands):

	September 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Leasing costs	$97,971	$(31,687)	$90,198	$(27,459)
Financing costs	26,589	(12,477)	27,416	(11,217)
Total deferred costs	$124,560	$(44,164)	$117,614	$(38,676)
Amortization expense related to deferred leasing costs was $2.2 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively, and $7.0 million and $6.4 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense related to deferred financing costs was $2.7 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $5.1 million and $5.6 million for the nine months ended September 30, 2014 and 2013, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following (amounts in thousands):

	September 30, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired below-market ground leases	$395,784	$(3,028)	$62,738	$(426)
Acquired in-place lease value and deferred leasing costs	273,187	(34,134)	186,415	(5,697)
Acquired above-market leases	85,116	(12,168)	72,123	(2,858)
Acquired below-market leases	(170,964)	22,471	(134,651)	4,769
Amortization expense related to acquired lease intangibles for the three months ended September 30, 2014 was $10.1 million and $20.7 million for the nine months ended September 30, 2014. Rental revenue related to the amortization of below-market leases, net of above-market leases, for the three months ended September 30, 2014 was $4.6 million and $8.5 million for the nine months ended September 30, 2014. There was no amortization expense for the three and nine months ended September 30, 2013 related to acquired intangible assets and liabilities.
As of September 30, 2014, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building Company, L.L.C., and $13.2 million to 501 Seventh Avenue Associates L.L.C.

6. Debt
Debt consisted of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

			As of September 30, 2014
	Principal Balance as of September 30, 2014	Principal Balance as of December 31, 2013	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
One Grand Central Place
(first lien mortgage loan)	$69,994	$71,723	5.34%	6.85%	11/5/2014
(second lien mortgage loan)	14,642	14,884	7.00%	8.51%	11/5/2014
500 Mamaroneck Avenue	32,076	32,620	5.41%	6.47%	1/1/2015
250 West 57th Street
(first lien mortgage loan)	24,976	25,621	5.33%	6.46%	1/5/2015
(second lien mortgage loan)	11,036	11,252	6.13%	7.26%	1/5/2015
1359 Broadway(4)	44,146	—	6.04%	6.56%	2/1/2015	(10)
(first lien mortgage loan)(4)	—	9,579
(second lien mortgage loan)(4)	—	5,561
(second lien mortgage loan)(4)	—	11,311
(second lien mortgage loan)(4)	—	18,572
Metro Center	94,501	96,158	5.89%	6.76%	1/1/2016
10 Union Square	20,726	20,972	6.00%	6.76%	5/1/2017
10 Bank Street	32,999	33,444	5.72%	6.21%	6/1/2017
1542 Third Avenue	18,727	19,011	5.90%	6.58%	6/1/2017
First Stamford Place	243,156	245,629	5.65%	6.17%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,723	28,096	5.69%	6.14%	7/5/2017
383 Main Avenue	29,993	30,403	5.59%	6.10%	7/5/2017
1333 Broadway	69,798	70,447	6.32%	3.82%	1/5/2018
1400 Broadway
(first lien mortgage loan)	69,920	—	6.12%	3.85%	2/5/2018
(second lien mortgage loan)	9,853	—	3.35%	1.03%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	77,744	—	6.01%	3.45%	4/5/2018
(second lien mortgage loan)	9,792	—	6.56%	4.01%	4/5/2018
1350 Broadway (first lien mortgage loan)	39,033	39,420	5.87%	4.39%	4/5/2018
501 Seventh Avenue(3)	—	—
(Note 1)(3)	—	1,037
(Note 2)(3)	—	31,459
(Note 2)(3)	—	6,889
Total fixed rate mortgage debt	940,835	824,088

Floating rate mortgage debt
1350 Broadway (second lien mortgage loan)	13,677	13,409	(5)	(5)	10/10/2014
One Grand Central Place (third lien mortgage loan)	6,382	6,382	(6)	(6)	11/5/2014
250 West 57th Street (third lien mortgage loan)	21,000	21,000	(7)	(7)	1/5/2015
501 Seventh Avenue (second lien mortgage loan)	—	6,540
Total floating rate mortgage debt	41,059	47,331
Total mortgage debt	981,894	871,419
Secured revolving credit facility	55,600	25,000	(8)	(8)	10/5/2017
Secured term credit facility	300,000	300,000	(9)	(9)	10/5/2018
Senior unsecured notes	250,000	—	2.63%	3.92%	8/15/2019
Total principal	1,587,494	1,196,419
Unamortized premiums, net of unamortized discount	10,674	11,693
Total	$1,598,168	$1,208,112
______________

(1)	The effective rate is the yield as of September 30, 2014, including the effects of debt issuance costs.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The loan was consolidated in February 2014.

(4)	The loan was consolidated in February 2014.

(5)	Interest at the greater of 4.25% and Prime plus 1.0%. The rate at September 30, 2014 was 4.25%.

(6)	Interest at the greater of Prime plus 0.50% and 3.75%. The rate as of September 30, 2014 was 3.75%.

(7)
Interest at the greater of 4.25% and Prime plus 1.0%. Prior to January 5, 2015, we have the option to fix the interest rate on all or any portion of the principal then outstanding, up to three times and in minimum increments of $5,000 to an annual rate equal to either (i) the greater of (a) 4.75% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of two days prior to the effective date of the fixing of the interest rate, and (ii) the greater of (a) 5.00% or (b) 300 basis points in excess of the weekly average yield on United States Treasury Securities adjusted to a maturity closest to January 5, 2015 as most recently made available by the Federal Reserve Board as of 30 days prior to the effective date of the fixing of the interest rate. If option (i) is selected, we will be subject to the payment of pre‑payment fees, and if option (ii) is selected, we may prepay the loan without any pre‑payment fees. The rate as of September 30, 2014 was 4.25%.

(8)	Floating at 30 day LIBOR plus 1.20%. The rate as of September 30, 2014 was 1.36%.

(9)	Floating at 30 day LIBOR plus 1.35%. The rate at September 30, 2014 was 1.51%.

(10)	Original maturity date of August 1, 2014 was extended to February 1, 2015.
Principal Payments
Aggregate required principal payments on mortgage notes payable at September 30, 2014 are as follows (amounts in thousands):

2014	$108,137
2015	144,989
2016	101,994
2017	419,395
2018	562,979
2019	250,000
Total principal maturities	$1,587,494
Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Subsequent to September 30, 2014, we repaid the $13.7 million outstanding related to the 1350 Broadway second lien mortgage loan using available cash and cash equivalents.
Subsequent to September 30, 2014, we refinanced the Metro Center mortgage loan with a new $100.0 million mortgage loan due 2024 which bears interest at a fixed rate of 3.59% and a 30 year amortization. We paid a discounted prepayment fee of $2.8 million.

Subsequent to September 30, 2014, we refinanced the three One Grand Central Place mortgage loans with a new $91.0 million mortgage loan due 2017 which bears interest at LIBOR plus 1.35%.

Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million with an accordion feature to increase the availability to $1.25 billion under certain circumstances. The secured revolving and term credit facility had an outstanding balance of $355.6 million at September 30, 2014.
Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

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

As of September 30, 2014, availability under the secured revolving and term credit facility was reduced by $21.6 million until certain capital expenditures at the Empire State Building are made by us from proceeds from the secured revolving and term credit facility or cash on hand.

Senior Unsecured Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“Senior Notes”) due August 15, 2019. In connection with this offering, we received net proceeds of $246.9 million, after deducting the related underwriting discounts and commissions and issuance costs.

Interest on the Senior Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The Senior Notes are our senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness and effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and structurally subordinated to all liabilities and preferred equity of our subsidiaries.

The Senior Notes will mature on August 15, 2019, unless earlier exchanged, redeemed or repurchased. Holders may exchange their Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2019 only under the following circumstances: (i) during any calendar quarter beginning after September 30, 2014 (and only during such quarter) if the closing sale price of our Class A common stock is more than 130% of the then current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of the Senior Notes for each trading day during such five trading-day period was less than 98% of the closing sale price of our Class A common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; (iii) if we call any or all of the Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions (significant consolidation, sale, merger, share exchange, fundamental change, etc.).
The if-converted value of the Senior Notes did not exceed their principal at September 30, 2014 and as such has no effect on our earnings per share.

On or after May 15, 2019, and on or prior to the second scheduled trading day immediately preceding the maturity date, holders may exchange their notes without regard to the foregoing conditions.
The Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted it is our intent and ability to settle the principal amount of the Senior Notes in cash. The initial exchange rate of Senior Notes is 51.4059 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.45 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the Senior Notes.

Following certain corporate transactions which constitute a make-whole fundamental change (defined in the indenture), we will increase the exchange rate for holders who elect to exchange their Senior Notes in connection with such make whole fundamental change in certain circumstances. Following certain corporate transactions which constitute a fundamental change, holders may require us to repurchase the Senior Notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.

We have separately accounted for the liability and equity components of the Senior Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or the equity component. The bifurcation was done by estimating an effective interest rate as of the date of the issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 3.8% and was used to compute the fair value at the time of issuance for the indebtedness of $236.6 million. The gross proceeds from the issuance of the Senior Notes less the initial amount allocated to the indebtedness resulted in a $13.4 million allocation to the embedded conversion option which has been reflected in the Equity, net of financing costs, in the consolidated balance sheet as of September 30, 2014. The resulting debt discount is being amortized over the five year period in which the Senior Notes are expected to be outstanding (that is, through maturity date) as additional non-cash interest expense. As of September 30, 2014, the unamortized discount was $13.1 million. The additional non-cash interest expense attributable to the Senior Notes will increase in subsequent reporting periods through the maturity date as the Senior Notes accrete to their par value over the same period.

Underwriting discounts and commissions and issuance costs totaled $3.1 million and were allocated to the indebtedness and the embedded conversion option on a pro-rata basis and accounted for as debt issuance costs and equity issuance costs, respectively. In this connection, $2.9 million attributable to the indebtedness was recorded as part of Deferred Costs, to be subsequently amortized using the effective interest method as interest expense over the expected term of the Senior Notes, and $0.2 million attributable to the embedded conversion option was recorded as a reduction to Equity in the consolidated balance sheet as of September 30, 2014.

For the three and nine months ended September 30, 2014, total interest expense related to the Senior Notes was $1.3 million consisting of (i) the contractual interest expense of $0.9 million, (ii) the additional non-cash interest expense of $0.3 million related to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million related to the Senior Notes.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Accounts payable and accrued expenses	$68,676	$57,657
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Accrued interest payable	5,055	4,074
Due to affiliated companies	5,315	1,810
Accounts payable and accrued expenses	$97,413	$81,908
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes.

8. Fair Value of Financial Instruments
The following disclosures of estimated fair value at September 30, 2014 and December 31, 2013 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value based on discounted cash flow models, based on Level 3 inputs including current interest rates at which similar borrowings could be made by us as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$1,005,569	$1,016,992	$883,112	$900,064
Term loan and credit facility	355,600	355,600	325,000	325,000
Senior unsecured notes	236,999	253,469	—	—
Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
10. Commitments and Contingencies
Legal Proceedings
Litigation
Except as described below, as of September 30, 2014, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our consolidated financial position, operating results or liquidity.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014 and the court dismissed the motion by order dated September 18, 2014. On October 20, 2014, the investors moved to re-argue that dismissal.
On March 14, 2014, one of the investors who had filed a notice of appeal from the trial court’s rulings in the Original Class Actions noted above perfected an appeal from the court’s May 17, 2013 Final Judgment and Order and orders approving the Original Class Action Settlement and awarding class counsel attorneys’ fees and costs. By stipulation of all counsel to the appeal dated September 12, 2014, the appeal was dismissed with prejudice. No other appeals were filed by the March 17, 2014 deadline set by the appeals court in its February 6, 2014 order.
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014.
We will incur costs in connection with this litigation. If an appeal is successful and the court were ultimately to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief.

On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Action) who opted out of the Original Class Action filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The arbitration is in its very early stages, and, as with the prior claims challenging the consolidation and related matters, the defendants believe these allegations are entirely without merit and they intend to defend vigorously.

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

Unfunded Capital Expenditures
At September 30, 2014, we estimate that we will incur approximately $63.8 million of capital expenditures (including tenant improvements and leasing commissions) on our wholly-owned properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our secured credit facility, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at September 30, 2014 are as follows (amounts in thousands):

2014	$380
2015	1,518
2016	1,518
2017	1,518
2018	1,518
Thereafter	59,766
$66,218

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables.
Beginning January 1, 2013, non‑interest bearing transaction accounts are no longer insured separately from depositors' other accounts at the same Federal Deposit Insurance Corporation ("FDIC") Insured Depository Institution ("IDI"). Instead, non‑interest bearing transaction accounts are added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI. At September 30, 2014, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.

Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2014, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of September 30, 2014, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
11. Equity
Shares and Units
An operating partnership unit ("OP Unit") and a share of our common stock have essentially the same economic characteristics as they receive the same per unit profit distributions of our operating partnership. On the one-year anniversary of issuance, an OP Unit may be tendered for redemption for cash; however, we have sole and absolute discretion and the authorized common stock to exchange OP Units for shares of common stock on a one-for-one basis.
Long-term incentive plan ("LTIP") units are a special class of partnership interests in our operating partnership. Each LTIP unit awarded will be deemed equivalent to an award of one share of stock under the Empire State Realty Trust, Inc. Empire State OP, L.P. 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each LTIP unit, whether vested or not, will be the same as those made on the OP Units. Under the terms of the LTIP units, our operating partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with OP unitholders, LTIP units are convertible into OP Units in our operating partnership on a one-for-one basis.
As of September 30, 2014, there were 267,129,680 OP Units outstanding, of which 98,267,542, or 36.8%, were owned by us and 168,862,138, or 63.2%, were owned by other limited partners, including certain directors, officers and other members of executive management.
Private Perpetual Preferred Units
During August 2014, we completed an exchange offer whereby we issued 1,609,813 new Private Perpetual Preferred Units ("Preferred Units") in exchange for OP Units on a one-for-one basis, in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The exchange offer was made only to then current holders of OP Units and was not made or offered to the public or holders of our common stock or any other security. The Preferred Units have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. In connection with this exchange offer, we incurred $1.4 million of costs, which were expensed as incurred.
Dividends and Distributions
During the three months ended September 30, 2014, we declared, for the third quarter of 2014, a dividend of $0.085 per share and OP Unit, which was paid on September 30, 2014, to securityholders of record on September 15, 2014. During the three months ended June 30, 2014, we declared, for the second quarter of 2014, a dividend of $0.085 per share and OP Unit, which was paid on June 30, 2014, to securityholders of record on June 13, 2014. During the three months ended March 31, 2014, we declared, for the first quarter of 2014, a dividend of $0.085 per share and OP Unit, which was paid on March 31, 2014, to securityholders of record on March 14, 2014.
During the three months ended September 30, 2014, we declared, for the third quarter of 2014, a distribution of $0.15 per Preferred Unit, which was paid on September 30, 2014, to Preferred unitholders of record on September 15, 2014.
Total dividends paid to common stockholders were $8.3 million and $24.6 million for the three and nine months ended September 30, 2014, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $14.4 million and $39.9 million for three and nine months ended September 30, 2014, respectively. Total distributions paid to Preferred unitholders were $0.2 million for the three and nine months ended September 30, 2014.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants of our company and operating partnership, stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12,220,515 shares of our common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of September 30, 2014, 10,668,465 shares of common stock remain available for future issuance.
In June 2014, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 32,196 LTIP units that are subject to time-based vesting, with fair market values of $0.5 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
In April 2014, we made a grant of LTIP units to an employee under the 2013 Plan. We granted a total of 48,923 LTIP units with a fair market value of $0.7 million. The award is subject to time-based vesting of 30% after three years (April 2017), 30% after four years (April 2018), and 40% after five years (April 2019), subject to the grantee's continued employment.
In January 2014, we made grants of LTIP units to executive officers under the 2013 Plan. We granted a total of 180,260 LTIP units that are subject to time-based vesting and 180,263 LTIP units that are subject to performance-based vesting, with fair market values of $2.5 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment vests on January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2014. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two installments, with the first installment vesting on January 1, 2017 and the second installment vesting on January 1, 2018, subject generally to the grantee's continued employment on those dates.
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
LTIP units and restricted stock issued during the nine months ended September 30, 2014 were valued at $5.3 million. The weighted-average per unit or share fair value was $10.65 for grants in 2014. The per unit or share granted in 2014 was estimated on the date of grant using the following assumptions: an expected life of 3.0 years, a dividend rate of 2.60%, a risk-free interest rate of 0.8%, and an expected price volatility of 26.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2014.
The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2014:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2013	144,371	913,561	$13.00
Vested	(8,491)	—	(13.40)
Granted	14,120	488,613	15.04
Forfeited	(17,709)	(3,413)	(13.14)
Unvested balance at September 30, 2014	132,291	1,398,761	$13.67
The LTIP unit and restricted stock award agreements will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $0.3 million for the nine months ended September 30, 2014. Unrecognized compensation expense was $0.4 million at September 30, 2014, which will be recognized over a period of 2.0 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $2.8 million in noncash compensation expense for the nine months ended September 30, 2014. Unrecognized compensation expense was $10.5 million at September 30, 2014, which will be recognized over a weighted average period of 3.0 years.
Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2014 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Numerator - Basic:
Net income	$22,734	$59,246
Preferred unit distributions	(241)	(241)
Net income attributable to non-controlling interests	(14,171)	(36,480)
Earnings allocated to unvested shares	(8)	(27)
Net income attributable to common stockholders - basic	$8,314	$22,498

Numerator - Diluted:
Net income	$22,734	$59,246
Preferred unit distributions	(241)	(241)
Earnings allocated to unvested shares and LTIP units	(127)	(374)
Net income attributable to common stockholders - diluted	$22,366	$58,631

Denominator:
Weighted average shares outstanding - basic	97,729	96,226
Operating partnership units	165,312	154,470
Weighted average shares outstanding - diluted	263,041	250,696

Earnings per share:
Basic earnings per share	$0.09	$0.23
Diluted earnings per share	$0.09	$0.23
There were 674,642 and 607,654 antidilutive shares and LTIP units for the three and nine months ended September 30, 2014, respectively.

12. Related Party Transactions

In connection with the closing of the acquisition of the ground and operating leases at 112 West 34th Street from 112 West 34th Street Associates L.L.C. and 112 West 34th Street Company L.L.C. (the “112 Property”), and the ground lease at 1400 Broadway from 1400 Broadway Associates L.L.C. (the “1400 Property”), we entered into a registration rights agreement covering Class A and Class B common stock and Series PR operating partnership units issued to investors in entities that owned the 112 Property and 1400 Property.  In connection with the closing of the acquisition of the ground and operating leases at 112 West 34th Street from 112 West 34th Street Associates L.L.C. and 112 West 34th Street Company L.L.C. (the “112 Property”), and the ground lease at 1400 Broadway from 1400 Broadway Associates L.L.C. (the “1400 Property”), we entered into a registration rights agreement, dated July 15, 2014, covering Class A and Class B common stock and Series PR operating partnership units issued to investors in entities that owned the 112 Property and 1400 Property.  To satisfy our obligation under the registration rights agreement, we filed an automatically effective shelf registration statement on October 7, 2014, along with a prospectus supplement, covering the issuance, among other things, of all shares of Class A common stock that may be issued upon redemption of Series PR operating partnership units or upon conversion of Class B common stock that were issued to investors that owned the 112 Property and 1400 Property.  Additionally, the shares of Class A common stock issued to the Malkin family in connection with the transactions are subject to the demand and piggy-back rights that the Malkin family has under the registration rights agreement we entered into in connection with the consolidation and initial public offering of our Class A common stock.  The foregoing does not purport to be a complete description of the terms of the registration rights agreement and is qualified in its entirety by the registration rights agreement, which is attached as exhibit 10.1 to this Quarterly Report on Form 10-Q.
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
Supervisory Fee Revenue
We or our predecessor earned supervisory fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.5 million for the three months ended September 30, 2014 and 2013, and $1.6 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned supervisory fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. There were no such revenues in the three months and nine months ended September 30, 2014. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We or our predecessor earned property management fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.3 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned property management fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.1 million for the nine months ended September 30, 2013. There were no such revenues in the three and nine months ended September 30, 2014 or the three months ended September 30, 2013. These fees are included within third-party management and other fees.
Profit Share
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from affiliated entities not included in our and our predecessor's consolidated financial statements. Our profits interest totaled $0.4 million and $0.8 million for the three and nine months ended September 30, 2013, respectively. There were no such revenues in the three and nine months ended September 30, 2014. These fees are included within other income and fees.
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method. Our predecessor's profits interest totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. There were no such revenues in the three and nine months ended September 30, 2014. These fees are included within other income and fees.
Other Fees and Disbursements from Non-Controlled Affiliates
Our predecessor earned other fees and disbursements from unconsolidated subsidiaries included in its consolidated financial statements on the equity method of $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. There were no such revenues in the three and nine months ended September 30, 2014. These fees are included within other income and fees.

Included in these other fees are reimbursements from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method for offering costs related to the Offering of $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. There were no such revenues in the three and nine months ended September 30, 2014.
Family Office Services
In 2014, family office services comprise of temporarily continuing to provide office space, equipment, and administrative support as was done prior to our formation. We are reimbursed at allocable cost. In 2013, the predecessor provided certain accounting and bookkeeping services. The sponsors reimbursed us in the amount of less than $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.
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

The following tables provides components of segment profit for each segment for the three and nine months ended September 30, 2014 and 2013, as reviewed by management (amounts in thousands):

	Three Months Ended September 30, 2014
	Real Estate		Observatory	Other	Totals
Revenues from external customers	$127,942		$35,684	$5,815	$169,441
Intersegment revenues	19,986	(1)	—	1,488	21,474
Total revenues	147,928		35,684	7,303	190,915
All operating expenses	(74,215)		(26,982)	(7,365)	(108,562)
Interest expense	(17,674)		—	—	(17,674)
Depreciation and amortization expense	(37,797)		(79)	(4)	(37,880)
Income tax expense	(371)		(2,970)	(75)	(3,416)
Segment profit (loss)	$17,871		$5,653	$(141)	$23,383
Segment assets	$3,038,363		$255,081	$8,572	$3,302,016
Expenditures for segment assets	$422,175		$99	$—	$422,274
___________

(1)	The observatory pays a market-based rent payment comprised of fixed and percentage rent to the Empire State Building.

	Three Months Ended September 30, 2013
	Real Estate	Other	Totals
Revenues from external customers	$56,374	$5,869	$62,243
Intersegment revenues	19	1,923	1,942
Total revenues	56,393	7,792	64,185
All operating expenses, excluding noncash items	(22,173)	(7,623)	(29,796)
Interest expense	(14,906)	—	(14,906)
Depreciation and amortization expense	(12,763)	—	(12,763)
Equity in net income of non-controlled entities	6,918	—	6,918
Segment profit	$13,469	$169	$13,638
Segment assets	$1,023,333	$10,585	$1,033,918
Investment in non-controlled entities	$88,304	$—	$88,304
Expenditures for segment assets	$23,118	$—	$23,118

	Nine Months Ended September 30, 2014
	Real Estate		Observatory	Other	Totals
Revenues from external customers	$346,807		$83,374	$33,759	$463,940
Intersegment revenues	51,552	(1)	—	3,351	54,903
Total revenues	398,359		83,374	37,110	518,843
All operating expenses	(202,504)		(72,762)	(36,052)	(311,318)
Interest expense	(46,640)		—	—	(46,640)
Depreciation and amortization expense	(96,404)		(217)	(11)	(96,632)
Income tax expense	(1,024)		(3,035)	(94)	(4,153)
Segment profit	$51,787		$7,360	$953	$60,100
Segment assets	$3,038,363		$255,081	$8,572	$3,302,016
Expenditures for segment assets	$459,910		$99	$—	$460,009
___________

(1)	The observatory pays a market-based rent payment comprised of fixed and percentage rent to the Empire State Building.

	Nine Months Ended September 30, 2013
	Real Estate	Other	Totals
Revenues from external customers	$165,852	$18,269	$184,121
Intersegment revenues	56	6,730	6,786
Total revenues	165,908	24,999	190,907
All operating expenses, excluding noncash items	(63,918)	(24,651)	(88,569)
Interest expense	(43,817)	—	(43,817)
Depreciation and amortization expense	(38,030)	—	(38,030)
Equity in net income of non-controlled entities	14,816	—	14,816
Segment profit	$34,959	$348	$35,307
Segment assets	$1,023,333	$10,585	$1,033,918
Investment in non-controlled entities	$88,304	$—	$88,304
Expenditures for segment assets	$56,129	$—	$56,129

The following table provides a reconciliation of segment data to the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Company	Predecessor	Company	Predecessor
Revenue reconciliation
Total revenues for reportable segments	$190,915	$64,185	$518,843	$190,907
Other revenues	—	35	975	146
Elimination for intersegment revenues	(21,474)	(1,942)	(54,903)	(6,786)
Total consolidated revenues	$169,441	$62,278	$464,915	$184,267
Profit or loss
Total profit or loss for reportable segments	$23,383	$13,638	60,100	$35,307
Other profit or loss items	—	(9,633)	975	(22,807)
Formation transaction expenses	—	(1,507)	—	(4,507)
Private perpetual preferred exchange offering costs	(407)	—	(1,357)	—
Elimination for capitalized intersegment profit or loss	(242)	(252)	(472)	(857)
Unallocated amounts:
Investment income	—	35	—	146
Net income	22,734	$2,281	59,246	$7,282
Private perpetual preferred unit distributions	(241)		(241)
Net income attributable to non-controlling interests	(14,171)		(36,480)
Net income attributable to common stockholders	$8,322		$22,525

14. Subsequent Events
Subsequent to September 30, 2014, we repaid the $13.7 million outstanding related to the 1350 Broadway second lien mortgage loan using available cash and cash equivalents.

Subsequent to September 30, 2014, we refinanced the Metro Center mortgage loan with a new $100.0 million mortgage loan due 2024 which bears interest at a fixed rate of 3.59% and a 30 year amortization.
Subsequent to September 30, 2014, we refinanced the three One Grand Central Place mortgage loans with a new $91.0 million mortgage loan due 2017 which bears interest at LIBOR plus 1.35%.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" beginning on page 11 of our Annual Report on Form 10-K and on page 59 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which we filed with the Securities and Exchange Commission ("SEC"). You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
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
With the completion of the Offering and the formation transactions, the historical operations of our predecessor and the properties that have been operated through our predecessor, were combined with our company, our operating partnership and/or their subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 and the notes related thereto which are included in our Annual Report on Form 10-K which we filed with the SEC, and our unaudited consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q.
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
Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2014, we owned approximately 36.8% of the aggregate operating partnership units in our operating partnership.  We, as the sole general partner in our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our operating partnership. Accordingly, our operating partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
For all periods prior to the completion of the Offering and related formation transactions, Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the historical financial condition and results of operations of our predecessor, which owned controlling interests in 16 properties and unconsolidated non-controlling interests in the Empire State Building (including the observatory and broadcast operations), 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which are accounted for under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and related formation transactions. Our financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and related formation transactions.
We operate an integrated business that currently consists of two operating segments: real estate and observatory.

Although construction contracting represented approximately 7.3% and 9.9% of our revenues for the nine months ended September 30, 2014 and 2013, respectively, its relative contribution to our net income was much less significant than its contribution to our revenues.
As of September 30, 2014, our total portfolio, containing 10.0 million rentable square feet of office and retail space, was 88.7% occupied. Including signed leases not yet commenced, our total portfolio was 89.7% leased at September 30, 2014. Our Manhattan area office properties were 87.6% occupied (or 88.7% giving effect to leases signed but not yet commenced as of that date) and our greater New York metropolitan area office properties were 91.8% occupied (or 92.2% giving effect to leases signed but not yet commenced as of that date). Our office properties as a whole were 88.5% occupied (or 89.4% giving effect to leases signed but not yet commenced as of that date). Our ability to increase occupancy and rental revenue at our office properties depends on the successful completion of our repositioning program as described below and market conditions. The other component of our real estate segment, retail leasing, comprises both standalone retail properties and retail space in our Manhattan office properties. Our retail properties, including retail space in our Manhattan office properties, were 92.3% occupied (or 92.8% giving effect to leases signed but not yet commenced as of that date) as of September 30, 2014.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. During the nine months ended September 30, 2014 and 2013, respectively, the Empire State Building generated approximately $123.0 million and $98.6 million of rental revenue, excluding observatory operations. During the nine months ended September 30, 2014 and 2013, the observatory operations of the Empire State Building generated approximately $83.4 million and $76.7 million, respectively, of revenue. Our observatory operations are a separate reporting segment following the Offering and related formation transactions. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years of our annual observatory revenue, approximately 16.0% to 18.0% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows:

	Nine Months Ended September 30,
	2014	2013
Office leases	37.9%	32.5%
Retail leases	3.4%	4.1%
Tenant reimbursements & other income	10.8%	11.0%
Observatory operations	40.4%	43.8%
Broadcasting licenses	7.5%	8.6%
Total	100.0%	100.0%
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley then continuing to hold certain approval rights on major decisions at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through September 30, 2014, we have invested a total of approximately $580.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $580.0 million invested pursuant to this program, $283.0 million was invested at the Empire State Building. We currently estimate that between $85.0 million and $125.0 million of capital is needed beyond September 30, 2014 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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
As of September 30, 2014, we have approximately $108.1 million of debt maturing in 2014 and approximately $145.0 million maturing in 2015, and we have total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.29% (excluding premiums and discount) and a weighted average maturity of 3.0 years and 75.0% of which is fixed-rate indebtedness. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use, though we are subject to certain restrictions and financial covenants under our existing credit facility. Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Our Predecessor
See Note 1 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for an overview of our predecessor and the non-controlled entities.
Factors That May Influence Future Results of Operations
Leasing
On a combined basis, we, our predecessor and the non-controlled entities, signed 1.1 million, 1.1 million, and 1.5 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2013, 2012, and 2011, respectively. During the nine months ended September 30, 2014, we signed approximately 584,000 rentable square feet of new leases, expansions and renewals.
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
As of September 30, 2014, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.4% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 2.5% and 8.6% of net rentable square footage of the properties in our portfolio will expire in the fourth quarter of 2014 and in 2015, respectively. These leases are expected to represent approximately 2.6% and 9.3%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
We believe that as we complete the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rents. Over the short term, as we renovate and reposition our properties, which includes aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain following the redevelopment and repositioning of our properties.
Observatory Operations
The Empire State Building Observatory revenue for the third quarter 2014 grew 10.2% to $35.7 million, from $32.4 million in the third quarter of 2013, due to higher admissions, higher admission pricing, and a better mix of tickets purchased. The Observatory hosted approximately 1,405,000 visitors in the third quarter 2014, representing a 0.9% increase from the same period of 2013.

For the nine months ended September 30, 2014, the Empire State Building Observatory recovered from bad weather in the three months ended March 31, 2014 and hosted 3.3 million visitors, equal to the record numbers from the same period in 2013. Observatory revenue was $83.4 million for the nine months ended September 30, 2014, a 9.2% increase from $76.4 million for the nine months ended September 30, 2013.
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
Critical Accounting Policies
There have been no material changes to the critical accounting policies included in the section entitled "Critical Accounting Policies" beginning on page 70 of our December 31, 2013 Annual Report on Form 10-K. Please review the Critical Accounting Policies set forth in our December 31, 2013 Annual Report on Form 10-K, which is incorporated herein by reference.

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
Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. We had no VIEs as of September 30, 2014.
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
Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table summarizes the historical results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Change	%
Revenues:
Rental revenue(1)	$106,152	$45,228	$60,924	134.7%
Tenant expense reimbursement	20,034	7,180	12,854	179.0%
Observatory revenue	35,684	—	35,684	100.0%
Construction revenue	5,804	5,869	(65)	(1.1)%
Third-party management and other fees	561	884	(323)	(36.5)%
Other revenues and fees	1,206	3,117	(1,911)	(61.3)%
Total revenues	169,441	62,278	107,163	172.1%
Operating expenses:
Property operating expenses	38,291	14,170	24,121	170.2%
Ground rent expenses	2,066	—	2,066	100.0%
Marketing, general and administrative expenses	10,071	9,633	438	4.5%
Observatory expenses	7,109	—	7,109	100.0%
Construction expenses	6,095	5,933	162	2.7%
Real estate taxes	21,870	8,003	13,867	173.3%
Formation transaction expenses	—	1,507	(1,507)	(100.0)%
Acquisition expenses	2,647	—	2,647	100.0%
Depreciation and amortization	37,880	12,763	25,117	196.8%
Total operating expenses	126,029	52,009	74,020	142.3%
Operating income	43,412	10,269	33,143	322.7%
Other income (expense):
Equity in net income of non-controlled entities	—	6,918	(6,918)	(100.0)%
Interest expense	(17,674)	(14,906)	(2,768)	18.6%
Income before income taxes	25,738	2,281	23,457	1,028.4%
Income tax expense	(3,004)	—	(3,004)	100.0%
Net income	$22,734	$2,281	$20,453	896.7%

_______________

(1)	Includes $4,185 of leasehold rent for the three months ended September 30, 2013.

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $44.8 million and by the acquisition of the two option properties during July 2014 which increased rental income by $14.9 million.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $9.6 million and the acquisition of two properties during July 2014 which contributed $2.0 million and increases in tenant expense reimbursement at other properties of $1.3 million.
Observatory Revenue
Observatory revenue increased by $35.7 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to acquisition of the non-controlled entities and the subsequent elimination of fees due to consolidation.
Other Revenues and Fees
The decrease in other revenues and fees is primarily due to $0.9 million of lower lease cancellation income.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased property operating expenses by $21.6 million and by the acquisition of two properties during July 2014 which increased property operating expenses by $3.1 million.
Ground Rent Expenses
Ground rent expenses include $1.6 million of ground rent expenses from the two properties acquired during July 2014 and $0.5 million from the acquisition of one of the non-controlled properties upon completion of the Offering and related formation transactions on October 7, 2013.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased due to private perpetual preferred exchange offering costs of $0.4 million, equity compensation expense of $0.8 million, higher insurance expenses of $0.4 million and higher marketing costs of $0.4 million. This was partially offset by lower professional fees incurred in the three months ended September 30, 2014. Professional fees in the three months ended September 30, 2013 were higher due to non-capitalizable costs associated with the consolidation and the Offering.
Observatory Expenses
Observatory expenses increased by $7.1 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $11.2 million and by the acquisition of two properties during July 2014 which increased real estate taxes by $2.2 million.
Acquisition and Formation Transaction Expenses

Formation transaction expenses decreased by $1.5 million due to the completion of the formation transactions in 2013. Acquisition expenses increased due to the acquisition of the option properties.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased depreciation and amortization by $16.6 million and by the acquisition of two properties during July 2014 which increased depreciation and amortization by $9.0 million.
Interest Expense
Interest expense increased due to the acquisition of two properties during July 2014 which increased interest expense by $2.5 million.
Income taxes
Income taxes increased due to taxable income activities within our TRSs, primarily taxable income related to our Observatory operations. There we no such activities in the same period in the prior year.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following table summarizes the historical results of operations for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013	Change	%
Revenues:
Rental revenue(1)	$288,566	$134,133	$154,433	115.1%
Tenant expense reimbursement	49,491	20,814	28,677	137.8%
Observatory revenue	83,374	—	83,374	100.0%
Construction revenue	33,730	18,269	15,461	84.6%
Third-party management and other fees	1,925	5,067	(3,142)	(62.0)%
Other revenues and fees	7,829	5,984	1,845	30.8%
Total revenues	464,915	184,267	280,648	152.3%
Operating expenses:
Property operating expenses	109,300	40,128	69,172	172.4%
Ground rent expenses	2,964	—	2,964	100.0%
Marketing, general and administrative expenses	29,786	22,807	6,979	30.6%
Observatory expenses	21,210	—	21,210	100.0%
Construction expenses	33,173	18,722	14,451	77.2%
Real estate taxes	58,429	23,790	34,639	145.6%
Formation transaction expenses	—	4,507	(4,507)	(100.0)%
Acquisition expenses	3,382	—	3,382	100.0%
Depreciation and amortization	96,632	38,030	58,602	154.1%
Total operating expenses	354,876	147,984	206,892	139.8%
Operating income	110,039	36,283	73,756	203.3%
Other income (expense):
Equity in net income of non-controlled entities	—	14,816	(14,816)	(100.0)%
Interest expense	(46,640)	(43,817)	(2,823)	6.4%
Income before income taxes	63,399	7,282	56,117	770.6%
Income tax expense	(4,153)	—	(4,153)	100.0%
Net income	$59,246	$7,282	$51,964	713.6%
_______________

(1)	Includes $14,336 of leasehold rent for the nine months ended September 30, 2013.

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased rental revenue by $132.7 million and by the acquisition of two properties during July 2014 which increased rental income by $14.9 million.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased tenant expense reimbursement by $26.2 million and the acquisition of two properties during July 2014 which contributed $2.0 million.
Observatory Revenue
Observatory revenue increased by $83.4 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.
Construction Revenue
The increase in construction revenue is attributable to a larger volume of significant construction projects during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in the number of projects is primarily due to the timing of the short duration projects.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to acquisition of the non-controlled entities and the subsequent elimination of fees due to consolidation.
Other Revenues and Fees
The increase in other revenues and fees is primarily due to a $0.6 million property tax refund and a $1.0 million lawsuit settlement that the observatory recognized in the nine months ended September 30, 2014, compared to none in the prior period.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased property operating expenses by $62.8 million and by the acquisition of two properties during July 2014 which increased property operating expenses by $3.1 million.
Ground Rent Expenses
Ground rent expenses include $1.6 million of ground rent expenses from the two properties acquired during July 2014 and $1.4 million from the acquisition of one of the non-controlled properties upon completion of the Offering and related formation transactions on October 7, 2013.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased due to higher payroll expenses of $2.8 million, equity compensation expense of $2.7 million, private perpetual preferred exchange offering costs of $1.4 million, higher insurance expenses of $1.3 million and higher marketing expenses of $1.0 million. This was partially offset by lower professional fees incurred in the nine months ended September 30, 2014. Professional fees in the nine months ended September 30, 2013 were higher due to non-capitalizable costs associated with the consolidation and the Offering.
Observatory Expenses
Observatory expenses increased by $21.2 million and is attributable to the acquisition of the observatory operations from the non-controlled entity Empire State Building Company L.L.C., upon the completion of the Offering and related formation transactions on October 7, 2013, and the operations of the observatory are now included in our consolidated results.

Construction Expenses
The increase in construction expenses correlates with the higher volume of construction projects as described above in Construction revenue.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased real estate taxes by $31.4 million and by the acquisition of two properties during July 2014 which increased real estate taxes by $2.2 million.
Acquisition and Formation Transaction Expenses
Formation transaction expenses decreased by $4.5 million due to the completion of the formation transactions in 2013. Acquisition expenses increased due to the acquisition of the option properties.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013, which increased depreciation and amortization by $47.0 million and by the acquisition of two properties during July 2014 which increased depreciation and amortization by $9.0 million.
Interest Expense
Interest expense increased due to the acquisition of two properties during July 2014 which increased interest expense by $2.5 million.
Income taxes
Income taxes increased due to taxable income activities within our TRSs, primarily taxable income related to our Observatory operations. There we no such activities in the same period in the prior year.
Liquidity and Capital Resources
At September 30, 2014, we had approximately $52.9 million available in cash and cash equivalents and there was $422.8 million available under our secured revolving and term credit facility.
As of September 30, 2014, availability under the secured revolving and term credit facility is reduced by $21.6 million until certain capital expenditures at the Empire State Building are made by us from proceeds from the secured revolving and term credit facility or cash on hand.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our redevelopment and repositioning programs, acquire properties, make distributions to our securityholders and other general business needs. Based on the historical experience of our management and our business strategy, in the foreseeable future we anticipate we will generate positive cash flows from operations. In order to qualify as a REIT, we are required under the Internal Revenue Code of 1986 to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our securityholders.
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
As of September 30, 2014, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.29% (excluding premiums and discount) and a weighted average maturity of 3.0 years. We have approximately $108.1 million of debt maturing in 2014 and approximately $145.0 million maturing in 2015. Given our current liquidity, including availability under our secured revolving credit facility, and the low leverage financing of our 2014 and 2015 balloon maturities, we believe we will be able to refinance those maturities.
Secured Revolving and Term Credit Facility
Our secured revolving and term credit facility has a maximum aggregate original principal amount of up to $800.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) acted as joint lead arranger and joint bookrunner, Bank of America, N.A. (“Bank of America”), an affiliate of Merrill Lynch, acts as administrative agent and Goldman Sachs Bank USA, an affiliate of Goldman Sachs & Co., acts as syndication agent, joint lead arranger and joint bookrunner, with respect to the revolving credit and term loan facilities, which are collectively referred to herein as the secured revolving and term credit facility. The secured revolving and term credit facility is comprised of a term loan A and a term loan B, which are referred to herein as the term loan, and a revolving credit facility, which is referred to herein as the revolving credit facility, in the maximum original principal amount of the difference between $800.0 million and the original balance under the term loan. The secured revolving and term credit facility contains an accordion feature that will allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. We expect to use the secured revolving and term credit facility to, among other things, fund capital expenditures and tenant improvements and leasing commissions, potential acquisitions, development and redevelopment of real estate properties, general corporate matters and working capital. As of September 30, 2014, the outstanding balance on the secured revolving and term credit facility was $355.6 million.
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

Interest. Amounts outstanding under the term loan bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 1.00% to 2.00% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 1.35%; or (y) a base rate, plus a spread ranging from 0.00% to 1.00% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 0.35%. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread ranging from 0.925% to 1.70% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 1.20%; or (y) a base rate, plus a spread ranging from 0.00% to 0.70% depending upon our leverage ratio and credit rating which, at September 30, 2014, was 0.20%. In addition, the revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the revolving credit facility.

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

Financial Covenants. The secured revolving and term credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness (excluding the secured revolving and term credit facility) will not exceed 40% of total asset value, (iii) tangible net worth will not be less than the sum of 80% of tangible net worth at the closing of the secured revolving and term credit facility plus 75% of net equity proceeds received by us after the closing date (other than proceeds received by us in connection with any dividend reinvestment program), (iv) adjusted EBITDA (as defined in the secured revolving and term credit facility) to consolidated fixed charges will not be less than 1.50x, (v)

consolidated variable rate debt will not exceed 25% of total asset value and (vi) consolidated secured recourse indebtedness (excluding the secured revolving and term credit facility) will not exceed 10% of total asset value. Subject to certain customary exceptions and excluding dividends and distributions payable solely in our common stock, we are restricted from paying dividends or other distributions in excess of the greater of (x) 95% of funds from operations (as defined in the secured revolving and term credit facility) and (y) the amount of dividends and other distributions we are required to pay in order to maintain our qualification as a REIT and (other than during an event of default) to avoid the payment of federal or state income or excise tax; provided, that if certain events of default exist, we may be precluded from paying any dividends or other distributions. As of September 30, 2014, we were in compliance with the covenants:

Financial covenant	Required	September 30, 2014	In Compliance
Maximum total leverage	< 60%	31.3%	Yes
Maximum secured debt	< 40%	19.7%	Yes
Minimum fixed charge coverage	> 1.5x	3.1x	Yes
Maximum variable rate indebtedness	< 25%	7.8%	Yes
Maximum secured recourse indebtedness	< 10%	—%	Yes
Minimum tangible net worth	$689,800	$931,695	Yes

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
Mortgage debt
As of September 30, 2014, we had mortgage debt outstanding of $1.0 billion. During the nine months ended September 30, 2014, we repaid the first and second lien mortgages collateralized by 501 Seventh Avenue and made monthly principal amortization payments. Subsequent to September 30, 2014 we completed the following transactions:

•	we refinanced the Metro Center mortgage loan with a new $100.0 million mortgage loan due 2024 which bears interest at a fixed rate of 3.59% and a 30 year amortization;

•	we repaid the second lien mortgage collateralized by 1350 Broadway, and

•	we refinanced the three One Grand Central Place mortgage loans with a new $91.0 million mortgage loan due 2017 which bears interest at LIBOR plus 1.35%.

Senior Unsecured Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“Senior Notes”) due August 15, 2019. In connection with this offering, we received net proceeds of $246.9 million, after deducting the related underwriting discounts and commissions and issuance costs.

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

Capital Expenditures
The following tables summarizes our tenant improvement costs, leasing commission costs and our capital expenditures for our 20 properties as if they were consolidated for each of the periods presented (dollars in thousands, except per square foot amounts). The tables include expenditures for the option properties after the acquisition date.
Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2014	2013
Number of leases signed(2)	171	167
Total square feet	574,226	655,003
Leasing commission costs(3)	$8,092	$8,490
Tenant improvement costs(3)	27,497	31,586
Total leasing commissions and tenant improvement costs(3)	$35,589	$40,076
Leasing commission costs per square foot(3)	$14.09	$12.96
Tenant improvement costs per square foot(3)	47.89	48.22
Total leasing commissions and tenant improvement costs per square foot(3)	$61.98	$61.18
Retail Properties(4)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2014	2013
Number of leases signed(2)	5	8
Total Square Feet	10,095	68,383
Leasing commission costs(3)	$541	$4,958
Tenant improvement costs(3)	269	1,889
Total leasing commissions and tenant improvement costs(3)	$810	$6,847
Leasing commission costs per square foot(3)	$53.59	$72.50
Tenant improvement costs per square foot(3)	26.64	27.63
Total leasing commissions and tenant improvement costs per square foot(3)	$80.23	$100.13
_______________

(1)	Excludes an aggregate of 526,539 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 526,539 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine Months Ended September 30,
	2014	2013
Total Portfolio
Capital expenditures (1)	$48,933	$33,304
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of September 30, 2014, we expect to incur additional costs relating to obligations under signed new leases of approximately $63.8 million during the 12 months ending September 30, 2015. This consists of approximately $63.0 million for tenant improvements and other improvements related to new leases and approximately $0.8 million on leasing commissions expected to be incurred in the 12 months ending September 30, 2015. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $85.0 million and $125.0 million of capital is needed beyond September 30, 2014 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2014 (assuming all contractual obligations as of September 30, 2014 were outstanding as of January 1, 2014) through 2018 and thereafter (amounts in thousands).

	Year Ended December 31
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$65,657	$55,691	$49,552	$39,406	$16,379	$4,102	$230,787
Amortization	15,849	12,398	10,422	8,034	769	—	47,472
Principal repayment	104,246	132,591	91,572	411,361	562,210	250,000	1,551,980
Ground leases	1,518	1,518	1,518	1,518	1,518	59,766	67,356
Tenant improvement and leasing commission costs	36,257	27,564	—	—	—	—	63,821
Total	$223,527	$229,762	$153,064	$460,319	$580,876	$313,868	$1,961,416
_______________

(1)	Assumes no extension options are exercised.

Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements.
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
Cash Flows
Comparison of Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Net cash. Cash and cash equivalents were $52.9 million and $105.6 million, respectively, as of September 30, 2014 and 2013.

Operating activities. Net cash provided by operating activities increased by $40.1 million to $102.1 million for the nine months ended September 30, 2014 compared to $62.0 million for the nine months ended September 30, 2013 primarily due to the non-controlled and acquisition properties.
Investing activities. Net cash used in investing activities increased by $208.6 million to $265.1 million for the nine months ended September 30, 2014 compared to $56.5 million for the nine months ended September 30, 2013 primarily due to the acquisition of the option properties and higher expenditures on building improvements.
Financing activities. Net cash provided by financing activities increased by $106.7 million to $155.2 million for the nine months ended September 30, 2014 compared to $48.5 million for the nine months ended September 30, 2013. The increase is primarily due to proceeds from the $250.0 million senior unsecured notes partially offset by the repayment of mortgage notes payable and higher dividends and distributions.

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

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	The Company	The Predecessor	The Company	The Predecessor
	(unaudited)
Net income	$22,734	$2,281	$59,246	$7,282
Add:
Marketing, general and administrative expenses	10,071	9,633	29,786	22,807
Total depreciation and amortization(1)	37,880	14,636	96,632	43,597
Interest expense(2)	17,674	15,918	46,640	46,797
Construction expenses	6,095	5,933	33,173	18,722
Acquisition expenses	2,647	—	3,382	—
Formation transaction expenses(3)	—	1,507	—	4,507
Income tax expense	3,004	—	4,153	—
Less:
Construction revenue	(5,804)	(5,869)	(33,730)	(18,269)
Third-party management and other fees	(561)	(884)	(1,925)	(5,067)
Gain on settlement of lawsuit related to the Observatory	—	—	(975)	—
Net operating income	$93,740	$43,155	$236,382	$120,376

Other Net Operating Income Data
Straight-line rental revenue	$8,543	$1,476	$32,102	$3,383
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$4,568	$—	$8,480	$—
Amortization of acquired below-market ground lease	$1,750	$—	$2,602	$—
Ground rent earned from non-controlled entities	$—	$4,185	$—	$14,336
_______________

(1)
Includes adjustment for proportionate share of depreciation and amortization expense relating to non-controlled entities of $1,873 and $5,567 for the three and nine months ended September 30, 2013, respectively.

(2)	Includes adjustment for proportionate share of interest expense related to non-controlled entities of $1,012 and $2,980 for the three and nine months ended September 30, 2013, respectively.

(3)	Includes external offering costs incurred that are not directly attributable to the consent solicitation of investors in the existing entities and this offering.

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to traditionally defined FFO the following items associated with the Company's initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, acquisition expenses, and gain on settlement of lawsuit related to the Observatory, net of income taxes and ground lease amortization. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	Company	Predecessor	Company	Predecessor
	(unaudited)
Net income	$22,734	$2,281	$59,246	$7,282
Preferred unit distributions	(241)	—	(241)	—
Real estate depreciation and amortization(1)	37,797	14,636	96,405	43,597
Funds from operations	60,290	16,917	155,410	50,879
Gain on settlement of lawsuit related to the Observatory, net of income taxes	—	—	(540)	—
Private perpetual preferred exchange offering expenses	407	—	1,357	—
Acquisition expenses	2,647	—	3,382	—
Amortization of below-market ground leases	1,750	—	2,602	—
Core funds from operations	$65,094	$16,917	$162,211	$50,879

Weighted average shares and Operating Partnership Units
Basic	263,041		250,696
Diluted	263,041		250,696

FFO per share
Basic	$0.23		$0.62
Diluted	$0.23		$0.62

Core FFO per share
Basic	$0.25		$0.65
Diluted	$0.25		$0.65
_______________

(1)
Includes adjustment for proportionate share of real estate depreciation and amortization expense relating to non-controlled entities of $1,873 and $5,567 for the three and nine months ended September 30, 2013, respectively.

Distributions to Equity Holders
Distributions and dividends have been made to equity holders for the nine months ended September 30, 2014 are as follows (amounts in thousands):

Period ended September 30, 2014	$64,768
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of September 30, 2014, our floating rate mortgage debt represented 7.0% of our total enterprise value. This floating rate debt included $355.6 million of borrowings under the secured revolving and term credit facility.
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
As of September 30, 2014, we had total outstanding floating rate mortgage debt obligations of $396.7 million. Based on our variable balances, interest expense would have increased by approximately $4.0 million for the period ended September 30, 2014, if short-term interest rates had been 1% higher. As of September 30, 2014, the weighted average interest rate on the $1.2 billion of fixed-rate indebtedness outstanding was 5.14% per annum, each with maturities at various dates through August 15, 2019.
As of September 30, 2014, the fair value of our outstanding debt was approximately $1.6 billion, which was approximately $27.9 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of September 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the sections entitled "Risk Factors" beginning on page 11 of our December 31, 2013 Annual Report on Form 10-K and page 59 of our June 30, 2014 Quarterly Report on Form 10-Q. Please review the Risk Factors set forth in our December 31, 2013 Annual Report on Form 10-K and our June 30, 2014 Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 11 to the Notes to Condensed Consolidated Financial Statements for a description of the private perpetual preferred units.

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

EMPIRE STATE REALTY TRUST, INC.

Date: November 10, 2014                             By:/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 10, 2014                             By:/s/ Andrew J. Prentice
Senior Vice President,
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
4.1
Indenture, dated August 12, 2014, by and among Empire State Realty OP, L.P., as issuer, Empire State Realty Trust, Inc., and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

4.2	Form of Global Note representing Empire State Realty OP, L.P.’s 2.625% Exchangeable Senior Notes due 2019 (included in Exhibit 4.1).
10.1
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated July 15, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on July 21, 2014.

10.2
Registration Rights Agreement, dated August 12, 2014, by and among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

10.3
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated August 26, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 26, 2014.

10.4*
Third Amendment to Credit Agreement (Secured Revolving and Term Credit Facility) dated October 7, 2013 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto.

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