Form 10-Q
period 2015-03-31
Empire State Realty Trust, Inc.
filed 2015-05-06
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	111,468,815
Class B Common Stock, par value $0.01 per share	1,140,031
(Class)	(Outstanding on April 28, 2015)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,332	6,986
Building and improvements	1,967,260	1,931,681
	2,175,788	2,139,863
Less: accumulated depreciation	(399,851)	(377,552)
Commercial real estate properties, net	1,775,937	1,762,311
Cash and cash equivalents	36,463	45,732
Restricted cash	61,007	60,273
Tenant and other receivables, net of allowance of $2,803 and $1,427 in 2015 and 2014, respectively	12,759	23,745
Deferred rent receivables, net of allowance of $437 and $420 in 2015 and 2014, respectively	106,226	102,104
Prepaid expenses and other assets	30,715	48,504
Deferred costs, net	95,551	80,212
Acquired below-market ground leases, net	389,765	391,887
Acquired lease intangibles, net	273,086	290,248
Goodwill	491,479	491,479
Total assets	$3,272,988	$3,296,495
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$855,032	$903,985
Senior unsecured notes	588,335	237,667
Unsecured revolving credit facility	165,000	—
Term loan and credit facility	—	470,000
Accounts payable and accrued expenses	101,797	96,563
Acquired below-market leases, net	129,736	138,859
Deferred revenue and other liabilities	20,994	27,876
Tenants’ security deposits	44,388	40,448
Total liabilities	1,905,282	1,915,398
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, and 110,612,438 shares issued and 110,598,327 shares outstanding in 2015 and 106,044,560 shares issued and 106,030,449 shares outstanding in 2014	1,106	1,060
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,149,014 and 1,161,438 shares issued and outstanding in 2015 and 2014, respectively	11	12
Additional paid-in capital	426,481	406,853
Retained earnings	54,445	60,713
Total Empire State Realty Trust, Inc.'s stockholders' equity	482,043	468,638
Non-controlling interests in operating partnership	877,659	904,455
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2015 and 2014	8,004	8,004
Total equity	1,367,706	1,381,097
Total liabilities and equity	$3,272,988	$3,296,495
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental revenue	$110,058	$90,204
Tenant expense reimbursement	18,200	15,153
Observatory revenue	18,223	17,301
Construction revenue	1,607	14,963
Third-party management and other fees	446	611
Other revenue and fees	3,348	2,074
Total revenues	151,882	140,306
Operating expenses:
Property operating expenses	42,452	35,860
Ground rent expenses	2,331	451
Marketing, general, and administrative expenses	9,100	10,155
Observatory expenses	6,977	6,981
Construction expenses	2,869	14,283
Real estate taxes	22,978	18,373
Depreciation and amortization	41,418	30,115
Total operating expenses	128,125	116,218
Total operating income	23,757	24,088
Other income (expense):
Interest expense	(16,047)	(14,337)
Income before income taxes	7,710	9,751
Income tax benefit	178	1,480
Net income	7,888	11,231
Private perpetual preferred unit distributions	(234)	—
Net income attributable to non-controlling interests	(4,516)	(6,862)
Net income attributable to common stockholders	$3,138	$4,369

Total weighted average shares:
Basic	109,400	95,466
Diluted	265,810	244,425

Earnings per share attributable to common stockholders:
Basic earnings per share	$0.03	$0.05
Diluted earnings per share	$0.03	$0.05

Dividends per share	$0.085	$0.085
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2015
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2014	106,030	$1,060	1,161	$12	$406,853	$60,713	$468,638	$904,455	$8,004	$1,381,097
Conversion of operating partnership units and Class B shares to Class A shares	4,543	46	(12)	(1)	19,493	—	19,538	(19,538)	—	—
Net income	—	—	—	—	—	3,138	3,138	4,516	234	7,888
Equity compensation:										—
LTIP units	—	—	—	—	—	—	—	1,559	—	1,559
Restricted stock, net of forfeitures	25	—	—	—	135	—	135	—	—	135
Dividends and distributions	—	—	—	—	—	(9,406)	(9,406)	(13,333)	(234)	(22,973)
Balance at March 31, 2015	110,598	$1,106	1,149	$11	$426,481	$54,445	$482,043	$877,659	$8,004	$1,367,706

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$7,888	$11,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,418	30,115
Amortization of deferred finance costs and debt premiums and discount	1,220	534
Amortization of acquired above- and below-market leases, net	(5,291)	(1,885)
Amortization of acquired below-market ground leases	1,958	426
Straight-lining of rental revenue	(4,102)	(12,580)
Equity based compensation	1,694	1,025
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	3,179	(2,777)
Tenant and other receivables	10,986	(4,530)
Deferred leasing costs	(16,396)	(1,372)
Prepaid expenses and other assets	17,789	11,872
Accounts payable and accrued expenses	(6,057)	(9,155)
Deferred revenue and other liabilities	(6,905)	1,006
Net cash provided by operating activities	47,381	23,910
Cash Flows From Investing Activities
Decrease in restricted cash for investing activities	28	5,098
Development costs	(346)	—
Additions to building and improvements	(27,717)	(20,136)
Net cash used in investing activities	(28,035)	(15,038)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(47,084)	(4,011)
Proceeds from unsecured revolving credit facility	495,000	—
Repayments of unsecured revolving credit facility	(330,000)	—
Proceeds from term loan and credit facility	—	10,000
Repayments of term loan and credit facility	(470,000)	(10,000)
Proceeds from senior unsecured notes	350,000	—
Deferred financing costs and equity issuance costs	(3,558)	—
Private perpetual preferred unit distributions	(234)	—
Dividends paid to common stockholders	(9,406)	(8,128)
Distributions paid to non-controlling interests in the operating partnership	(13,333)	(12,773)
Net cash used in financing activities	(28,615)	(24,912)
Net decrease in cash and cash equivalents	(9,269)	(16,040)
Cash and cash equivalents—beginning of period	45,732	60,743
Cash and cash equivalents—end of period	$36,463	$44,703

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,742	$13,811
Cash paid for income taxes	$1,434	$47

Non-cash investing and financing activities:
Commercial real estate properties included in accounts payable and accrued expenses	$47,533	$14,138
Conversion of operating partnership units and Class B shares to Class A shares	$19,538	$—

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Organization
As used in these condensed consolidated financial statements, unless the context otherwise requires, “we,” “us,” “our,” the “company,” and "ESRT" mean Empire State Realty Trust, Inc. and its consolidated subsidiaries.
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
As of March 31, 2015, our total portfolio contained 10.0 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.3 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.4 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 522,601 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of March 31, 2015, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
As of March 31, 2015, we owned approximately 41.8% of the aggregate operating partnership units in our operating partnership. We, as the sole general partner in our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. Accordingly, our operating partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" beginning on page F-11 of our December 31, 2014 Annual Report on Form 10-K. Please review the Summary of Significant Accounting Policies set forth in our December 31, 2014 Annual Report on Form 10-K, which is incorporated herein by reference.

Basis of Quarterly Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments and eliminations (including intercompany balances and transactions), consisting of normal recurring adjustments, considered necessary for the fair presentation of the financial statements have been included. For purposes of comparison, certain items shown in the 2014 unaudited condensed consolidated financial statements have been reclassified to conform to the presentation used for 2015.
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2014 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years of our annual observatory revenue, approximately 16.0% to 18.0% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
The primary beneficiary of a variable interest entity ("VIE") is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE, and has the requirement to consolidate the VIE. We had no VIEs as of March 31, 2015 and December 31, 2014.
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
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the condensed consolidated balance sheets and in the condensed consolidated statements of income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of exchangeable senior unsecured notes and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
Recently Issued or Adopted Accounting Standards
During April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our Consolidated Balance Sheets.
During February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During January 2015, the FASB issued ASU No. 2015-01 Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers, which will replace all current GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During April 2014, the FASB issued ASU No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on our financial statements.
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
The following summary of selected unaudited pro forma results of operations presents information as if the acquisition had occurred on January 1, 2013. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (amounts in thousands, except per share amounts):

Three months ended March 31, 2014
Total revenues	$157,692
Net income	9,197
Net income attributable to Empire State Realty Trust, Inc.	3,375
Net income attributable to Empire State Realty Trust, Inc. per share - basic and diluted	$0.03

The following table summarizes the revenues and earnings related to the two properties since the acquisition date that are included in our condensed consolidated statements of income for the three months ended March 31, 2015 (amounts in thousands):

Three months ended March 31, 2015
Total revenues	$20,219
Operating expenses	21,365
Operating loss	(1,146)
Net loss attributable to common stockholders	(1,047)

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following (amounts in thousands):

	March 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Leasing costs	$112,986	$(31,487)	$100,653	$(33,439)
Financing costs	18,824	(4,772)	17,334	(4,336)
Total deferred costs	$131,810	$(36,259)	$117,987	$(37,775)
Amortization expense related to deferred leasing costs was $2.9 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively, and amortization expense related to deferred financing costs was $2.4 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following (amounts in thousands):

	March 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired below-market ground leases	$396,916	$(7,151)	$396,916	$(5,029)
Acquired in-place lease value and deferred leasing costs	300,725	(92,680)	304,916	(83,540)
Acquired above-market leases	84,213	(19,172)	84,633	(15,761)
Acquired below-market leases	(168,372)	38,636	(169,805)	30,946
Amortization expense related to acquired lease intangibles was $10.3 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively. Rental revenue related to the amortization of below-market leases, net of above-market leases, was $5.3 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

5. Debt
Debt consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands):

			As of March 31, 2015
	Principal Balance as of March 31, 2015	Principal Balance as of December 31, 2014	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Union Square	$20,551	$20,641	6.00%	6.67%	5/1/2017
10 Bank Street	32,692	32,847	5.72%	6.21%	6/1/2017
1542 Third Avenue	18,525	18,628	5.90%	6.50%	6/1/2017
First Stamford Place	241,384	242,294	5.65%	6.14%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,465	27,595	5.69%	6.36%	7/5/2017
383 Main Avenue	29,709	29,852	5.59%	5.97%	7/5/2017
1333 Broadway	69,348	69,575	6.32%	3.80%	1/5/2018
1400 Broadway
(first lien mortgage loan)	69,455	69,689	6.12%	3.14%	2/5/2018
(second lien mortgage loan)	9,753	9,803	3.35%	3.35%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	77,221	77,484	6.01%	3.08%	4/5/2018
(second lien mortgage loan)	9,733	9,763	6.56%	3.36%	4/5/2018
1350 Broadway	38,765	38,900	5.87%	3.78%	4/5/2018
Metro Center	99,378	99,845	3.59%	3.71%	11/5/2024
Total fixed rate mortgage debt	743,979	746,916
Floating rate mortgage debt
One Grand Central Place	91,000	91,000	(3)	(3)	11/5/2017
1359 Broadway(4)	—	44,146
Total floating rate mortgage debt	91,000	135,146
Total mortgage debt	834,979	882,062
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes
Series A	100,000	—	3.93%	3.93%	3/27/2025
Series B	125,000	—	4.09%	4.09%	3/27/2027
Series C	125,000	—	4.18%	4.18%	3/27/2030
Unsecured revolving credit facility	165,000	—	(5)	(5)	1/23/2019
Secured revolving credit facility	—	170,000	(5)	(5)
Secured term credit facility	—	300,000	(5)	(5)
Total principal	1,599,979	1,602,062
Unamortized premiums, net of unamortized discount	8,388	9,590
Total	$1,608,367	$1,611,652
______________

(1)	The effective rate is the yield as of March 31, 2015, including the effects of debt issuance costs.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Floating at 30 day LIBOR plus 1.35%. The rate at March 31, 2015 was 1.53%.

(4)	The loan was repaid in March 2015 with a portion of the proceeds from the issuance of senior unsecured notes.

(5)
The secured revolving and term credit facility was terminated on January 23, 2015 concurrent with entering into the unsecured revolving credit facility. At March 31, 2015 the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at March 31, 2015 was 1.33%.

Principal Payments
Aggregate required principal payments at March 31, 2015 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2015	$8,833	$—	$8,833
2016	12,387	—	12,387
2017	10,070	446,761	456,831
2018	2,880	262,210	265,090
2019	2,188	415,000	417,188
2020 and thereafter	11,975	427,675	439,650
Total	$48,333	$1,551,646	$1,599,979
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

Concurrently with entering into the unsecured revolving credit facility, on January 23, 2015, we terminated our secured revolving and term credit facility and wrote off $1.3 million of deferred financing costs. In connection with the termination of the secured revolving and term credit facility, all of the guarantors thereunder were released from their guaranty obligations, all liens created thereby were terminated, and all collateral pledged thereunder was released.

The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. As of March 31, 2015, the unsecured revolving credit facility had an outstanding balance of $165.0 million.

Amounts outstanding under the unsecured revolving credit facility bears interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that range from 0.875% to 1.600% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that range from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility. We paid certain customary fees and expense reimbursements.

The unsecured revolving credit facility initial maturity is January 2019. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.
The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by us (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in us up to the amount paid by us in connection with such redemption, retirement or repurchase, where, the net effect is that we shall not have increased our net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after we achieve a debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)).
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

As of March 31, 2015, we were in compliance with the covenants under the unsecured revolving credit facility.
Secured Revolving and Term Credit Facility
As of December 31, 2014, the secured revolving and term credit facility had an outstanding balance of $470.0 million. The secured revolving and term credit facility was terminated on January 23, 2015 concurrent with entering into the unsecured revolving credit facility described above.
Senior Unsecured Notes

Exchangeable Senior Notes

For the three months ended March 31, 2015, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million related to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million.

Series A, Series B, and Series C Senior Notes
During March 2015, we issued and sold an aggregate principal amount of $350 million senior unsecured notes consisting of $100 million of 3.93% Series A Senior Notes due 2025, $125 million of 4.09% Series B Senior Notes due 2027, and $125 million of 4.18% Series C Senior Notes due 2030. Interest on the Series A, B and C Senior Notes is payable quarterly, beginning on June 27, 2015.

The terms of the Series A, B and C Senior Notes agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It also requires compliance with financial ratios consistent with our unsecured revolving credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness.
The proceeds from the issuance of the Series A, B and C Senior Notes were used to repay outstanding mortgage debt, reduce amounts outstanding under the unsecured revolving credit facility and for other general corporate purposes. As of March 31, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Accounts payable and accrued expenses	$77,234	$68,488
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Accrued interest payable	4,152	5,953
Due to affiliated companies	2,044	3,755
Accounts payable and accrued expenses	$101,797	$96,563
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley in the amount of New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

7. Fair Value of Financial Instruments
The following disclosures of estimated fair value at March 31, 2015 and December 31, 2014 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of borrowings, which is classified as Level 3 is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist. The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$855,032	$873,505	$903,985	$912,365
Senior unsecured notes - exchangeable	238,335	253,423	237,667	253,469
Senior unsecured notes - Series A, B and C	350,000	358,537	—	—
Unsecured revolving credit facility	165,000	165,000	—	—
Term loan and credit facility	—	—	470,000	470,000
Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Rental Income
We lease various office spaces to tenants over terms ranging from one to 16 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our condensed consolidated statements of income as tenant expense reimbursement.

9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2015, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
In March 2012, five putative class actions, or the "Original Class Actions," were filed in New York State Supreme Court, New York County by investors in certain of the existing entities (constituting the predecessor and the non-controlled entities) (the "existing entities") on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012. The plaintiffs asserted claims against our predecessor’s management companies, Anthony E. Malkin, Peter L. Malkin, the estate of Leona M. Helmsley, our operating partnership and us for breach of fiduciary duty, unjust enrichment and/or aiding and abetting breach of fiduciary duty. They alleged, among other things, that the terms of the consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings LLC (now our subsidiary) and its affiliates and the then-draft prospectus/consent solicitation with respect to the consolidation filed with the SEC failed to make adequate disclosure to permit a fully-informed decision about the consolidation. The complaints sought money damages and injunctive relief preventing the consolidation. The Original Class Actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Further, an underlying premise of the Original Class Actions, as noted in discussions among plaintiffs' counsel and defendants' counsel, was that the consolidation had been structured in such a manner that would cause investors in Empire State Building Associates L.L.C., 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.
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
The settlement further provides for the certification of a class of investors in the existing entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against the defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs' counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs' counsel has had adequate opportunity to review such supplement. There was no such supplement that plaintiff's counsel objected to in writing. The settlement was subject to court approval. It was not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Original Class Actions.
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
The investors who challenged the buyout provision filed a notice of appeal of the court’s April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, Malkin Holdings LLC filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay. On July 16, 2013, these investors filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, which are required to perfect the appeal. On September 4, 2013, Malkin Holdings LLC filed its brief on the appeal, and also moved to dismiss the appeal on the grounds that these investors lack standing to pursue it. Malkin Holdings LLC contended that these investors were not entitled to appraisal under the New York Limited Liability Company Law because, among other reasons (i) they are not members of Empire State Building Associates L.L.C., and only members have such rights; (ii) the transaction in question is not a merger or consolidation as defined by statute, and appraisal only applies in those transactions; and (iii) when Empire State Building Associates L.L.C. was converted into a limited liability company, the parties agreed that no appraisal would apply. Moreover, Malkin Holdings LLC contended that only the 12 investors who opted out of the class action settlement could pursue appraisal, because that settlement contains a broad release of (and there is an associated bar order from the court preventing) any such claims. Malkin Holdings LLC further noted that of the six investors attempting to pursue the appeal, only two had in fact opted out of the class action settlement. On September 13, 2013, these investors filed their reply brief on the appeal, and opposed the motion to dismiss. On September 19, 2013, Malkin Holdings LLC filed its reply brief on the motion to dismiss. On October 3, 2013, the appeals court denied the motion to dismiss without prejudice to address the matter directly on the appeal, effectively referring the issues raised in the motion to the panel that was to hear the appeal itself. The appeals court heard argument on November 21, 2013, and in a Decision and Order dated February 25, 2014, it affirmed the trial court’s ruling.
In addition, on June 20, 2013, these same investors, and one additional investor who also opposed the settlement of the Original Class Action, filed additional notices of appeal from the trial court’s rulings in the Original Class Actions. These notices of appeal related to (i) the order entered February 22, 2013 granting preliminary approval of the Original Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf of Empire State Building Associates L.L.C. investors; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Original Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Original Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys’ fees and costs. On January 6, 2014, Class counsel moved to dismiss these additional appeals on the grounds that they were not timely perfected by filing an appellate brief and record. On February 6, 2014, the appeals court granted the motion unless the appeals were perfected by March 17, 2014.
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014 and the court dismissed the motion by order dated September 18, 2014. On October 20, 2014, the investors moved to re-argue that dismissal. That motion was denied on December 17, 2014, and counsel for these investors has represented that the investors do not intend to pursue further appellate review of the court’s April 30, 2013 ruling rejecting the challenge to the buyout provision. On March 3, 2015, plaintiffs' counsel filed a motion with the court for its approval of distribution of the net settlement fund. In that motion plaintiffs' counsel also asked for additional fees and expenses to be paid out of the fund. On March 20, 2015, Malkin Holdings LLC filed a response to that motion in which it supported distribution of the fund and took no position on additional fees and expenses. No opposition to the motion was filed and it is currently pending.

On March 14, 2014, one of the investors who had filed a notice of appeal from the trial court’s rulings in the Original Class Actions noted above perfected an appeal from the court’s May 17, 2013 Final Judgment and Order and orders approving the Original Class Action Settlement and awarding class counsel attorneys’ fees and costs. By stipulation of all counsel to the appeal dated September 12, 2014, the appeal was dismissed with prejudice. No other appeals were filed by the March 17, 2014 deadline set by the appeals court in its February 6, 2014 order. The Original Class Actions Settlement is final and non-appealable.
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent, and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion to dismiss was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The motion was denied on March 5, 2015. The plaintiffs perfected this appeal by filing their brief and the appellate record with the court on March 23, 2015. Defendants’ brief was filed April 22, 2015, and any reply is due May 1, 2015. Thereafter the appeals court will schedule argument.
We will incur costs in connection with this litigation. If an appeal were successful and the court were ultimately to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief.
On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Actions) who opted out of the Original Class Actions filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, as respondents, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they plan to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration.
The arbitration is in its very early stages, and, as with the prior claims challenging the consolidation and related matters, the defendants believe these allegations are entirely without merit, and they intend to defend vigorously.
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

Unfunded Capital Expenditures
At March 31, 2015, we estimate that we will incur approximately $72.4 million of capital expenditures (including tenant improvements and leasing commissions) on our wholly-owned properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured revolving credit facility, other issuances of debt, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases

Aggregate required payments on ground leases at March 31, 2015 are as follows (amounts in thousands):

2015	$1,138
2016	1,518
2017	1,518
2018	1,518
2019	1,518
Thereafter	58,248
$65,458

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables. At March 31, 2015, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2015, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2015, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
Long-term incentive plan ("LTIP") units are a special class of partnership interests in our operating partnership. Each LTIP unit awarded will be deemed equivalent to an award of one share of stock under the Empire State Realty Trust, Inc. and Empire State OP, L.P. 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Cash distributions on each

LTIP unit, whether vested or not, will be the same as those made on the OP Units. Under the terms of the LTIP units, our operating partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with OP unitholders, LTIP units are convertible into OP Units in our operating partnership on a one-for-one basis.
The following is net income attributable to common stockholders and the issuance of our class A shares in exchange for the conversion of OP units into common stock (amounts in thousands):

Three Months Ended March 31, 2015
Net income attributable to common stockholders	$3,138
Increase in additional paid-in capital for the conversion of OP units into common stock	19,493
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$22,631
As of March 31, 2015, there were 267,555,807 OP Units outstanding, of which 111,747,341, or 41.8%, were owned by us and 155,808,466, or 58.2%, were owned by other limited partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $9.4 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $13.3 million and $12.8 million for the three months ended March 31, 2015 and 2014, respectively. Total distributions paid to preferred unitholders were $0.2 million for the three months ended March 31, 2015.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of March 31, 2015, 10.2 million shares of common stock remain available for future issuance.
In January 2015, we made a grant of LTIP units to an employee under the 2013 Plan. We granted a total of 9,531 LTIP units with a fair market value of $0.2 million. The award is subject to time-based vesting, and all LTIP units vest on April 1, 2020, subject generally to the grantee's continued employment.
In February 2015, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 168,033 LTIP units that are subject to time-based vesting and 154,266 LTIP units that are subject to performance-based vesting, with fair market values of $2.9 million for the time-based vesting awards and $1.3 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment vests on the first-year anniversary date of the grant and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2015. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two installments, with the first installment vesting on January 1, 2018 and the second installment vesting on January 1, 2019, subject generally to the grantee's continued employment on those dates.

In February 2015, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted a total of 33,398 LTIP units and 14,315 shares of restricted stock that are subject to time-based vesting and 33,398 LTIP units and 14,315 shares of restricted stock that are subject to performance-based vesting, with fair market values of $0.8 million for the time-based vesting awards and $0.4 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment vests on the first-year anniversary date of the grant and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2015. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two installments, with the first installment vesting on January 1, 2018 and the second installment vesting on January 1, 2019, subject generally to the grantee's continued employment on those dates.

In February 2015, we made a grant of LTIP units to an executive officer under the 2013 Plan. At such time, we granted a total of 13,736 LTIP units that are subject to time-based vesting and 13,736 LTIP units that are subject to performance-based vesting, with fair market values of $0.2 million for the time-based vesting awards and $0.1 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment vests on the first-year anniversary date of the grant and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on February 1, 2015. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two installments, with the first installment vesting on February 1, 2018 and the second installment vesting on February 1, 2019, subject generally to the grantee's continued employment on those dates.

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
Share-based compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical data, we have calculated a 0% annual forfeiture rate for members of the Board of Directors, a 0% annual forfeiture rate for executive officers, and for all other employees a 5% annual forfeiture rate. We reevaluate this analysis periodically and adjust these estimated forfeiture rates as necessary. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
LTIP units and restricted stock issued during the three months ended March 31, 2015 were valued at $5.9 million. The weighted-average per unit or share fair value was $13.08 for grants issued in 2015. The per unit or share granted in 2015 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 and 2.9 years, a dividend rate of 1.90%, a risk-free interest rate of 0.8% and 1.0%, and an expected price volatility between 24.0% and 29.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2015.
The following is a summary of restricted stock and LTIP unit activity for the three months ended March 31, 2015:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2014	102,296	1,194,660	$13.78
Vested	(6,261)	(50,932)	14.76
Granted	28,630	426,098	18.14
Forfeited	(3,255)	—	13.77
Unvested balance at March 31, 2015	121,410	1,569,826	$14.92
The LTIP unit and restricted stock award agreements will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.5 million for the three months ended March 31, 2015 and $0.2 million for the three months ended March 31, 2014. Unrecognized compensation expense was $0.3 million at March 31, 2015, which will be recognized over a period of 1.9 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $1.2 million for the three months ended March 31, 2015 and $0.9 million for the three months ended March 31, 2014. Unrecognized compensation expense was $13.6 million at March 31, 2015, which will be recognized over a weighted average period of 3.0 years.

Earnings Per Share
Earnings per share for the three months ended March 31, 2015 and 2014 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator - Basic:
Net income	$7,888	$11,231
Private perpetual preferred unit distributions	(234)	—
Net income attributable to non-controlling interests	(4,516)	(6,862)
Earnings allocated to unvested shares	(7)	(10)
Net income attributable to common stockholders - basic	$3,131	$4,359

Numerator - Diluted:
Net income	$7,888	$11,231
Private perpetual preferred unit distributions	(234)	—
Earnings allocated to unvested shares and LTIP units	(144)	(122)
Net income attributable to common stockholders - diluted	$7,510	$11,109

Denominator:
Weighted average shares outstanding - basic	109,400	95,466
Operating partnership units	156,410	148,959
Weighted average shares outstanding - diluted	265,810	244,425

Earnings per share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05
There were 630,843 and 505,138 antidilutive shares and LTIP units for the three months ended March 31, 2015 and 2014, respectively.

11. Related Party Transactions

Change in Control Severance Agreements

On February 1, 2015, we entered into a change in control severance agreement with John B. Kessler, our president and chief operating officer, consistent with the change in control severance agreements that we have entered into with certain of our other executive officers.

Indemnification of Our Directors and Officers

On January 1, 2015 and February 1, 2015, respectively, we entered into indemnification agreements with John B. Kessler, our president and chief operating officer, and James D. Robinson IV, one of our directors, providing for the indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against either of them in their respective capacities. The indemnification agreements are consistent with the indemnification agreements that we have entered into with each of our directors, executive officers, chairman emeritus and certain other parties.

Supervisory Fee Revenue

We earned supervisory fees from affiliated entities not included in our condensed consolidated financial statements of $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from affiliated entities not included in our condensed consolidated financial statements of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. These fees are included within third-party management and other fees.
12. Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our construction operation in "Other," and it includes all activities related to providing construction services to tenants and to other entities within and outside our company.

The following tables provides components of segment profit for each segment for the three months ended March 31, 2015 and 2014, as reviewed by management (amounts in thousands):

	Three Months Ended March 31, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$110,058	$—	$—	$—	$110,058
Intercompany rental revenue	11,664	—	—	(11,664)	—
Tenant expense reimbursement	18,200	—	—	—	18,200
Observatory revenue	—	18,223	—	—	18,223
Construction revenue	—	—	3,922	(2,315)	1,607
Third-party management and other fees	446	—	—	—	446
Other revenue and fees	3,348	—	—	—	3,348
Total revenues	143,716	18,223	3,922	(13,979)	151,882
Operating expenses:
Property operating expenses	42,452	—	—	—	42,452
Intercompany rent expense	—	11,664	—	(11,664)	—
Ground rent expense	2,331	—	—	—	2,331
Marketing, general, and administrative expenses	9,100	—	—	—	9,100
Observatory expenses	—	6,977	—	—	6,977
Construction expenses	—	—	4,973	(2,104)	2,869
Real estate taxes	22,978	—	—	—	22,978
Depreciation and amortization	41,233	79	106	—	41,418
Total operating expenses	118,094	18,720	5,079	(13,768)	128,125
Total operating income (loss)	25,622	(497)	(1,157)	(211)	23,757
Interest expense	(16,047)	—	—	—	(16,047)
Income (loss) before income taxes	9,575	(497)	(1,157)	(211)	7,710
Income tax (expense) benefit	(351)	256	273	—	178
Net income (loss)	$9,224	$(241)	$(884)	$(211)	$7,888
Segment assets	$3,017,669	$251,662	$3,657	$—	$3,272,988
Expenditures for segment assets	$37,393	$—	$—	$—	$37,393

	Three Months Ended March 31, 2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$90,204	$—	$—	$—	$90,204
Intercompany rental revenue	15,268	—	—	(15,268)	—
Tenant expense reimbursement	15,153	—	—	—	15,153
Observatory revenue	—	17,301	—	—	17,301
Construction revenue	—	—	15,925	(962)	14,963
Third-party management and other fees	611	—	—	—	611
Other revenue and fees	2,074	—	—	—	2,074
Total revenues	123,310	17,301	15,925	(16,230)	140,306
Operating expenses:
Property operating expenses	35,860	—	—	—	35,860
Intercompany rent expense	—	15,268	—	(15,268)	—
Ground rent expense	451	—	—	—	451
Marketing, general, and administrative expenses	10,155	—	—	—	10,155
Observatory expenses	—	6,981	—	—	6,981
Construction expenses	—	—	15,115	(832)	14,283
Real estate taxes	18,373	—	—	—	18,373
Depreciation and amortization	30,051	61	3	—	30,115
Total operating expenses	94,890	22,310	15,118	(16,100)	116,218
Total operating income (loss)	28,420	(5,009)	807	(130)	24,088
Interest expense	(14,337)	—	—	—	(14,337)
Income (loss) before income taxes	14,083	(5,009)	807	(130)	9,751
Income tax (expense) benefit	(300)	2,203	(423)	—	1,480
Net income (loss)	$13,783	$(2,806)	$384	$(130)	$11,231
Segment assets	$2,191,390	$245,999	$13,027	$—	$2,450,416
Expenditures for segment assets	$17,243	$—	$—	$—	$17,243

13. Subsequent Events
Subsequent to March 31, 2015, we repaid a $91.0 million loan collateralized by One Grand Central Place.

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

Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	resolution of the litigations and arbitration involving the company;

•	reduced demand for office or retail space;

•	general volatility of the capital and credit markets and the market price of our Class A common stock and our publicly-traded OP Units;

•	changes in our business strategy;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	fluctuations in interest rates;

•	increased operating costs;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing, including our unsecured revolving credit facility;

•	our leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure to redevelop and reposition properties successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development (including our Metro Tower development site), including the cost of construction delays and cost overruns;

•	failure to operate properties successfully;

•	inability to manage our growth effectively;

•	inability to make distributions to our stockholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	a future terrorist event in the U.S.;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	lack, or insufficient amounts, of insurance;

•	unavailability of, and inability to attract and retain, qualified personnel;

•	conflicts of interest affecting any of our senior management team;

•	misunderstanding of our competition;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	inability to comply with the laws, rules and regulations applicable to companies and, in particular, public companies; and

•
other factors discussed under “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and additional factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, or new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" beginning on page 12 of our Annual Report on Form 10-K which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
Unless the context otherwise requires or indicates, references in this section to "we," "our" and "us" refer to our company and its consolidated subsidiaries.
During the three months ended March 31, 2015 we:

•	Achieved Core Funds From Operations (“Core FFO”) of $0.20 per fully diluted share and net income attributable to the Company of $0.03 per fully diluted share.

•	Total portfolio was 87.6% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 90.0% leased at March 31, 2015.

•	Manhattan office portfolio (excluding the retail component of these properties) was 86.1% occupied; including SLNC, the Manhattan office portfolio was 88.8% leased at March 31, 2015.

•	Retail portfolio was 91.2% occupied; including SLNC, the retail portfolio was 92.7% leased at March 31, 2015.

•	Empire State Building was 84.2% occupied; including SLNC, the Empire State Building was 89.8% leased at March 31, 2015.

•
Executed 60 leases, representing 418,092 rentable square feet across the total portfolio, achieving a 149.5% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases.

•
Signed 21 new leases representing 264,839 rentable square feet of new leases in the first quarter 2015 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 67.8% in mark-to-market rent over expired previously fully escalated rents.

•
Signed five new retail leases representing 50,331 rentable square feet of new leases in the first quarter 2015 for the retail component of the Manhattan office portfolio, achieving an increase of 861.0% in mark-to-market rent over previously fully escalated rents.

•	The Empire State Building Observatory revenue for the first quarter 2015 grew 5.2% to $18.2 million, from $17.3 million in the first quarter 2014.

•	Recast our corporate credit facility, converting it from a secured to an unsecured facility, reducing its interest rate and extending its maturity by one year.

•	Completed a private placement of $350 million aggregate principal amount of senior unsecured notes with a blended 12.5 year average life and 4.08% coupon.

•	Declared a dividend in the amount of $0.085 per share for the first quarter 2015, which was paid on March 31, 2015.
As of March 31, 2015, our total portfolio contained 10.0 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.3 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.4 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 522,601 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of March 31, 2015, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. During the three months ended March 31, 2015 and 2014, respectively, the Empire State Building generated approximately $41.9 million and $40.7 million of rental revenue, excluding observatory operations. During the three months ended March 31, 2015 and 2014, the observatory operations of the Empire State Building generated approximately $18.2 million and $17.3 million, respectively, of revenue. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years of our annual observatory revenue, approximately 16.0% to 18.0% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows:

	Three Months Ended March 31,
	2015	2014
Office leases	43.1%	45.1%
Retail leases	3.9%	4.1%
Tenant reimbursements & other income	13.9%	12.5%
Observatory operations	30.3%	29.8%
Broadcasting licenses	8.8%	8.5%
Total	100.0%	100.0%
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley then continuing to hold certain approval rights on major decisions at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through March 31, 2015, we have invested a total of approximately $602.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $602.0 million invested pursuant to this program, $297.0 million was invested at the Empire State Building. We currently estimate that between $65.0 million and $105.0 million of capital is needed beyond March 31, 2015 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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

As of March 31, 2015, we have no debt maturing in 2015 and 2016, and we have total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.1% (excluding premiums and discount) and a weighted average maturity of 5.6 years. Our consolidated debt to total market capitalization was approximately 24% as of March 31, 2015.
As of March 27, 2015, we are no longer soliciting new business for our construction management business. We will complete the projects that are in progress.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the three months ended March 31, 2015 and 2014.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following table summarizes the historical results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change	%
Revenues:
Rental revenue	$110,058	$90,204	$19,854	22.0%
Tenant expense reimbursement	18,200	15,153	3,047	20.1%
Observatory revenue	18,223	17,301	922	5.3%
Construction revenue	1,607	14,963	(13,356)	(89.3)%
Third-party management and other fees	446	611	(165)	(27.0)%
Other revenues and fees	3,348	2,074	1,274	61.4%
Total revenues	151,882	140,306	11,576	8.3%
Operating expenses:
Property operating expenses	42,452	35,860	6,592	18.4%
Ground rent expenses	2,331	451	1,880	416.9%
Marketing, general and administrative expenses	9,100	10,155	(1,055)	(10.4)%
Observatory expenses	6,977	6,981	(4)	(0.1)%
Construction expenses	2,869	14,283	(11,414)	(79.9)%
Real estate taxes	22,978	18,373	4,605	25.1%
Depreciation and amortization	41,418	30,115	11,303	37.5%
Total operating expenses	128,125	116,218	11,907	10.2%
Operating income	23,757	24,088	(331)	(1.4)%
Other income (expense):
Interest expense	(16,047)	(14,337)	(1,710)	11.9%
Income before income taxes	7,710	9,751	(2,041)	(20.9)%
Income tax benefit	178	1,480	(1,302)	(88.0)%
Net income	7,888	11,231	(3,343)	(29.8)%
Private perpetual preferred unit distributions	(234)	—	(234)	100.0%
Net income attributable to non-controlling interests	(4,516)	(6,862)	2,346	(34.2)%
Net income attributable to common stockholders	$3,138	$4,369	$(1,231)	(28.2)%

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of two properties during July 2014 which increased rental income by $18.0 million. The remaining increase is primarily due to higher occupancies and higher rental rates.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of two properties during July 2014 which increased tenant expense reimbursements by $2.0 million. The remaining increase is primarily due to higher cleaning reimbursements.
Observatory Revenue
Observatory revenue increased by $0.9 million and is attributable to higher admission prices partially offset by lower admissions. The lower admissions is primarily due to an increase in bad weather days.
Construction Revenue
Construction revenue declined due to a lower volume of construction projects.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to the July 2014 acquisition of 1400 Broadway and 112 West 34th Street and the subsequent elimination of fees due to consolidation of these properties.
Other Revenues and Fees
The increase in other revenues and fees is primarily due to $0.6 million of lease cancellation income and $0.8 million of water and energy credits.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of two properties during July 2014, which increased property operating expenses by $4.3 million and higher recurring repairs and maintenance of $1.7 million.
Ground Rent Expenses
The increase in ground rent expenses is attributable to the acquisition of two properties during July 2014.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased primarily due to lower professional fees incurred in the three months ended March 30, 2015.
Observatory Expenses
Observatory expenses were consistent with the three months ended March 31, 2014.
Construction Expenses
The decline in construction expenses correlates with the lower volume of construction projects as described above in Construction revenue. First quarter 2015 construction expenses include severance expenses of $0.9 million.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of two properties during July 2014 which increased real estate taxes by $2.7 million, as well as higher taxes of $1.9 million resulting from higher assessed values and rates for several properties.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of two properties during July 2014, which increased depreciation and amortization by $12.5 million.

Interest Expense
The increase in interest expense is attributable to the acquisition of two properties during July 2014 and the write-off of $1.3 million of deferred finance costs related to the recast of the credit facility. These higher expenses are offset by reductions in interest rates for debt refinanced during 2014 and 2015.
Income taxes
Income tax benefit declined due to activities within our taxable REIT subsidiaries, primarily related to our Observatory operations which recognized a higher intercompany rent expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2015.
Liquidity and Capital Resources
At March 31, 2015, we had approximately $36.5 million available in cash and cash equivalents, and there was $635.0 million available under our unsecured revolving credit facility.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, mortgage and debt financings and unused borrowing capacity under our unsecured revolving credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, debt issuances, and available borrowing capacity under our unsecured revolving credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, our unsecured revolving credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.
As of March 31, 2015, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.10% (excluding premiums and discount) and a weighted average maturity of 5.6 years. We have no debt maturing in 2015 and 2016.
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
Concurrently with entering into the unsecured revolving credit facility, on January 23, 2015, we terminated our previous secured revolving and term credit facility. In connection with the termination of the secured revolving and term credit facility, all of the guarantors thereunder were released from their guaranty obligations, all liens created thereby were terminated, and all collateral pledged thereunder was released.
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
Interest. Amounts outstanding under the unsecured revolving credit facility bears interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that will range from 0.875% to 1.600% depending upon its leverage ratio and credit rating; or (y) a base rate, plus a spread that will range from 0.000% to 0.600% depending upon its leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility.
Fees. We paid certain customary fees and expense reimbursements.
Maturity. The unsecured revolving credit facility has an initial maturity in January 2019. We have the option to extend the initial term of the unsecured revolving credit facility for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.
Financial Covenants. The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves a debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of March 31, 2015, we were in compliance with the covenants:

Financial covenant	Required	March 31, 2015	In Compliance
Maximum total leverage	< 60%	30.8%	Yes
Maximum secured debt	< 40%	16.4%	Yes
Minimum fixed charge coverage	> 1.50x	4.1x	Yes
Minimum unencumbered interest coverage	> 1.75x	8.7x	Yes
Maximum unsecured leverage	< 60%	28.0%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$745,356	$920,498	Yes

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

Senior Unsecured Notes

During March 2015, we issued and sold an aggregate principal amount of $350.0 million of senior unsecured notes ("Series A, B and C Senior Notes") in a private placement to entities affiliated with Prudential Capital Group. The Series A, B and C Senior Notes consist of $100 million of 3.93% Series A Senior Notes due 2025, $125 million of 4.09% Series B Senior Notes due 2027, and $125 million of 4.18% Series C Senior Notes due 2030. The proceeds were used to repay outstanding mortgage debt, to reduce amounts outstanding under our unsecured credit facility and for other general corporate purposes.

The Series A, B and C Senior Notes are senior unsecured obligations and are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the senior unsecured revolving credit facility. Interest on the Series A, B and C Senior Notes is payable quarterly, beginning on June 27, 2015.

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It also requires compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of March 31, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Mortgage debt
As of March 31, 2015, we had mortgage debt outstanding of $855.0 million. During 2015, we repaid the mortgage collateralized by 1359 Broadway.

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
Capital Expenditures
The following tables summarizes our tenant improvement costs, leasing commission costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).
Office Properties(1)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2015	2014
Number of leases signed(2)	55	49
Total square feet	367,761	190,966
Leasing commission costs(3)	$6,065	$2,816
Tenant improvement costs(3)	19,679	10,208
Total leasing commissions and tenant improvement costs(3)	$25,744	$13,024
Leasing commission costs per square foot(3)	$16.49	$14.75
Tenant improvement costs per square foot(3)	53.51	53.46
Total leasing commissions and tenant improvement costs per square foot(3)	$70.00	$68.21
Retail Properties(4)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2015	2014
Number of leases signed(2)	5	1
Total square feet	50,331	353
Leasing commission costs(3)	$9,645	$6
Tenant improvement costs(3)	2,234	—
Total leasing commissions and tenant improvement costs(3)	$11,879	$6
Leasing commission costs per square foot(3)	$191.63	$18.05
Tenant improvement costs per square foot(3)	44.38	—
Total leasing commissions and tenant improvement costs per square foot(3)	$236.01	$18.05
_______________

(1)	Excludes an aggregate of 522,601 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 522,601 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three Months Ended March 31,
	2015	2014
Total Portfolio
Capital expenditures (1)	$8,753	$12,343
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of March 31, 2015, we expect to incur additional costs relating to obligations under signed new leases of approximately $72.4 million during the 12 months ending March 31, 2016. This consists of approximately $70.7 million for tenant improvements and other improvements related to new leases and approximately $1.7 million for leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $65.0 million and $105.0 million of capital is needed beyond March 31, 2015 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements.
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
Cash Flows
Comparison of Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Net cash. Cash and cash equivalents were $36.5 million and $44.7 million, respectively, as of March 31, 2015 and 2014.
Operating activities. Net cash provided by operating activities increased by $23.5 million to $47.4 million for the three months ended March 31, 2015 compared to $23.9 million for the three months ended March 31, 2014 primarily due to higher collection of tenant and other receivables and the acquisition of two properties in July 2014.
Investing activities. Net cash used in investing activities increased by $13.0 million to $28.0 million for the three months ended March 31, 2015 compared to $15.0 million for the three months ended March 31, 2014 primarily due to higher expenditures on building improvements.
Financing activities. Net cash used in financing activities increased by $3.7 million to $28.6 million for the three months ended March 31, 2015 compared to $24.9 million for the three months ended March 31, 2014. The increase is primarily due to deferred financing costs and higher dividends and distributions which were partially offset by lower net debt payments.

Net Operating Income
Our financial reports include a discussion of property net operating income, or NOI. NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by; (i) the cost of funds of the property owner, (i) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed, purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three months ended March 31,
	2015	2014
	(unaudited)
Net income	$7,888	$11,231
Add:
Marketing, general and administrative expenses	9,100	10,155
Depreciation and amortization	41,418	30,115
Interest expense	16,047	14,337
Construction expenses	2,869	14,283
Income tax benefit	(178)	(1,480)
Less:
Construction revenue	(1,607)	(14,963)
Third-party management and other fees	(446)	(611)
Net operating income	$75,091	$63,067

Other Net Operating Income Data
Straight-line rental revenue	$4,102	$12,580
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$5,291	$1,885
Amortization of acquired below-market ground leases	$1,958	$426

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

Modified Funds From Operations ("Modified FFO")
Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the July 2014 acquisition of two properties as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items associated with the Company's initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, acquisition expenses, and gain on settlement of lawsuit related to the Observatory, net of income taxes, deferred financing cost write-off, prepayment penalties and construction severance expenses. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO for the periods presented (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
	(unaudited)
Net income	$7,888	$11,231
Private perpetual preferred unit distributions	(234)	—
Real estate depreciation and amortization	41,233	30,052
Funds from operations	48,887	41,283
Amortization of below-market ground leases	1,958	426
Modified funds from operations	50,845	41,709
Deferred financing costs write-off	1,345	—
Construction severance expenses, net of taxes	480	—
Core funds from operations	$52,670	$41,709

Weighted average shares and Operating Partnership Units
Basic	265,810	$244,425
Diluted	265,810	$244,425

FFO per share
Basic	$0.18	$0.17
Diluted	$0.18	$0.17

Modified FFO per share
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

Core FFO per share
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Distributions to Equity Holders
Distributions and dividends have been made to equity holders for the three months ended March 31, 2015 are as follows (amounts in thousands):

Period ended March 31, 2015	$22,973
Factors That May Influence Future Results of Operations
Leasing
We signed 0.8 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2014. During the three months ended March 31, 2015, we signed 0.4 million rentable square feet of new leases, expansions and renewals.
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
As of March 31, 2015, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.0% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 7.6% and 7.0% of net rentable square footage of the properties in our portfolio will expire in 2015 and in 2016, respectively. These leases are expected to represent approximately 8.1% and 7.0%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory Operations
The Empire State Building Observatory revenue for the first quarter 2015 grew 5.2% to $18.2 million, from $17.3 million in the first quarter of 2014, due to higher admission prices. The Observatory hosted approximately 622,000 visitors in the first quarter 2015 versus 664,000 visitors in the first quarter of 2014. In the first quarter of 2015, there were 25 bad weather days, nine of which fell on weekend days. This compares to the first quarter 2014, in which we experienced 21 bad weather days, eight of which fell on weekend days.
Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from the One World Trade Center and Rockefeller Center observatories; and (v) weather trends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of March 31, 2015, our floating rate mortgage debt represented 3.8% of our total enterprise value. This floating rate debt included $165.0 million of borrowings under the unsecured revolving credit facility.
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
We are exposed to interest rate changes primarily through property-specific floating rate mortgages and the unsecured revolving credit facility. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
As of March 31, 2015, we had total outstanding floating rate debt obligations of $256.0 million. Based on our variable balances, interest expense would have increased by approximately $2.6 million for the period ended March 31, 2015, if short-

term interest rates had been 1% higher. As of March 31, 2015, the weighted average interest rate on the $1.3 billion of fixed-rate indebtedness outstanding was 4.61% per annum, each with maturities at various dates through March 27, 2030.
As of March 31, 2015, the fair value of our outstanding debt was approximately $1.65 billion, which was approximately $42.1 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of March 31, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the sections entitled "Risk Factors" beginning on page 12 of our December 31, 2014 Annual Report on Form 10-K. Please review the Risk Factors set forth in our December 31, 2014 Annual Report on Form 10-K.

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

Date: May 6, 2015                             By:/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 6, 2015                             By:/s/ Andrew J. Prentice
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1
Note Purchase Agreement, dated March 27, 2015, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 30, 2015.

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