Form 10-Q
period 2015-06-30
Empire State Realty Trust, Inc.
filed 2015-08-05
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	114,125,996
Class B Common Stock, par value $0.01 per share	1,133,273
(Class)	(Outstanding on July 31, 2015)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,388	6,986
Building and improvements	1,996,318	1,931,681
	2,204,902	2,139,863
Less: accumulated depreciation	(423,279)	(377,552)
Commercial real estate properties, net	1,781,623	1,762,311
Cash and cash equivalents	34,221	45,732
Restricted cash	69,709	60,273
Tenant and other receivables, net of allowance of $2,401 and $1,427 in 2015 and 2014, respectively	16,431	23,745
Deferred rent receivables, net of allowance of $147 and $420 in 2015 and 2014, respectively	111,897	102,104
Prepaid expenses and other assets	47,857	48,504
Deferred costs, net	352,940	370,460
Acquired below-market ground leases, net	387,807	391,887
Goodwill	491,479	491,479
Total assets	$3,293,964	$3,296,495
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$759,405	$903,985
Senior unsecured notes	589,002	237,667
Unsecured revolving credit facility	285,000	—
Term loan and credit facility	—	470,000
Accounts payable and accrued expenses	101,674	96,563
Acquired below-market leases, net	121,286	138,859
Deferred revenue and other liabilities	18,713	27,876
Tenants’ security deposits	46,338	40,448
Total liabilities	1,921,418	1,915,398
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, and 113,135,350 shares issued and 113,119,634 shares outstanding in 2015 and 106,044,560 shares issued and 106,030,449 shares outstanding in 2014	1,131	1,060
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,134,252 and 1,161,438 shares issued and outstanding in 2015 and 2014, respectively	11	12
Additional paid-in capital	435,632	406,853
Retained earnings	55,903	60,713
Total Empire State Realty Trust, Inc.'s stockholders' equity	492,677	468,638
Non-controlling interests in operating partnership	871,865	904,455
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2015 and 2014	8,004	8,004
Total equity	1,372,546	1,381,097
Total liabilities and equity	$3,293,964	$3,296,495
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental revenue	$112,866	$92,210	$222,924	$182,414
Tenant expense reimbursement	18,582	14,304	36,782	29,457
Observatory revenue	30,600	30,389	48,823	47,690
Construction revenue	374	12,963	1,981	27,926
Third-party management and other fees	594	753	1,040	1,364
Other revenue and fees	1,757	4,549	5,105	6,623
Total revenues	164,773	155,168	316,655	295,474
Operating expenses:
Property operating expenses	37,935	35,149	80,387	71,009
Ground rent expenses	2,332	447	4,663	898
Marketing, general, and administrative expenses	9,113	9,560	18,213	19,715
Observatory expenses	7,420	7,120	14,397	14,101
Construction expenses	353	12,795	3,222	27,078
Real estate taxes	22,952	18,186	45,930	36,559
Acquisition expenses	—	735	—	735
Depreciation and amortization	39,629	28,637	81,047	58,752
Total operating expenses	119,734	112,629	247,859	228,847
Total operating income	45,039	42,539	68,796	66,627
Other income (expense):
Interest expense	(17,571)	(14,629)	(33,618)	(28,966)
Income before income taxes	27,468	27,910	35,178	37,661
Income tax expense	(883)	(2,629)	(705)	(1,149)
Net income	26,585	25,281	34,473	36,512
Private perpetual preferred unit distributions	(234)	—	(468)	—
Net income attributable to non-controlling interests	(15,231)	(15,447)	(19,747)	(22,309)
Net income attributable to common stockholders	$11,120	$9,834	$14,258	$14,203

Total weighted average shares:
Basic	112,852	95,466	111,136	$95,466
Diluted	265,867	244,436	265,866	$244,431

Earnings per share attributable to common stockholders:
Basic	$0.10	$0.10	$0.13	$0.15
Diluted	$0.10	$0.10	$0.13	$0.15

Dividends per share	$0.085	$0.085	$0.17	$0.17
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2015
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2014	106,030	$1,060	1,161	$12	$406,853	$60,713	$468,638	$904,455	$8,004	$1,381,097
Conversion of operating partnership units and Class B shares to Class A shares	7,067	71	(27)	(1)	28,586	—	28,656	(28,656)	—	—
Net income	—	—	—	—	—	14,258	14,258	19,747	468	34,473
Equity compensation:
LTIP units, net of forfeitures	—	—	—	—	—	—	—	2,731	—	2,731
Restricted stock, net of forfeitures	23	—	—	—	193	—	193	—	—	193
Dividends and distributions	—	—	—	—	—	(19,068)	(19,068)	(26,412)	(468)	(45,948)
Balance at June 30, 2015	113,120	$1,131	1,134	$11	$435,632	$55,903	$492,677	$871,865	$8,004	$1,372,546

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$34,473	$36,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,047	58,752
Amortization of deferred finance costs and debt premiums and discount	1,609	1,171
Amortization of acquired above- and below-market leases, net	(9,867)	(3,912)
Amortization of acquired below-market ground leases	3,916	852
Straight-lining of rental revenue	(9,724)	(23,559)
Equity based compensation	2,924	1,969
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	(2,840)	(2,195)
Tenant and other receivables	7,314	(1,067)
Deferred leasing costs	(21,845)	(4,221)
Prepaid expenses and other assets	647	(4,251)
Accounts payable and accrued expenses	(1,408)	(11,073)
Deferred revenue and other liabilities	(9,163)	(2,846)
Net cash provided by operating activities	77,083	46,132
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	(706)	5,098
Development costs	(346)	—
Additions to building and improvements	(62,066)	(50,405)
Net cash used in investing activities	(63,118)	(45,307)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(140,974)	(7,954)
Proceeds from unsecured revolving credit facility	615,000	—
Repayments of unsecured revolving credit facility	(330,000)	—
Proceeds from term loan and credit facility	—	40,000
Repayments of term loan and credit facility	(470,000)	(10,000)
Proceeds from senior unsecured notes	350,000	—
Deferred financing costs	(3,554)	—
Private perpetual preferred unit distributions	(468)	—
Dividends paid to common stockholders	(19,068)	(16,251)
Distributions paid to non-controlling interests in the operating partnership	(26,412)	(25,572)
Net cash used in financing activities	(25,476)	(19,777)
Net decrease in cash and cash equivalents	(11,511)	(18,952)
Cash and cash equivalents—beginning of period	45,732	60,743
Cash and cash equivalents—end of period	$34,221	$41,791

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,946	$27,758
Cash paid for income taxes	$2,709	$1,594

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$43,722	$20,156
Conversion of operating partnership units and Class B shares to Class A shares	$28,656	$—

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
As of June 30, 2015, our total portfolio contained 10.0 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.3 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 515,374 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of June 30, 2015, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
As of June 30, 2015, we owned approximately 42.7% of the aggregate operating partnership units in our operating partnership. We, as the sole general partner in our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. Accordingly, our operating partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2014 Annual Report on Form 10-K. Please review the Summary of Significant Accounting Policies set forth in our December 31, 2014 Annual Report on Form 10-K, which is incorporated herein by reference.

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
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE, and has the requirement to consolidate the VIE. We had no VIEs as of June 30, 2015 and December 31, 2014.
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
Recently Issued or Adopted Accounting Standards
During June 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-10, Technical Corrections and Improvements, which contains amendments that represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon its issuance. The implementation of this update did not and is not expected to cause any material changes to our consolidated financial statements.
During April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to a reduction of liabilities on our consolidated balance sheets.

During February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items, which eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace all current GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on our financial statements.
3. Acquisitions
On July 15, 2014, we acquired the ground and operating lease at 112 West 34th Street (and the fee title to 122 West 34th Street) for $423.6 million, consisting of $87.7 million by assumption of existing mortgage debt, $106.9 million in cash and $229.0 million in shares of Class A and Class B common stock and Series PR Operating Partnership ("OP") units. In connection with this transaction, we issued 1,217,685 shares of Class A common stock and 77,945 shares of Class B common stock at a share price of $16.65 and 12,457,379 Series PR OP Units at a unit price of $16.65.
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
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Leasing costs	$116,147	$100,653
Acquired in-place lease value and deferred leasing costs	297,425	304,916
Acquired above-market leases	83,138	84,633
Financing costs	18,335	17,334
	515,045	507,536
Less: accumulated amortization	(162,105)	(137,076)
Total deferred costs, net	$352,940	$370,460

Amortization expense related to deferred leasing costs was $2.6 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense related to deferred financing costs was $1.5 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $3.9 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively, and was included in interest expense.
Amortizing acquired intangible assets and liabilities consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(9,109)	$(5,029)
Acquired below-market ground leases, net	$387,807	$391,887

	June 30, 2015	December 31, 2014
Acquired below-market leases	$(167,427)	$(169,805)
Less: accumulated amortization	46,141	30,946
Acquired below-market leases, net	$(121,286)	$(138,859)
Amortization expense related to acquired lease intangibles was $9.3 million and $5.3 million for the three months ended June 30, 2015 and 2014, respectively, and $19.6 million and $10.5 million for the six months ended June 30, 2015 and 2014, respectively. Rental revenue related to the amortization of below-market leases, net of above-market leases, was $4.6 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $9.9 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

5. Debt
Debt consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

			As of June 30, 2015
	Principal Balance as of June 30, 2015	Principal Balance as of December 31, 2014	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Union Square	$20,466	$20,641	6.00%	6.71%	5/1/2017
10 Bank Street	32,535	32,847	5.72%	6.21%	6/1/2017
1542 Third Avenue	18,427	18,628	5.90%	6.54%	6/1/2017
First Stamford Place	240,536	242,294	5.65%	6.14%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,333	27,595	5.69%	6.36%	7/5/2017
383 Main Avenue	29,565	29,852	5.59%	6.00%	7/5/2017
1333 Broadway	69,118	69,575	6.32%	3.79%	1/5/2018
1400 Broadway
(first lien mortgage loan)	69,218	69,689	6.12%	3.29%	2/5/2018
(second lien mortgage loan)	9,702	9,803	3.35%	3.35%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	76,953	77,484	6.01%	3.22%	4/5/2018
(second lien mortgage loan)	9,702	9,763	6.56%	3.51%	4/5/2018
1350 Broadway	38,628	38,900	5.87%	3.77%	4/5/2018
Metro Center	98,906	99,845	3.59%	3.67%	11/5/2024
Total fixed rate mortgage debt	741,089	746,916
Floating rate mortgage debt
One Grand Central Place(3)	—	91,000
1359 Broadway(3)	—	44,146
Total floating rate mortgage debt	—	135,146
Total mortgage debt	741,089	882,062
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:
Series A	100,000	—	3.93%	3.93%	3/27/2025
Series B	125,000	—	4.09%	4.09%	3/27/2027
Series C	125,000	—	4.18%	4.18%	3/27/2030
Unsecured revolving credit facility	285,000	—	(4)	(4)	1/23/2019
Secured revolving credit facility	—	170,000	(4)	(4)
Secured term credit facility	—	300,000	(4)	(4)
Total principal	1,626,089	1,602,062
Unamortized premiums, net of unamortized discount	7,318	9,590
Total	$1,633,407	$1,611,652
______________

(1)	The effective rate is the yield as of June 30, 2015, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Repaid in 2015.

(4)
The secured revolving and term credit facility was terminated on January 23, 2015 concurrent with entering into the unsecured revolving credit facility. At June 30, 2015, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at June 30, 2015 was 1.34%.

Principal Payments
Aggregate required principal payments at June 30, 2015 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2015	$5,943	$—	$5,943
2016	12,387	—	12,387
2017	10,070	355,761	365,831
2018	2,880	262,210	265,090
2019	2,188	535,000	537,188
2020 and thereafter	11,975	427,675	439,650
Total	$45,443	$1,580,646	$1,626,089
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

The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. As of June 30, 2015, the unsecured revolving credit facility had an outstanding balance of $285.0 million.

Amounts outstanding under the unsecured revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that range from 0.875% to 1.600% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that range from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility. We paid certain customary fees and expense reimbursements.

The initial maturity of the unsecured revolving credit facility is January 2019. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.

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

As of June 30, 2015, we were in compliance with the covenants under the unsecured revolving credit facility.

Secured Revolving and Term Credit Facility

As of December 31, 2014, the secured revolving and term credit facility had an outstanding balance of $470.0 million. The secured revolving and term credit facility was terminated on January 23, 2015 concurrent with entering into the unsecured revolving credit facility described above.

Senior Unsecured Notes

Exchangeable Senior Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) due August 2019. For the three and six months ended June 30, 2015, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.5 million and $4.9 million, respectively, consisting of (i) the contractual interest expense of $1.7 million and $3.3 million, respectively, (ii) the additional non-cash interest expense of $0.6 million and $1.3 million respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million and $0.3 million, respectively.

Series A, Series B, and Series C Senior Notes
During March 2015, we issued and sold an aggregate principal amount of $350 million senior unsecured notes consisting of $100 million of 3.93% Series A Senior Notes due 2025, $125 million of 4.09% Series B Senior Notes due 2027, and $125 million of 4.18% Series C Senior Notes due 2030 (together, the “Series A, B and C Senior Notes”). Interest on the Series A, B and C Senior Notes is payable quarterly.

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

The proceeds from the issuance of the Series A, B and C Senior Notes were used to repay outstanding mortgage debt, reduce amounts outstanding under the unsecured revolving credit facility and for other general corporate purposes. As of June 30, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$69,373	$68,488
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Accrued interest payable	6,098	5,953
Due to affiliated companies	7,836	3,755
Accounts payable and accrued expenses	$101,674	$96,563
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley in the amount of New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

7. Fair Value of Financial Instruments

The following disclosures of estimated fair value at June 30, 2015 and December 31, 2014 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The fair value of borrowings, which is classified as Level 3 is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist. The following table presents the aggregate carrying value of our debt and the corresponding estimates of fair value as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$759,405	$764,552	$903,985	$912,365
Senior unsecured notes - exchangeable	239,002	253,423	237,667	253,469
Senior unsecured notes - Series A, B and C	350,000	338,962	—	—
Unsecured revolving credit facility	285,000	285,000	—	—
Term loan and credit facility	—	—	470,000	470,000
Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of June 30, 2015, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014 and the court dismissed the motion by order dated September 18, 2014. On October 20, 2014, the investors moved to re-argue that dismissal. That motion was denied on December 17, 2014, and counsel for these investors has represented that the investors do not intend to pursue further appellate review of the court’s April 30, 2013 ruling rejecting the challenge to the buyout provision. On March 3, 2015, plaintiffs' counsel filed a motion with the court for its approval of distribution of the net settlement fund. In that motion plaintiffs' counsel also asked for additional fees and expenses to be paid out of the fund. On March 20, 2015, Malkin Holdings LLC filed a response to that motion in which it supported distribution of the fund and took no position on additional fees and expenses. No opposition to the motion was filed and the court granted the motion. The parties are preparing to distribute the net settlement fund to the class.

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
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent, and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion to dismiss was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The motion was denied on March 5, 2015. The plaintiffs perfected this appeal by filing their brief and the appellate record with the court on March 23, 2015. The appeal is fully submitted and the court has not yet scheduled oral argument.
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
    In connection with the Offering and formation transactions, we entered into indemnification agreements with our directors, executive officers and chairman emeritus, providing for the indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against them. As a result, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to the Second Class Actions and the above-referenced arbitration.
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

Unfunded Capital Expenditures
At June 30, 2015, we estimate that we will incur approximately $64.5 million of capital expenditures (including tenant improvements and leasing commissions) on our consolidated properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured revolving credit facility, other issuances of debt, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at June 30, 2015 are as follows (amounts in thousands):

2015	$758
2016	1,518
2017	1,518
2018	1,518
2019	1,518
Thereafter	58,248
$65,078

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables. At June 30, 2015, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2015, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of June 30, 2015, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP units into common stock (amounts in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net income attributable to common stockholders	$11,120	$14,258
Increase in additional paid-in capital for the conversion of OP units into common stock	9,093	28,586
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$20,213	$42,844
As of June 30, 2015, there were 267,586,424 OP Units outstanding, of which 114,253,886, or 42.7%, were owned by us and 153,332,538, or 57.3%, were owned by other limited partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $9.7 million and $19.1 million for the three and six months ended June 30, 2015, respectively, and $8.1 million and $16.3 million for the three and six months ended June 30, 2014, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $13.1 million and $26.4 million for the three and six months ended June 30, 2015, respectively, and $12.8 million and $25.6 million for the three and six months ended June 30, 2014, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.5 million for the three months and six months ended June 30, 2015, respectively.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of June 30, 2015, 10.2 million shares of common stock remain available for future issuance.
In January 2015, we made a grant of LTIP units to an employee under the 2013 Plan. We granted a total of 9,531 LTIP units with a fair market value of $0.2 million. The award is subject to time-based vesting and all LTIP units vest on April 1, 2020, subject generally to the grantee's continued employment.
In February 2015, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 168,033 LTIP units that are subject to time-based vesting and 154,266 LTIP units that are subject to performance-based vesting, with fair market values of $2.9 million for the time-based vesting awards and $1.3 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2015, subject generally to the grantee's continued employment. The first installment vests on the first-year anniversary date of January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2015. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2018 and the second installment vesting on January 1, 2019, subject generally to the grantee's continued employment on those dates.

In February 2015, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted a total of 33,398 LTIP units and 14,315 shares of restricted stock that are subject to time-based vesting and 33,398 LTIP units and 14,315 shares of restricted stock that are subject to performance-based vesting, with fair market values of $0.8 million for the time-based vesting awards and $0.4 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2015, subject generally to the grantee's continued employment. The first installment vests on the first-year anniversary date of January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the awards subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2015. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units or shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the award agreements the grantee entered into in connection with the award grant. These units and shares then vest in two installments, with the first installment vesting on January 1, 2018 and the second installment vesting on January 1, 2019, subject generally to the grantee's continued employment on those dates.

In February 2015, we made a grant of LTIP units to an executive officer under the 2013 Plan. At such time, we granted a total of 13,736 LTIP units that are subject to time-based vesting and 13,736 LTIP units that are subject to performance-based vesting, with fair market values of $0.2 million for the time-based vesting awards and $0.1 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment vests on the first-year anniversary date of the grant and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on February 1, 2015. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on February 1, 2018 and the second installment vesting on February 1, 2019, subject generally to the grantee's continued employment on those dates.

In June 2015, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 35,082 LTIP units that are subject to time-based vesting, with fair market values of $0.6 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
We have made other grants during 2015 with fair market values of less than $0.1 million in the aggregate.
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
LTIP units and restricted stock issued during the six months ended June 30, 2015 were valued at $6.6 million. The weighted-average per unit or share fair value was $13.36 for grants issued in 2015. The per unit or share granted in 2015 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 and 2.9 years, a dividend rate of 1.90%, a risk-free interest rate of 0.8% and 1.0%, and an expected price volatility between 24.0% and 29.0%.

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2015.
The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2015:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2014	102,296	1,194,660	$13.78
Vested	(6,261)	(59,875)	15.03
Granted	30,020	461,180	18.11
Forfeited	(6,397)	(1,108)	15.29
Unvested balance at June 30, 2015	119,658	1,594,857	$14.96
The LTIP unit and restricted stock award agreements will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.5 million for the six months ended June 30, 2015 and $0.2 million for the six months ended June 30, 2014. Unrecognized compensation expense was $0.2 million at June 30, 2015, which will be recognized over a period of 1.7 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $1.2 million and $2.4 million for the three and six months ended June 30, 2015, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2014, respectively. Unrecognized compensation expense was $13.0 million at June 30, 2015, which will be recognized over a weighted average period of 2.7 years.
Earnings Per Share
Earnings per share for the three and six months ended June 30, 2015 and 2014 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator - Basic:
Net income	$26,585	$25,281	$34,473	$36,512
Private perpetual preferred unit distributions	(234)	—	(468)	—
Net income attributable to non-controlling interests	(15,231)	(15,447)	(19,747)	(22,309)
Earnings allocated to unvested shares	(7)	(9)	(13)	(19)
Net income attributable to common stockholders - basic	$11,113	$9,825	$14,245	$14,184

Numerator - Diluted:
Net income	$26,585	$25,281	$34,473	$36,512
Private perpetual preferred unit distributions	(234)	—	(468)	—
Earnings allocated to unvested shares and LTIP units	(161)	(108)	(284)	(247)
Net income attributable to common stockholders - diluted	$26,190	$25,173	$33,721	$36,265

Denominator:
Weighted average shares outstanding - basic	112,852	95,466	111,136	95,466
Operating partnership units	153,015	148,970	154,730	148,965
Weighted average shares outstanding - diluted	265,867	244,436	265,866	244,431

Earnings per share:
Basic	$0.10	$0.10	$0.13	$0.15
Diluted	$0.10	$0.10	$0.13	$0.15

There were 744,007 and 628,935 antidilutive shares and LTIP units for the three and six months ended June 30, 2015, respectively, and 677,605 and 576,975 antidilutive shares and LTIP units for the three and six months ended June 30, 2014, respectively.

11. Related Party Transactions

Supervisory Fee Revenue

We earned supervisory fees from affiliated entities not included in our condensed consolidated financial statements of $0.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from affiliated entities not included in our condensed consolidated financial statements of $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. These fees are included within third-party management and other fees.
Other
We are reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support as was done prior to our formation, and we receive rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties aggregating $0.05 million and $0.05 million for the three months ended June 30, 2015 and 2014, respectively and $0.1 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. In each case the space is expected to be temporary, and such affiliate has the right to cancel such lease without special payment on 90 days’ notice.
12. Segment Reporting
We have identified two reportable segments: (1) real estate and (2) observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our real estate assets. Our observatory segment includes the operation of the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and marketing strategies. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. We include our historical construction operation in "Other," and it includes all activities related to providing construction services to tenants and to other entities within and outside our company. As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress.

The following tables provide components of segment profit for each segment for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$112,866	$—	$—	$—	$112,866
Intercompany rental revenue	18,910	—	—	(18,910)	—
Tenant expense reimbursement	18,582	—	—	—	18,582
Observatory revenue	—	30,600	—	—	30,600
Construction revenue	—	—	1,774	(1,400)	374
Third-party management and other fees	594	—	—	—	594
Other revenue and fees	1,757	—	—	—	1,757
Total revenues	152,709	30,600	1,774	(20,310)	164,773
Operating expenses:
Property operating expenses	37,935	—	—	—	37,935
Intercompany rent expense	—	18,910	—	(18,910)	—
Ground rent expense	2,332	—	—	—	2,332
Marketing, general, and administrative expenses	9,113	—	—	—	9,113
Observatory expenses	—	7,420	—	—	7,420
Construction expenses	—	—	1,566	(1,213)	353
Real estate taxes	22,952	—	—	—	22,952
Depreciation and amortization	39,542	87	—	—	39,629
Total operating expenses	111,874	26,417	1,566	(20,123)	119,734
Total operating income (loss)	40,835	4,183	208	(187)	45,039
Interest expense	(17,571)	—	—	—	(17,571)
Income (loss) before income taxes	23,264	4,183	208	(187)	27,468
Income tax (expense) benefit	(422)	(528)	67	—	(883)
Net income (loss)	$22,842	$3,655	$275	$(187)	$26,585
Segment assets	$3,051,768	$240,374	$1,822	$—	$3,293,964
Expenditures for segment assets	$31,796	$24	$—	$—	$31,820

	Three Months Ended June 30, 2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$92,210	$—	$—	$—	$92,210
Intercompany rental revenue	16,298	—	—	(16,298)	—
Tenant expense reimbursement	14,304	—	—	—	14,304
Observatory revenue	—	30,389	—	—	30,389
Construction revenue	—	—	13,864	(901)	12,963
Third-party management and other fees	753	—	—	—	753
Other revenue and fees	4,549	—	—	—	4,549
Total revenues	128,114	30,389	13,864	(17,199)	155,168
Operating expenses:
Property operating expenses	35,149	—	—	—	35,149
Intercompany rent expense	—	16,298	—	(16,298)	—
Ground rent expense	447	—	—	—	447
Marketing, general, and administrative expenses	9,560	—	—	—	9,560
Observatory expenses	—	7,120	—	—	7,120
Construction expenses	—	—	13,582	(787)	12,795
Real estate taxes	18,186	—	—	—	18,186
Acquisition expenses	735	—	—	—	735
Depreciation and amortization	28,556	77	4	—	28,637
Total operating expenses	92,633	23,495	13,586	(17,085)	112,629
Total operating income (loss)	35,481	6,894	278	(114)	42,539
Interest expense	(14,629)	—	—	—	(14,629)
Income (loss) before income taxes	20,852	6,894	278	(114)	27,910
Income tax (expense) benefit	(630)	(2,381)	382	—	(2,629)
Net income (loss)	$20,222	$4,513	$660	$(114)	$25,281
Segment assets	$2,221,530	$243,189	$11,906	$—	$2,476,625
Expenditures for segment assets	$37,735	$—	$—	$—	$37,735

	Six Months Ended June 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$222,924	$—	$—	$—	$222,924
Intercompany rental revenue	30,574	—	—	(30,574)	—
Tenant expense reimbursement	36,782	—	—	—	36,782
Observatory revenue	—	48,823	—	—	48,823
Construction revenue	—	—	5,696	(3,715)	1,981
Third-party management and other fees	1,040	—	—	—	1,040
Other revenue and fees	5,105	—	—	—	5,105
Total revenues	296,425	48,823	5,696	(34,289)	316,655
Operating expenses:
Property operating expenses	80,387	—	—	—	80,387
Intercompany rent expense	—	30,574	—	(30,574)	—
Ground rent expense	4,663	—	—	—	4,663
Marketing, general, and administrative expenses	18,213	—	—	—	18,213
Observatory expenses	—	14,397	—	—	14,397
Construction expenses	—	—	6,539	(3,317)	3,222
Real estate taxes	45,930	—	—	—	45,930
Depreciation and amortization	80,775	171	101	—	81,047
Total operating expenses	229,968	45,142	6,640	(33,891)	247,859
Total operating income (loss)	66,457	3,681	(944)	(398)	68,796
Interest expense	(33,618)	—	—	—	(33,618)
Income (loss) before income taxes	32,839	3,681	(944)	(398)	35,178
Income tax (expense) benefit	(773)	(272)	340	—	(705)
Net income (loss)	$32,066	$3,409	$(604)	$(398)	$34,473
Expenditures for segment assets	$69,189	$24	$—	$—	$69,213

	Six Months Ended June 30, 2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$182,414	$—	$—	$—	$182,414
Intercompany rental revenue	31,566	—	—	(31,566)	—
Tenant expense reimbursement	29,457	—	—	—	29,457
Observatory revenue	—	47,690	—	—	47,690
Construction revenue	—	—	29,789	(1,863)	27,926
Third-party management and other fees	1,364	—	—	—	1,364
Other revenue and fees	6,623	—	—	—	6,623
Total revenues	251,424	47,690	29,789	(33,429)	295,474
Operating expenses:
Property operating expenses	71,009	—	—	—	71,009
Intercompany rent expense	—	31,566	—	(31,566)	—
Ground rent expense	898	—	—	—	898
Marketing, general, and administrative expenses	19,715	—	—	—	19,715
Observatory expenses	—	14,101	—	—	14,101
Construction expenses	—	—	28,697	(1,619)	27,078
Real estate taxes	36,559	—	—	—	36,559
Acquisition expenses	735	—	—	—	735
Depreciation and amortization	58,608	137	7	—	58,752
Total operating expenses	187,524	45,804	28,704	(33,185)	228,847
Total operating income (loss)	63,900	1,886	1,085	(244)	66,627
Interest expense	(28,966)	—	—	—	(28,966)
Income (loss) before income taxes	34,934	1,886	1,085	(244)	37,661
Income tax (expense) benefit	(930)	(178)	(41)	—	(1,149)
Net income (loss)	$34,004	$1,708	$1,044	$(244)	$36,512
Expenditures for segment assets	$54,978	$—	$—	$—	$54,978

13. Subsequent Events
None.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, or new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" in our Annual Report on Form 10-K which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
During the three months ended June 30, 2015:

•	Achieved Core Funds From Operations (“Core FFO”) of $0.26 per fully diluted share and net income attributable to the Company of $0.10 per fully diluted share.

•	Total portfolio was 88.0% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 90.0% leased at June 30, 2015.

•	Manhattan office portfolio (excluding the retail component of these properties) was 86.2% occupied; including SLNC, the Manhattan office portfolio was 88.4% leased at June 30, 2015.

•	Retail portfolio was 92.3% occupied; including SLNC, the retail portfolio was 94.1% leased at June 30, 2015.

•	Empire State Building was 85.0% occupied; including SLNC, the Empire State Building was 89.6% leased at June 30, 2015.

•
Executed 79 leases, representing 254,360 rentable square feet across the total portfolio, achieving a 46.0% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 29 new leases representing 121,145 rentable square feet of new leases in the second quarter 2015 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 49.4% in mark-to-market rent over previous fully escalated rents.

•	The Empire State Building Observatory revenue for the second quarter 2015 grew 0.7% to $30.6 million, from $30.4 million in the second quarter 2014.

•	Repaid a $91.0 million mortgage loan on One Grand Central Place.

•	Declared a dividend in the amount of $0.085 per share for the second quarter 2015, which was paid on June 30, 2015.
As of June 30, 2015, our total portfolio contained 10.0 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.3 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 515,374 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of June 30, 2015, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,175 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Six months ended June 30,
	2015		2014
Office leases	$53,658	39.9%	$52,532	40.6%
Retail leases	5,228	3.9%	4,646	3.6%
Tenant reimbursements & other income	16,301	12.1%	14,315	11.1%
Observatory operations	48,823	36.3%	47,690	36.8%
Broadcasting licenses and leases	10,473	7.8%	10,238	7.9%
Total	$134,483	100.0%	$129,421	100.0%
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley then continuing to hold certain approval rights on major decisions at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through June 30, 2015, we have invested a total of approximately $616.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $616.0 million invested pursuant to this program, $309.0 million was invested at the Empire State Building. We currently estimate that between $55.0 million and $85.0 million of capital is needed beyond June 30, 2015 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We expect the redevelopment program at the Empire State Building to continue until the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions at the property. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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
As of June 30, 2015, we have no debt maturing in 2015 and 2016, and we have total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.04% (excluding premiums and discount) and a weighted average maturity of 5.4 years. Our consolidated debt to total market capitalization was approximately 26% as of June 30, 2015.
As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress.

Results of Operations

Overview
The discussion below relates to the financial condition and results of operations for the three and six months ended June 30, 2015 and 2014.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table summarizes the historical results of operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Change	%
Revenues:
Rental revenue	$112,866	$92,210	$20,656	22.4%
Tenant expense reimbursement	18,582	14,304	4,278	29.9%
Observatory revenue	30,600	30,389	211	0.7%
Construction revenue	374	12,963	(12,589)	(97.1)%
Third-party management and other fees	594	753	(159)	(21.1)%
Other revenues and fees	1,757	4,549	(2,792)	(61.4)%
Total revenues	164,773	155,168	9,605	6.2%
Operating expenses:
Property operating expenses	37,935	35,149	2,786	7.9%
Ground rent expenses	2,332	447	1,885	421.7%
Marketing, general and administrative expenses	9,113	9,560	(447)	(4.7)%
Observatory expenses	7,420	7,120	300	4.2%
Construction expenses	353	12,795	(12,442)	(97.2)%
Real estate taxes	22,952	18,186	4,766	26.2%
Acquisition expenses	—	735	(735)	(100.0)%
Depreciation and amortization	39,629	28,637	10,992	38.4%
Total operating expenses	119,734	112,629	7,105	6.3%
Operating income	45,039	42,539	2,500	5.9%
Other income (expense):
Interest expense	(17,571)	(14,629)	(2,942)	20.1%
Income before income taxes	27,468	27,910	(442)	(1.6)%
Income tax expense	(883)	(2,629)	1,746	(66.4)%
Net income	26,585	25,281	1,304	5.2%
Private perpetual preferred unit distributions	(234)	—	(234)	100.0%
Net income attributable to non-controlling interests	(15,231)	(15,447)	216	(1.4)%
Net income attributable to common stockholders	$11,120	$9,834	$1,286	13.1%

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of two properties during July 2014 which increased rental income by $18.0 million. The remaining increase is primarily due to higher occupancies and higher rental rates.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of two properties during July 2014 which increased tenant expense reimbursements by $2.5 million. The remaining increase is primarily due to higher real estate tax reimbursement.
Observatory Revenue

Observatory revenue increased by $0.2 million and is attributable to higher admission prices partially offset by lower admissions. The lower admissions is primarily due to an increase in bad weather days.
Construction Revenue
Construction revenue declined due to the construction business winding down its operations.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to the July 2014 acquisition of 1400 Broadway and 112 West 34th Street and the subsequent elimination of fees due to consolidation of these properties.
Other Revenues and Fees
The decrease in other revenues and fees is primarily due to $0.7 million of lease cancellation income, $0.6 million property tax refund and a $1.0 million observatory lawsuit settlement, all of which were included in the second quarter 2014 results with none in the current period.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of two properties during July 2014, which increased property operating expenses by $3.9 million, partially offset by lower repairs and maintenance of $1.2 million.
Ground Rent Expenses
The increase in ground rent expenses is attributable to the acquisition of two properties during July 2014.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased primarily due to lower professional fees incurred in the three months ended June 30, 2015.
Observatory Expenses
Observatory expenses were consistent with the three months ended June 30, 2014.
Construction Expenses
The decline in construction expenses correlates with the lower revenues due to the construction business winding down its operations.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of two properties during July 2014 which increased real estate taxes by $2.7 million, as well as higher taxes of $2.0 million resulting from higher assessed values and rates for several properties.
Acquisition Expenses
The decrease in acquisition expenses is primarily attributable to the acquisition of two properties during July 2014.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of two properties during July 2014, which increased depreciation and amortization by $10.5 million.
Interest Expense
The increase in interest expense is attributable to the acquisition of two properties during July 2014 and the write-off of $0.4 million of deferred finance costs related to the early repayment of a mortgage loan. These higher expenses are partially offset by reductions in interest rates for debt refinanced during 2014 and 2015.

Income taxes
The decrease in income tax expense is attributable to activities within our taxable REIT subsidiaries, primarily related to our Observatory operations which recognized a higher intercompany rent expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table summarizes the historical results of operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six months ended June 30,
	2015	2014	Change	%
Revenues:
Rental revenue	$222,924	$182,414	$40,510	22.2%
Tenant expense reimbursement	36,782	29,457	7,325	24.9%
Observatory revenue	48,823	47,690	1,133	2.4%
Construction revenue	1,981	27,926	(25,945)	(92.9)%
Third-party management and other fees	1,040	1,364	(324)	(23.8)%
Other revenues and fees	5,105	6,623	(1,518)	(22.9)%
Total revenues	316,655	295,474	21,181	7.2%
Operating expenses:
Property operating expenses	80,387	71,009	9,378	13.2%
Ground rent expenses	4,663	898	3,765	419.3%
Marketing, general and administrative expenses	18,213	19,715	(1,502)	(7.6)%
Observatory expenses	14,397	14,101	296	2.1%
Construction expenses	3,222	27,078	(23,856)	(88.1)%
Real estate taxes	45,930	36,559	9,371	25.6%
Acquisition expenses	—	735	(735)	(100.0)%
Depreciation and amortization	81,047	58,752	22,295	37.9%
Total operating expenses	247,859	228,847	19,012	8.3%
Operating income	68,796	66,627	2,169	3.3%
Other income (expense):
Interest expense	(33,618)	(28,966)	(4,652)	16.1%
Income before income taxes	35,178	37,661	(2,483)	(6.6)%
Income tax expense	(705)	(1,149)	444	(38.6)%
Net income	34,473	36,512	(2,039)	(5.6)%
Private perpetual preferred unit distributions	(468)	—	(468)	100.0%
Net income attributable to non-controlling interests	(19,747)	(22,309)	2,562	(11.5)%
Net income attributable to common stockholders	$14,258	$14,203	$55	0.4%

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of two properties during July 2014 which increased rental income by $36.0 million. The remaining increase is primarily due to higher occupancies and higher rental rates.
Tenant Expense Reimbursement
The increase in tenant expense reimbursement is primarily attributable to the acquisition of two properties during July 2014 which increased tenant expense reimbursements by $4.5 million. The remaining increase is primarily due to higher real estate tax reimbursement.
Observatory Revenue

Observatory revenue increased by $1.1 million and is attributable to higher admission prices partially offset by lower admissions. The lower admissions is primarily due to an increase in bad weather days over the comparable prior year period, and especially bad weather days on weekends.
Construction Revenue
Construction revenue declined due to the construction business winding down its operations.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue is primarily due to the July 2014 acquisition of 1400 Broadway and 112 West 34th Street and the subsequent elimination of fees due to consolidation of these properties.
Other Revenues and Fees
The decrease in other revenues and fees is primarily due to $0.6 million property tax refund and a $1.0 million observatory lawsuit settlement, all of which were included in the 2014 results with none in the current period.
Property Operating Expenses
The increase in property operating expenses is primarily attributable to the acquisition of two properties during July 2014, which increased property operating expenses by $8.2 million.
Ground Rent Expenses
The increase in ground rent expenses is attributable to the acquisition of two properties during July 2014.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased primarily due to lower professional fees incurred in the six months ended June 30, 2015.
Observatory Expenses
Observatory expenses were consistent with the six months ended June 30, 2014.
Construction Expenses
The decline in construction expenses correlates with the lower revenues due to the construction business winding down its operations. For the six months ended June 30, 2015 construction expenses include severance expenses of $0.9 million.
Real Estate Taxes
The increase in real estate taxes is primarily attributable to the acquisition of two properties during July 2014 which increased real estate taxes by $5.3 million, as well as higher taxes of $4.1 million resulting from higher assessed values and rates for several properties.
Acquisition Expenses
The decrease in acquisition expenses is primarily attributable to the acquisition of two properties during July 2014.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to the acquisition of two properties during July 2014, which increased depreciation and amortization by $23.0 million.
Interest Expense
The increase in interest expense is attributable to the acquisition of two properties during July 2014 and the write-off of $1.7 million of deferred finance costs related to the recast of the credit facility and the early repayments of mortgage loans. These higher expenses are partially offset by reductions in interest rates for debt refinanced during 2014 and 2015.
Income taxes

The decrease in income tax expense is attributable to activities within our taxable REIT subsidiaries, primarily related to our Construction operations which had a net loss for 2015 compared to net income for 2014.

Liquidity and Capital Resources

At June 30, 2015, we had approximately $34.2 million available in cash and cash equivalents, and there was $515.0 million available under our unsecured revolving credit facility.

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

As of June 30, 2015, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.04% (excluding premiums and discount) and a weighted average maturity of 5.4 years. We have no debt maturing in 2015 and 2016. Our consolidated debt to total market capitalization was approximately 26% as of June 30, 2015.
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
Interest. Amounts outstanding under the unsecured revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that will range from 0.875% to 1.600% depending upon its leverage ratio and credit rating; or (y) a base rate, plus a spread that will range from 0.000% to 0.600% depending upon its leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility.
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
Financial Covenants. The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves a debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of June 30, 2015, we were in compliance with the covenants:

Financial covenant	Required	June 30, 2015	In Compliance
Maximum total leverage	< 60%	29.7%	Yes
Maximum secured debt	< 40%	13.8%	Yes
Minimum fixed charge coverage	> 1.50x	3.9x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.1x	Yes
Maximum unsecured leverage	< 60%	25.0%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$745,356	$941,927	Yes
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

The Series A, B and C Senior Notes are senior unsecured obligations and are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the senior unsecured revolving credit facility. Interest on the Series A, B and C Senior Notes is payable quarterly.

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It also requires compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of June 30, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Mortgage debt
As of June 30, 2015, we had mortgage debt outstanding of $741.1 million. During 2015, we repaid the mortgages collateralized by 1359 Broadway and One Grand Central Place.

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
Capital Expenditures
The following tables summarize our tenant improvement costs, leasing commission costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).
Office Properties(1)

	Six months ended June 30,
Total New Leases, Expansions, and Renewals	2015	2014
Number of leases signed(2)	129	116
Total square feet	604,085	400,644
Leasing commission costs(3)	$8,798	$6,022
Tenant improvement costs(3)	31,672	19,853
Total leasing commissions and tenant improvement costs(3)	$40,470	$25,875
Leasing commission costs per square foot(3)	$14.56	$15.03
Tenant improvement costs per square foot(3)	52.43	49.55
Total leasing commissions and tenant improvement costs per square foot(3)	$66.99	$64.58
Retail Properties(4)

	Six months ended June 30,
Total New Leases, Expansions, and Renewals	2015	2014
Number of leases signed(2)	10	3
Total square feet	68,367	1,934
Leasing commission costs(3)	$10,048	$13
Tenant improvement costs(3)	2,234	—
Total leasing commissions and tenant improvement costs(3)	$12,282	$13
Leasing commission costs per square foot(3)	$146.97	$6.59
Tenant improvement costs per square foot(3)	32.68	—
Total leasing commissions and tenant improvement costs per square foot(3)	$179.65	$6.59
_______________

(1)	Excludes an aggregate of 515,374 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 515,374 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six months ended June 30,
	2015	2014
Total Portfolio
Capital expenditures (1)	$23,514	$23,498
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of June 30, 2015, we expect to incur additional costs relating to obligations under signed new leases of approximately $64.5 million during the 12 months ending June 30, 2016. This consists of approximately $63.1 million for tenant improvements and other improvements related to new leases and approximately $1.4 million for leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $55.0 million and $85.0 million of capital is needed beyond June 30, 2015 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016 due to the size and scope of our remaining work and our desire to minimize tenant disruptions. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements.
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

Distributions to Equity Holders
Distributions and dividends amounting to $45.9 million have been made to equity holders for the six months ended June 30, 2015.
Cash Flows
Comparison of Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Net cash. Cash and cash equivalents were $34.2 million and $41.8 million, respectively, as of June 30, 2015 and 2014.
Operating activities. Net cash provided by operating activities increased by $31.0 million to $77.1 million for the six months ended June 30, 2015 compared to $46.1 million for the six months ended June 30, 2014 primarily due to the acquisition of two properties in July 2014 and the expirations of free rent periods.
Investing activities. Net cash used in investing activities increased by $17.8 million to $63.1 million for the six months ended June 30, 2015 compared to $45.3 million for the six months ended June 30, 2014 primarily due to higher expenditures on tenant improvements.
Financing activities. Net cash used in financing activities increased by $5.7 million to $25.5 million for the six months ended June 30, 2015 compared to $19.8 million for the six months ended June 30, 2014. The increase is primarily due to deferred financing costs and higher dividends and distributions which were partially offset by higher net loan proceeds.

Net Operating Income ("NOI")
Our financial reports include a discussion of property net operating income. NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by; (i) the cost of funds of the property owner, (i) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed, purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$26,585	$25,281	$34,473	$36,512
Add:
Marketing, general and administrative expenses	9,113	9,560	18,213	19,715
Depreciation and amortization	39,629	28,637	81,047	58,752
Interest expense	17,571	14,629	33,618	28,966
Construction expenses	353	12,795	3,222	27,078
Acquisition expenses	—	735	—	735
Income tax expense	883	2,629	705	1,149
Less:
Construction revenue	(374)	(12,963)	(1,981)	(27,926)
Third-party management and other fees	(594)	(753)	(1,040)	(1,364)
Gain on settlement of lawsuit related to the Observatory	—	(975)	—	(975)
Net operating income	$93,166	$79,575	$168,257	$142,642

Other Net Operating Income Data
Straight-line rental revenue	$5,622	$10,979	$9,724	$23,559
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$4,576	$2,028	$9,867	$3,912
Amortization of acquired below-market ground leases	$1,958	$426	$3,916	$852

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$26,585	$25,281	$34,473	$36,512
Private perpetual preferred unit distributions	(234)	—	(468)	—
Real estate depreciation and amortization	39,542	28,556	80,775	58,608
Funds from operations	65,893	53,837	114,780	95,120
Amortization of below-market ground leases	1,958	426	3,916	852
Modified funds from operations	67,851	54,263	118,696	95,972
Deferred financing costs write-off	404	—	1,749	—
Construction severance expenses, net of taxes	—	—	480	—
Gain on settlement of lawsuit related to the Observatory, net of income taxes	—	(540)	—	(540)
Private perpetual preferred exchange offering expenses	—	950	—	950
Acquisition expenses	—	735		735
Core funds from operations	$68,255	$55,408	$120,925	$97,117

Weighted average shares and Operating Partnership Units
Basic	265,867	244,436	265,866	$244,431
Diluted	265,867	244,436	265,866	$244,431

FFO per share
Basic	$0.25	$0.22	$0.43	$0.39
Diluted	$0.25	$0.22	$0.43	$0.39

Modified FFO per share
Basic	$0.26	$0.22	$0.45	$0.39
Diluted	$0.26	$0.22	$0.45	$0.39

Core FFO per share
Basic	$0.26	$0.23	$0.45	$0.40
Diluted	$0.26	$0.23	$0.45	$0.40
Factors That May Influence Future Results of Operations
Leasing
We signed 0.8 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2014. During the six months ended June 30, 2015, we signed 0.7 million rentable square feet of new leases, expansions and renewals.
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

As of June 30, 2015, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.0% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 5.5% and 7.1% of net rentable square footage of the properties in our portfolio will expire in 2015 and in 2016, respectively. These leases are expected to represent approximately 5.7% and 7.6%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the second quarter 2015 grew 0.7% to $30.6 million, from $30.4 million in the second quarter of 2014, due to higher admission prices. The Observatory hosted approximately 1,165,000 visitors in the second quarter 2015 versus 1,222,000 visitors in the second quarter of 2014. In the second quarter of 2015, there were 21 bad weather days, five of which fell on weekend days. This compares to the second quarter 2014, in which there were 18 bad weather days, one of which fell on a weekend day.
For the six months ended June 30, 2015, the Empire State Building Observatory hosted 1,787,000 visitors versus 1,886,000 visitors from the same period in 2014. Observatory revenue was $48.8 million for the six months ended June 30, 2015, a 2.3% increase from $47.7 million for the six months ended June 30, 2014. For the six months of 2015, there were 46 bad weather days, 14 of which fell on weekend days. This compares to the six months of 2014, in which there were 39 bad weather days, nine of which fell on weekend days.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the Building to such licensees to house their transmission equipment and related facilities. During the six months ended June 30, 2015, we derived $10.5 million of revenue (excluding tenant expense reimbursements) from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2016 and 2023.  In view of potential competition from broadcasting operations at One World Trade Center and, to a lesser extent, Four Times Square, we have made preliminary renewal proposals which could yield reduced revenues and/or higher capital expenditures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of June 30, 2015, our floating rate mortgage debt represented 4.6% of our total enterprise value. This floating rate debt reflected $285.0 million of borrowings under the unsecured revolving credit facility.
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

We are exposed to interest rate changes primarily on our unsecured revolving credit facility. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
As of June 30, 2015, we had total outstanding floating rate debt obligations of $285.0 million. Based on our variable balances, interest expense would have increased by approximately $1.4 million for the six months ended June 30, 2015, if short-term interest rates had been 1% higher. As of June 30, 2015, the weighted average interest rate on the $1.3 billion of fixed-rate indebtedness outstanding was 4.61% per annum, each with maturities at various dates through March 27, 2030.
As of June 30, 2015, the fair value of our outstanding debt was approximately $1.6 billion, which was approximately $8.5 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of June 30, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our December 31, 2014 Annual Report on Form 10-K.

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

EMPIRE STATE REALTY TRUST, INC.

Date: August 5, 2015                             By:/s/ David A. Karp
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 5, 2015                             By:/s/ Andrew J. Prentice
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