Form 10-Q/A
period 2015-03-31
Empire State Realty Trust, Inc.
filed 2015-09-28
CIK 1541401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	111,468,815
Class B Common Stock, par value $0.01 per share	1,140,031
(Class)	(Outstanding on April 28, 2015)

Explanatory Note

This Amendment No. 1 amends the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Form 10-Q”) solely for the purpose of filing updated officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, in conformity with Item 601(b)(31)(i) of Regulation S-K, including certain required language from paragraph 4 that was inadvertently omitted from the versions of the certifications filed with the Original Form 10-Q. In accordance with applicable Securities and Exchange Commission guidance, this Form 10-Q/A contains only the cover page, this explanatory note, a signature page, and the revised officer certifications, which are filed as Exhibits 31.1 and 31.2 herewith.

Except as described above and except for Exhibits 31.1 and 31.2 filed herewith, the disclosures presented in the Original Form 10-Q filed on May 6, 2015 have not been amended or updated and this report speaks only as of such filing date. Therefore, you should refer to the registrant’s Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports subsequently filed with or furnished to the Securities and Exchange Commission for information about the registrant since May 6, 2015.

ITEM 6.	EXHIBITS

The exhibit index below lists the exhibits that are being filed with this Form 10-Q/A.

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

5