Form 10-K
period 2015-12-31
Empire State Realty Trust, Inc.
filed 2016-02-26
CIK 1541401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
As of February 22, 2016, there were 119,986,920 shares of the Registrants' Class A Common Stock outstanding and 1,112,552 shares of the Registrants' Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Empire State Realty Trust, Inc.'s Proxy Statement for its 2016 Annual Stockholders' Meeting (which is scheduled to be held on May 31, 2016) to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

	EMPIRE STATE REALTY TRUST, INC.
	FORM 10-K
	TABLE OF CONTENTS
		PAGE
PART I.
1.	Business	4
1A.	Risk Factors	12
1B.	Unresolved Staff Comments	34
2.	Properties	35
3.	Legal Proceedings	42
4.	Mine Safety Disclosures	42
PART II.
5.	Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	43
6.	Selected Financial Data	45
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48
7A.	Quantitative and Qualitative Disclosure about Market Risk	70
8.	Financial Statements and Supplementary Data	71
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
9A.	Controls and Procedures	71
9B.	Other Information	72
PART III
10.	Directors, Executive Officers and Corporate Governance	73
11.	Executive Compensation	73
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
13.	Certain Relationships and Related Transactions, and Director Independence	73
14.	Principal Accounting Fees and Services	73
PART IV
15.	Exhibits, Financial Statements and Schedules	73

DEFINITIONS

•	"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

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

•
"enterprise value" means all outstanding shares of our Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2015, plus private perpetual preferred units plus consolidated debt at December 31, 2015;

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

•
"option properties" mean the long-term leasehold and/or sub-leasehold interests in 1400 Broadway and/or 111 West 33rd Street (formerly known as 112 West 34th Street) (including fee title interest in a small connected structure at 122 West 34th Street) that we previously had a right to acquire and did acquire on July 15, 2014;

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

PART I
ITEM 1. BUSINESS

Overview
We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area, including the Empire State Building, the world's most famous building.
As of December 31, 2015, our total portfolio, containing 10.1 million rentable square feet of office and retail space, was 87.3% occupied. Including signed leases not yet commenced, our total portfolio was 89.1% leased. As of December 31, 2015, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.3 million rentable square feet of office space, which were approximately 86.7% occupied or 88.6% leased including signed leases not yet commenced. Nine of these properties are located in the midtown Manhattan market and encompass approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 518,792 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2015, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate. As of December 31, 2015, our standalone retail properties were 100.0% leased in the aggregate.
The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories that draw millions of visitors per year. The number of visitors to the observatories was approximately 4.1 million and 4.3 million for the years ended December 31, 2015 and 2014, respectively. The 86th floor observatory has a 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground.
We were organized as a Maryland corporation on July 29, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2015, we owned approximately 44.9% of the aggregate operating partnership units in our operating partnership.  Our company, as the sole general partner in our operating partnership, has responsibility and discretion in the management and control in our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. We elected to be taxed as a real estate investment trust ("REIT") and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
Our Competitive Strengths
We believe that we distinguish ourselves from other owners and operators of office and retail properties as a result of the following competitive strengths:

•
Irreplaceable Portfolio of Office Properties in Midtown Manhattan. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, near-term and long-term prospects for job creation, vacancy absorption and rental rate growth. Management believes these properties could not be replaced today on a cost-competitive basis, if at all. As of December 31, 2015, we owned nine Manhattan office properties (including three long-term ground leasehold interests) encompassing approximately 7.5 million rentable square feet of office space, including the Empire State Building, our flagship property. Unlike traditional office buildings, the Empire State Building provides us with a significant source of income from its observatory and broadcasting operations. All of these properties include premier retail space on their ground floor and/or contiguous levels, which comprise 518,792 rentable square feet in the aggregate and some of which have recently undergone significant redevelopments. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation should allow us to increase rents and occupancy to generate positive cash flow and growth.

•
Expertise in Repositioning and Redeveloping Manhattan Office Properties. We have substantial expertise in redeveloping and repositioning Manhattan office properties, having invested a total of approximately $645.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed full control of the day-to-day management of these properties beginning with One Grand Central Place in November 2002 through 2006. The $645.0 million includes amounts invested at 1400 Broadway and 111 West 33rd Street (formerly known as 112 West 34th Street), which were acquired after the completion of the Offering. We have substantial experience in upgrading, redeveloping and modernizing (or are in the process thereof) building lobbies, corridors, bathrooms and elevator cabs and old, antiquated spaces to include new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning), as well as enhanced tenant amenities. To complete our portfolio-wide redevelopment program as presently defined, we intend to spend an additional $30.0 million to $50.0 million on repositioning activities at our existing Manhattan office properties (excluding tenant improvement costs and leasing commissions), most of which remains at the Empire State Building. We have successfully aggregated and are continuing to aggregate smaller spaces to offer larger blocks of space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. As part of this program, we have converted some or all of the second floor office space of certain of our Manhattan office properties to higher rent retail space. We believe that the post-redevelopment high quality of our buildings and the service we provide also attract higher credit-quality tenants for larger spaces at rents above similar vintage buildings, and below new construction, thus defining a new price point and allowing us to drive superior returns on invested capital per square foot. In addition, we believe that, based on the results of our base building energy efficiency retrofit, and energy efficient tenant build-outs, at the Empire State Building, the lessons of which we are applying throughout our portfolio, we derive cost savings through innovative energy efficiency retrofitting and sustainability initiatives, reducing direct and indirect energy costs paid both by tenants and by us throughout our other Manhattan office properties and greater New York metropolitan area office properties, and that this improves our competitive position.

•
Leader in Energy Efficiency Retrofitting. We have pioneered certain practices in energy efficiency, and at the Empire State Building we have partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption reduces costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. We believe our expertise in this area gives us the opportunity to attract higher quality tenants at higher rental rates and to reduce our expenses. As a result of our efforts, approximately 64.3% of our portfolio square feet is Energy Star certified, including the Empire State Building. As a result of the energy efficiency retrofits, we estimate that the Empire State Building will save at least 38% of its pre-retrofit level of energy use, resulting in at least $4.4 million of annual energy cost savings. Johnson Controls Inc. has guaranteed minimum energy cost savings of $2.2 million annually, from 2010 through 2025, with respect to certain of the retrofits in which Johnson Controls Inc. was project leader. Actual 2013 energy cost savings was $2.8 million. We are implementing cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions, and recycled paper products throughout our office portfolio. We believe that our portfolio’s attractiveness is enhanced by these practices and that this should result in higher rental rates, longer lease terms and higher quality tenants.

•
Attractive Retail Locations in Densely Populated Metropolitan Communities. As of December 31, 2015, our portfolio also included six standalone retail properties and retail space at the ground floor and/or lower levels of our Manhattan office properties, encompassing 723,244 rentable square feet in the aggregate, which were approximately 94.3% occupied in the aggregate. All of these properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations. Our retail portfolio includes 701,811 rentable square feet located in Manhattan and 21,433 rentable square feet located in Westport, Connecticut. Our current retail rents are meaningfully below current market rents, and as we recapture and redevelop retail space, we are able to drive strong positive spreads on newly leased space. We have significant retail expirations in the coming years that will allow us to further increase our cash flows as we continue our redevelopment program. Our retail tenants cover a number of industries, including financial services, and include Allen Edmonds; Ann Taylor; AT&T; Bank of America; Bank Santander (Sovereign Bank); Best Buy Mobile; Charles Schwab;

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

•
Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 32 years with extensive experience in Greater New York area real estate, through many economic cycles. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2015, our named executive officers owned 13.1% of our common stock on a fully diluted basis (including shares of common stock as to which Anthony E. Malkin has the right to vote, but does not have a primary interest), and therefore their interests are aligned with those of our securityholders and they are incentivized to maximize returns to our securityholders.

•
Strong Balance Sheet Supportive of Future Growth. As of December 31, 2015, we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.12% and a weighted average maturity of 5.4 years. Additionally, we had approximately $760.0 million of available borrowing capacity under our secured revolving and term credit facility as of December 31, 2015. Our debt represented 25.3% of enterprise value and our net debt to EBITDA was 4.9x. Excluding principal amortization, we have no debt maturing in 2016 and approximately $355.8 million of debt maturing in 2017. We continue to extend and ladder our debt maturities, increase our access to a variety of capital sources and maintain low leverage with significant capacity on our balance sheet. This low level of leverage gives us flexibility to cover our capital program and to take advantage of opportunities to acquire additional properties as and when we see compelling opportunities. We believe that lower levered companies outperform over the long term.

Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our securityholders and to increase the value of our properties through the pursuit of the following business and growth strategies:

•
Vacating, Redeveloping, and Leasing of Redeveloped Space at Our Manhattan Office Properties. As of December 31, 2015, our Manhattan office properties (excluding the retail component of these properties) were approximately 84.9% occupied, or 87.2% leased including signed leases not commenced, and had approximately 1.0 million rentable square feet of available space (excluding signed leases not commenced). Our program of redevelopment necessarily includes vacating older less desirable suites; demolishing them for re-leasing as full or multi-floor blocks, or as new pre-built suites; and re-leasing them. We believe our redevelopment and repositioning program for our Manhattan office properties results in our leasing space to better credit tenants and higher rents, while achieving returns of nine to 22 percent. Over time, as we have created and redeveloped large blocks of available space, we have leased them to higher quality tenants at higher rents, and intend to continue to execute on this program over the years to come. To date we believe these efforts have accelerated our ability to lease space to new higher credit-quality tenants, many of which have expanded the office space they lease from us over time. We also employ a pre-built suite strategy in selected portions of some of our properties to appeal to many credit-worthy smaller tenants by fitting out some available space with new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning) for immediate occupancy. These pre-built suites deploy energy efficiency strategies developed in our work at the Empire State Building and are designed with efficient layouts sought by a wide array of users which we believe will require only minor painting and carpeting for future re-leasing thus reducing our future costs. We expect to achieve returns on investment of nine to 18 percent on our pre-built suites. Over time, as we have redeveloped the spaces in our buildings, we believe we will increase our occupancy.

•
Increase Existing Below-Market Rents. The purpose of our redevelopment is to sign leases for larger amounts of space to better credit tenants at higher rents. To date, we have capitalized on this opportunity and we believe we have significant embedded, de-risked growth that we can capture as we execute on the successful repositioning of our Manhattan office portfolio and improving market fundamentals to increase rents. For example, we expect to benefit from the re-leasing of 7.5%, or approximately 558,939 rentable square feet (including month-to-month leases), of our

Manhattan office leases expiring through December 31, 2016, which we generally believe are currently at below market rates. These expiring leases represent a weighted average base rent of $44.90 per square foot based on current measurements. As older leases expire, we expect to continue to upgrade certain space to further increase rents. Our concentration in Manhattan and the greater New York metropolitan area should also enable us to benefit from increased rents associated with current and anticipated near-term improvements in the financial and economic environment in these areas. We also expect to benefit from our price positioning as we command prices that are above comparable vintage properties due to the quality of our newly developed space and our attractive amenities but below new construction.

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

Leasing
We are focused on maintaining a brand that tenants associate with a consistently high level of quality of services, installations, maintenance and amenities with long term financial stability. Through our commitment to brokers, we have developed long-term relationships that focus on negotiating attractive transactions with high credit-quality tenants. We proactively manage and cultivate our industry relationships and make the most senior members of our management team available to our constituencies. We believe that our consistent, open dialogue with our tenants and brokers enables us to maximize our redevelopment and repositioning opportunities. Our focus on performance and perspective allows us to concentrate on the ongoing management of our portfolio, while seeking opportunities for growth in the future.
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
Soil contamination has been identified at 69-97 Main Street in Westport, Connecticut. The affected soils are more than four feet below the ground surface. An Environmental Land Use Restriction has been imposed on this site to ensure the soil is not exposed, excavated or disturbed such that it could create a risk of migration of pollutants or a potential hazard to human health or the environment. While the contamination is currently contained, the potential resale value of this property and our ability to finance or refinance this property in the future may be adversely affected as a result of such contamination. In addition, pursuant to the Environmental Land Use Restriction, plans for the redevelopment of the property would be subject to the review of the Town of Westport, Connecticut among other conditions.
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

Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $800 million in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $1.6 billion at that property. ESRT Captive Insurance fully reinsures the 15% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. As a result, we remain only liable for the 15% coinsurance under TRIPRA for Nuclear, Biological, Chemical and Radiological (NBCR) exposures, as well as a deductible equal to 20% of the prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and our captive insurance company is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 85% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of their 15% coinsurance for non-NBCR exposures. The 15% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

TRIA was not in effect for the period from January 1, 2015 through January 11, 2015. During this brief period of time, we carried a reduced terrorism insurance limit, which we believed was commercially acceptable under the circumstances.

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

Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from observatory and/or broadcasting operations at One World Trade Center and, to a lesser extent, from the observatory at Rockefeller Center and the broadcasting facility at Four Times Square, could have a negative impact on revenues from our observatory operations and/or broadcasting revenues. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.
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
Seasonality
Our observatory business is subject to tourism trends and weather, and therefore does experience some seasonality. During the past ten years of our annual observatory revenue, approximately 16% to 18% was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter. We do not consider the balance of our business to be subject to material seasonal fluctuations.

Employees
As of December 31, 2015, we had approximately 850 employees, 148 of whom were managers and professionals. There are currently collective bargaining agreements which cover the workforce that services all of our office properties.
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
Available Information
Our website address is http://www.empirestaterealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated information and does not form a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. We make available, free of charge, on or through the SEC Filings section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website the Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, which govern our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, share price, ability to service our indebtedness, and/or ability to make cash distributions to our securityholders (including those necessary to maintain our REIT qualification). In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward looking statements. See the section entitled “Forward-Looking Statements.”
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
We have been undertaking a comprehensive redevelopment and repositioning program of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. We currently estimate that between $30.0 million and $50.0 million of capital is needed primarily in 2016 to complete substantially the redevelopment and repositioning program of our Manhattan office properties, which we expect to occur by the end of 2016. These estimates are based on our current budgets (which do not include tenant improvements and leasing commissions) and may be less than our actual costs. We may experience conditions which delay or preclude program completion. In addition, we may not be able to lease available space on favorable terms or at all. Further, our redevelopment and repositioning program may lead to temporary increased vacancy rates at the properties undergoing redevelopment. There can be no assurance that our redevelopment and repositioning program will be completed in its entirety in accordance with the anticipated timing or at the anticipated cost, or that we will achieve the results we expect from our redevelopment and repositioning program or that we will be able to achieve anticipated results which could materially and adversely affect our financial condition and results of operations.
We rely on five properties for a significant portion of our rental revenue.
For the year ended December 31, 2015, five of our properties, the Empire State Building, One Grand Central Place, 111 West 33rd Street (formerly known as 112 West 34th Street), 1400 Broadway and First Stamford Place together accounted for approximately 66.2% of our portfolio’s rental revenues, and no other property accounted for more than approximately 5.0% of our portfolio’s rental revenues. For the year ended December 31, 2015, the Empire State Building individually accounted for approximately 31.4% of our portfolio’s rental revenues. Our revenue and cash available for distribution to our securityholders would be materially and adversely affected if the Empire State Building, One Grand Central Place, 111 West 33rd Street (formerly known as 112 West 34th Street), 1400 Broadway or First Stamford Place were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our securityholders would be materially adversely affected if a significant number of our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.
The observatory operations at the Empire State Building are not traditional real estate operations, and competition and changes in tourist trends may subject us to additional risks, which could materially and adversely affect us.
During the year ended December 31, 2015, we derived approximately $112.2 million of revenue from the Empire State Building’s observatory operations, representing approximately 38.7% of the Empire State Building’s total revenue for this period. Demand for our observatory is highly dependent on domestic and overseas tourists. In addition, competition from observatory operations at One World Trade Center and, to a lesser extent, from the observatory at Rockefeller Center, could have a negative impact on revenues from our observatory operations which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders.
We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations and cash flow.
As of December 31, 2015, we had approximately 1.1 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 7.7% and 7.3% of the square footage of the properties in our portfolio will expire in 2016 and 2017, respectively (including month to month leases). We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. Above-market rental rates at some of the properties in our portfolio may force us to renew some expiring leases or re-lease properties at lower rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share/unit trading price of our Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders would be materially and adversely affected.

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
To the extent there are adverse economic conditions in the real estate market and demand for office space decreases, upon expiration of leases at our properties and with respect to our current vacant space, we will be required to increase rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we would have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could materially and adversely affect our financial condition, results of operations, cash flow and per share/unit trading price of our Class A common stock and our traded OP units. As of December 31, 2015, we had approximately 1.1 million rentable square feet of vacant space (excluding leases signed but not yet commenced), and leases representing 7.7% and 7.3% of the square footage of the properties in our portfolio will expire in the in 2016 and 2017, respectively (including month to month leases).
We depend on significant tenants in our office portfolio, including Global Brands Group, Coty, Inc., PVH Corp., Thomson Reuters and LinkedIn, which together represented approximately 15.6% of our total portfolio’s annualized rent as of December 31, 2015.

As of December 31, 2015, our five largest tenants together represented 15.6% of our total portfolio’s annualized rent. Our largest tenant is Global Brands Group. As of December 31, 2015, Global Brands Group leased an aggregate of 0.7 million rentable square feet of office space at three of our office properties, representing approximately 6.5% of the total rentable square feet and approximately 6.4% of the annualized rent in our portfolio. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
The leasing of real estate in the greater New York metropolitan area is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the premises to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located as well as properties in other submarkets. Demand for retail space may be impacted by the bankruptcy of retail companies, a general trend toward consolidation in the retail industry, and the impact of internet retailing which could adversely affect the ability of our company to attract and retain tenants. In addition, retailers at our properties face increasing competition from outlet malls, discount shopping clubs, electronic commerce, direct mail and telemarketing, which could (i) reduce rents payable to us, (ii) reduce our ability to attract and retain tenants at our properties and (iii) lead to increased vacancy rates at our properties, any of which could materially and adversely affect us.
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
The Empire State Building and its broadcasting mast provides radio and data communications services and supports delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2015, we derived approximately $20.9 million, of revenue (excluding tenant reimbursement income) from the Empire State Building’s broadcasting licenses and related leased space, representing approximately 7.2% of the Empire State Building’s total revenue for this period. Competition from broadcasting operations at One World Trade Center and, to a lesser extent, from the broadcasting operations at Four Times Square, could have a negative impact on revenues from our broadcasting operations, and require lease renewal proposals which could yield reduced revenue, higher operating expenses and/ or higher capital expenditures. Our broadcast television and radio licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as from changes in consumer behavior driven by new technologies and methods of content delivery, which may reduce the demand for over-the-air broadcast licenses in the future. New government regulations affecting broadcasters, including the implementation of the Federal Communications Commission's (the "FCC") National Broadband Plan, (the "FCC Plan"), also might materially and adversely affect our results of operations by reducing the demand for broadcast licenses. Among other things, the FCC Plan urges Congress to make more spectrum available for wireless broadband service providers by encouraging over-the-air broadcast licensees to relinquish spectrum through a voluntary auction process, which raises many issues that could impact the broadcast industry. At this time we cannot predict whether Congress or the FCC will adopt or implement any of the FCC Plan’s recommendations or the rule changes as proposed, or how any such actions might affect our broadcasting operations. Any of these risks might materially and adversely affect us.
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
Our interest in three of our commercial office properties, 1350 Broadway, 111 West 33rd Street (formerly known as 112 West 34th Street) and 1400 Broadway are long-term leaseholds of the land and the improvements, rather than a fee interest in the land and the improvements. If we are found to be in breach of these ground leases, we could lose the right to use the properties. In addition, unless we purchase the underlying fee interest in these properties or extend the terms of our leases for these properties before expiration on terms significantly comparable to our current leases, we will lose our right to operate these properties and our leasehold interests in these properties upon expiration of the leases or we will continue to operate them at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of these leases, the fee owner may initiate proceedings to terminate the leases. The long-term leases, including unilateral extension rights available to us, expire, on July 31, 2050 for 1350 Broadway, December 31, 2063 for 1400 Broadway and June 10, 2077 for 111 West 33rd Street (formerly known as 112 West 34th Street).
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
We have no economic interest in the land or improvements at the expiration of our ground leases at 1350 Broadway, 111 West 33rd Street (formerly known as 112 West 34th Street) and 1400 Broadway, and therefore we will not share in any increase in value of the land or improvements beyond the term of our ground leases, notwithstanding our capital outlay to purchase our interest in the properties. Furthermore, if the state or federal government seizes the properties subject to the ground leases under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. In addition, if the value of the properties has increased, it may be more expensive for us to renew our ground leases.
We may be unable to identify and successfully complete acquisitions and even if acquisitions are identified and completed, we may fail to operate successfully acquired properties, which could materially and adversely affect us and impede our growth.
Our current portfolio consists entirely of properties that we acquired (or received the right to acquire) in connection with the formation transactions. Our ability to identify and acquire additional properties on favorable terms and successfully operate or redevelop them may be exposed to the following significant risks:

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
As of December 31, 2015, our total consolidated indebtedness was approximately $1.6 billion. We may incur significant additional debt to finance future acquisition and redevelopment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our loan documents could have significant adverse consequences, including the following:

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
In addition, our unsecured revolving credit facility, our Series A, Series B and Series C senior notes and our senior unsecured term loan facility requires us to maintain designated ratios, including but not limited to, total debt-to-assets, secured debt-to-assets, adjusted EBITDA to consolidated fixed charges, net operating income from unencumbered properties to interest expense on unsecured debt, unsecured debt to unencumbered assets and secured recourse debt-to-assets, and contains a minimum tangible net worth requirement. Our unsecured revolving credit facility, our Series A, Series B and Series C senior notes and our senior unsecured term loan facility do not generally contain restrictions on the payment of dividends or other distributions. The indenture governing our outstanding senior unsecured notes, our Series A, Series B and Series C senior notes and our senior unsecured term loan facility do not contain financial or operational covenants or restrictions on the payments of dividends; however, upon the occurrence of fundamental changes described in the indenture, holders of our outstanding senior unsecured notes, our Series A, Series B and Series C senior notes and our senior unsecured term loan facility may require our operating partnership to repurchase for cash all or part of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, subject to certain conditions. Further, upon the occurrence of any make-whole fundamental change described in the indenture, the exchange rate for holders who exchange their notes in connection with any such make-whole fundamental change may be increased. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The provisions in the partnership agreement of our operating partnership that govern the preferred units may restrict our ability to pay dividends if we fail to pay the cumulative preferential cash distributions thereon. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Perpetual Preferred Units.”

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
As of December 31, 2015, we had total debt outstanding of approximately $1.6 billion. As of December 31, 2015, we had no debt maturing in 2016 and approximately $355.8 million of debt maturing in 2017. As of December 31, 2015, we had 13 mortgage loans outstanding secured by 11 of our properties. As of December 31, 2015, these loans had an aggregate estimated principal balance at maturity of approximately $735.1 million with maturity dates ranging from 2017 through 2024. See Note 6 to our consolidated financial statements for required payments of our indebtedness. Our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to securityholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make distributions necessary to meet the distribution requirements applicable to REITs under the Code.
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
In connection with the formation transactions, we entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) the operating partnership’s sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by the operating partnership in 2013 for a period of 12 years with respect to First Stamford Place and for the later of (x) October 2021 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 82 and 79 years old, respectively, for the three other properties, (ii) the operating partnership failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if the operating partnership is unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) the operating partnership failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. If we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to the Malkin Group, and we have acknowledged that a calculation of damages will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction. In addition, these obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.
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
Our business operations are susceptible to, and could be significantly affected by, adverse weather conditions, terrorist events and natural disasters that could cause significant damage to the properties in our portfolio. Our insurance may not be adequate to cover business interruption or losses resulting from such events. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and hurricanes in the United States have affected the availability and price of such insurance. As a result, we may incur significant costs in the event of adverse weather conditions, terrorist events and natural disasters. We may discontinue certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $800 million in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $1.6 billion at that property. ESRT Captive Insurance fully reinsures the 15% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. As a result, we remain only liable for the 15% coinsurance under TRIPRA for Nuclear, Biological, Chemical and Radiological (NBCR) exposures, as well as a deductible equal to 20% of the prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and our captive insurance company is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 85% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of their 15% coinsurance for non-NBCR exposures. The 15% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

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
Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases, our unsecured term loan and our unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance, including terrorism insurance. While we do not believe it will be likely, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions for those properties in our portfolio which are not insured against terrorist events. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.
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
When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. When there is volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit rating downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure.
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
In the future we may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share/unit trading price of our Class A common stock and our traded OP units. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors. There is currently litigation pending, and the potential for additional litigation, associated with the consolidation. We may incur costs from these litigations. Please see Footnote 10 “Commitments and Contingencies” to the financial statements of this Annual Report in Form 10-K for a description of such legal proceedings.
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
As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including Anthony E. Malkin and Peter L. Malkin, may suffer different and more adverse tax consequences than holders of our Class A common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on Anthony E. Malkin and Peter L. Malkin may influence their decisions affecting these properties and may cause such members of our senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders. In connection with the formation transactions, we entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) the operating partnership’s sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by the operating partnership in the consolidation for a period of 12 years from the consolidation in 2013 with respect to First Stamford Place and for the later of (x) eight years from the consolidation in 2013 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 82 and 79 years old, respectively, for the three other properties, (ii) the operating partnership failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if the operating partnership is unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) the operating partnership failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. As a result of entering into the tax protection agreement, Anthony E. Malkin and Peter L. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.
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
As of December 31, 2015, Anthony E. Malkin, our Chairman and Chief Executive Officer, together with the Malkin Group, has the right to vote 42,101,592 shares of our common stock, which represents approximately 24.1% of the voting power of our outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies. Therefore, Mr. Malkin has substantial influence over us and could exercise influence in a manner that is not in the best interests of our other securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our securityholders may view as beneficial.

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
Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2015. These assets consist primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill. Under accounting standards goodwill is not amortized. On an annual basis and whenever events or changes in circumstances indicate the carrying value or goodwill may be impaired, we are required to assess whether there have been impairments in the carrying value of goodwill. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.
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
To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to securityholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our securityholders. Thus, compliance with the REIT requirements may hinder our investment performance.
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
We have jointly elected with each of Observatory TRS and Holding TRS, for each of Observatory TRS and Holding TRS to be treated as a TRS under the Code for U.S. federal income tax purposes in 2013. Observatory TRS, Holding TRS, and any other TRSs that we form pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.
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
If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.
From time to time we may dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2015, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
As of December 31, 2015, our portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.1 million rentable square feet and was approximately 87.3% occupied, yielding approximately $453.3 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 89.1% leased as of December 31, 2015. In addition, we owned entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage (Metro Tower) at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of December 31, 2015.

						Annualized
			Rentable			Rent per
		Year Built/	Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Renovated (1)	Feet (2)	Occupied (3)	Rent (4)	Square Foot (5)	Leases (6)
Manhattan Office Properties - Office
The Empire State Building (7)	Penn Station -Times Sq. South	1931/In process	2,701,356	86.4%	$117,999,922	$50.58	187
One Grand Central Place	Grand Central	1930/In process	1,192,231	83.4%	51,967,318	52.29	239
1400 Broadway (8)	Penn Station -Times Sq. South	1930/In process	902,810	87.8%	34,309,269	43.27	51
112 West 34th Street (9)	Penn Station -Times Sq. South	1954/In process	623,728	71.4%	21,138,144	47.47	24
250 West 57th Street	Columbus Circle - West Side	1921/In process	481,487	74.6%	18,584,120	51.76	121
501 Seventh Avenue	Penn Station -Times Sq. South	1923/In process	459,051	94.8%	18,383,050	42.24	34
1359 Broadway	Penn Station -Times Sq. South	1924/In process	453,924	87.8%	18,855,826	47.29	32
1350 Broadway (10)	Penn Station -Times Sq. South	1929/In process	372,901	81.4%	15,195,009	50.04	57
1333 Broadway	Penn Station -Times Sq. South	1915/In process	292,524	100.0%	13,692,608	46.81	10
Manhattan Office Properties - Office			7,480,012	84.9%	310,125,266	48.81	755

Manhattan Office Properties - Retail
The Empire State Building (11)	Penn Station -Times Sq. South	1931/In process	132,988	94.2%	17,383,058	138.72	18
One Grand Central Place	Grand Central	1930/In process	67,846	95.2%	6,923,722	107.32	13
1400 Broadway (8)	Penn Station -Times Sq. South	1930/In process	16,595	100.0%	2,030,502	122.36	10
112 West 34th Street (9)	Penn Station -Times Sq. South	1954/In process	93,348	96.5%	3,649,721	40.51	2
250 West 57th Street	Columbus Circle - West Side	1921/In process	49,229	89.6%	6,507,835	147.51	6
501 Seventh Avenue	Penn Station -Times Sq. South	1923/In process	34,536	87.1%	1,740,948	57.91	8
1359 Broadway	Penn Station -Times Sq. South	1924/In process	27,243	42.1%	1,115,963	97.25	4
1350 Broadway	Penn Station -Times Sq. South	1929/In process	31,774	100.0%	6,672,846	210.01	6
1333 Broadway	Penn Station -Times Sq. South	1915/In process	65,233	97.2%	7,512,298	118.49	3
Manhattan Office Properties - Retail			518,792	92.0%	53,536,893	112.16	70
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail			7,998,804	85.4%	363,662,159	53.23	825

Greater New York Metropolitan Area Office Properties

First Stamford Place (12)	Stamford, CT	1986/2003	794,571	95.5%	31,983,458	42.17	55
Metro Center	Stamford, CT	1987/1999	282,499	96.9%	15,434,472	56.40	31
383 Main Street	Norwalk, CT	1985/1996	259,914	96.6%	8,203,469	32.68	24
500 Mamaroneck Avenue	Harrison, NY	1986/2004	293,996	91.6%	7,902,818	29.33	32
10 Bank Street	White Plains, NY	1989/2001	229,516	85.0%	7,003,357	35.89	29
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties			1,860,496	93.9%	70,527,574	40.35	171

Standalone Retail Properties
10 Union Square	Union Square	1988/1997	58,005	100.0%	6,406,260	110.44	14
1542 Third Avenue	Upper East Side	1993 (13)	56,250	100.0%	3,421,409	60.83	4
1010 Third Avenue	Upper East Side	1963/2007	44,662	100.0%	3,469,238	77.68	2
77 West 55th Street	Midtown	1962 (13)	24,102	100.0%	3,041,321	126.19	3
69-97 Main Street	Westport, CT	1922/2005	17,103	100.0%	2,086,842	122.02	5
103-107 Main Street	Westport, CT	1900 (13)	4,330	100.0%	697,353	161.05	1
Sub-Total/Weighted Average Standalone Retail Properties			204,452	100.0%	19,122,423	93.53	29
Portfolio Total			10,063,752	87.3%	$453,312,156	$51.61	1,025

Total/Weighted Average Office Properties			9,340,508	86.7%	$380,652,840	$46.98	926
Total/Weighted Average Retail Properties (14)			723,244	94.3%	72,659,316	106.57	99
Portfolio Total			10,063,752	87.3%	$453,312,156	$51.61	1,025

(1)	For more information regarding the status of ongoing redevelopments at certain of our properties, see “Properties - Redevelopment and Repositioning”

(2)
Office property measurements are based on the Real Estate Board of New York measurement standards; retail property measurements are based on useable square feet. Excludes (i) 184,296 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(3)	Based on leases signed and commenced as of December 31, 2015 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.

(4)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(5)	Represents annualized rent under leases commenced as of December 31, 2015 divided by occupied square feet.

(6)
Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.

(7)	Includes 86,902 rentable square feet of space leased by our broadcasting tenants.

(8)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 48 years (expiring December 31, 2063).

(9)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 62 years (expiring May 31, 2077).

(10)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 36 years (expiring July 31, 2050).

(11)	Includes 5,300 rentable square feet of space leased by WDGF North America, a licensee of our observatory.

(12)	First Stamford Place consists of three buildings.

(13)	No major redevelopment activity was undertaken at this property.

(14)	Includes 518,792 rentable square feet of retail space in our Manhattan office properties.

Tenant Diversification
As of December 31, 2015, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 1,025 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	1.7%
Broadcast	2.2%
Education	1.1%
Consumer goods	22.4%
Financial services or real estate	17.9%
Healthcare	1.3%
Industrials and natural resources	1.3%
Legal services	3.7%
Media and advertising	3.7%
Non-profit	2.9%
Professional services (not including legal services)	10.8%
Retail	14.8%
Technology	3.6%
Others	12.6%
Total	100.0%

(1) Based on annualized rent.
The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2015.

				Weighted		Percent of
				Average	Total	Portfolio		Percent of
	Number	Number		Remaining	Occupied	Rentable		Portfolio
	of	of	Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Leases	Properties	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
Global Brands Group	3	2	Oct. 2023-Oct. 2028	12.1 years	656,224	6.5%	$28,902,221	6.4%
Coty	1	1	Jan. 2030	14.1 years	311,242	3.1%	16,019,109	3.5%
LinkedIn	1	1	Feb. 2026	10.2 years	184,487	1.8%	9,414,947	2.1%
PVH Corp.	1	1	Oct. 2028	12.8 years	211,311	2.1%	8,811,333	1.9%
Thomson Reuters	4	2	Apr. 2018-Apr. 2020	3.6 years	147,208	1.5%	7,719,003	1.7%
Li & Fung	3	1	Oct. 2021-Oct. 2027	8.2 years	149,436	1.5%	6,713,176	1.4%
Federal Deposit Insurance Corp.	1	1	Feb 2020	4.1 years	121,879	1.2%	6,497,447	1.4%
Urban Outfitters	1	1	Sept. 2029	13.8 years	56,730	0.6%	6,392,674	1.4%
Duane Reade/Walgreen's	3	3	Feb. 2021-Sept. 2027	8.8 years	47,541	0.5%	6,148,912	1.4%
Legg Mason	1	1	Sept. 2024	8.8 years	138,868	1.4%	6,129,367	1.4%
Footlocker	2	1	Apr. 2016	0.3 years	170,187	1.7%	5,527,692	1.2%
Bank of America	3	3	Apr. 2016-Feb. 2018	0.8 years	29,671	0.3%	5,509,572	1.2%
WDGF North America	1	1	May 2020	4.4 years	5,300	0.1%	4,951,062	1.1%
Kohl's Department Store	1	1	May 2029	13.4 years	111,834	1.1%	4,659,589	1.0%
HNTB Corporation	1	1	Feb. 2026	10.1 years	78,361	0.8%	4,466,577	1.0%
On Deck Capital	3	1	Jan. 2016-Oct. 2026	9.1 years	86,123	0.9%	4,391,572	1.0%
Aeropostale	2	1	Nov. 2016-Nov. 2020	5.6 years	88,760	0.9%	4,305,871	0.9%
Shutterstock	1	1	Sept. 2024	8.8 years	89,433	0.9%	4,079,449	0.9%
Odyssey Reinsurance	1	1	Sept. 2022	6.8 years	101,619	1.0%	3,857,081	0.9%
The Interpublic Group of Companies	1	1	Aug. 2024	8.7 years	86,561	0.9%	3,851,035	0.9%
Total	35				2,872,775	28.8%	$148,347,689	32.7%

(1)
Expiration dates are per lease and do not assume exercise of renewal or extension options. None of these leases contain early termination options. For tenants with more than two leases, the lease expiration is shown as a range.

(2)	Represents the weighted average lease term, based on annualized rent.

(3)	Based on leases signed and commenced as of December 31, 2015.

(4)	Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.

(5)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(6)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
We expect to benefit from the re-leasing of 7.5%, or approximately 558,939 rentable square feet, of our Manhattan office leases expiring through December 31, 2016, which we generally believe are currently at below-market rates. During 2013, 2014 and 2015, we have generally been obtaining higher base rents on new and renewed leases at our Manhattan office properties. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.

During the year ended December 31, 2015, we entered into new and renewed leases at our Manhattan office properties representing approximately 958,704 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $38.27 per rentable square foot compared to $54.84 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases. During the year ended December 31, 2014, we entered into new and renewed leases at our Manhattan office properties representing approximately 621,224 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $40.86 per rentable square foot compared to $50.42 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases.

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015 plus available space for each of the ten calendar years beginning with the year ending December 31, 2016 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	1,101,925	10.9%	$—	—%	$—
Signed leases not commenced	14	178,345	1.8%	—	—%	—
2016	174	770,320	7.7%	36,920,436	8.1%	47.93
2017	166	731,967	7.3%	36,627,890	8.1%	50.04
2018	164	828,370	8.2%	41,210,712	9.1%	49.75
2019	115	709,610	7.1%	33,838,514	7.5%	47.69
2020	130	953,483	9.5%	53,107,825	11.7%	55.70
2021	68	571,786	5.7%	30,499,865	6.7%	53.34
2022	45	460,780	4.6%	26,797,147	5.9%	58.16
2023	45	578,889	5.8%	31,143,147	6.9%	53.80
2024	33	530,627	5.3%	28,542,759	6.3%	53.79
2025	36	290,529	2.9%	17,511,464	3.9%	60.27
Thereafter	49	2,357,121	23.2%	117,112,397	25.8%	49.68
Total	1,039	10,063,752	100.0%	$453,312,156	100.0%	$51.61

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	954,606	12.8%	$—	—%	$—
Signed leases not commenced	11	171,458	2.3%	—	—%	—
2016	143	558,939	7.5%	25,093,686	8.1%	44.90
2017	139	530,919	7.1%	26,151,539	8.4%	49.26
2018	124	551,348	7.4%	29,141,526	9.4%	52.86
2019	88	436,274	5.8%	20,974,605	6.8%	48.08
2020	92	645,702	8.6%	32,200,260	10.4%	49.87
2021	40	356,980	4.8%	17,559,087	5.7%	49.19
2022	28	212,213	2.8%	11,796,973	3.8%	55.59
2023	32	412,010	5.5%	20,379,247	6.6%	49.46
2024	16	348,508	4.7%	15,988,649	5.2%	45.88
2025	19	182,520	2.4%	10,152,371	3.3%	55.62
Thereafter	34	2,118,535	28.3%	100,687,323	32.3%	51.17
Total	766	7,480,012	100.0%	$310,125,266	100.0%	$48.81

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	108,226	5.8%	$—	—%	$—
Signed leases not commenced	1	4,532	0.2%	—	—%	—
2016	16	65,528	3.5%	2,474,265	3.5%	37.76
2017	21	154,599	8.3%	6,251,760	8.9%	40.44
2018	34	256,393	13.8%	9,693,655	13.7%	37.81
2019	21	246,987	13.3%	9,762,456	13.8%	39.53
2020	27	245,638	13.2%	10,191,618	14.5%	41.49
2021	22	185,304	10.0%	8,268,384	11.7%	44.62
2022	8	184,175	9.9%	7,153,931	10.1%	38.84
2023	6	118,242	6.4%	5,317,361	7.5%	44.97
2024	3	149,541	8.0%	6,661,272	9.4%	44.54
2025	10	79,273	4.3%	2,779,777	3.9%	35.07
Thereafter	3	62,058	3.3%	1,973,095	3.0%	51.17
Total	172	1,860,496	100.0%	$70,527,574	100.0%	$40.35

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	39,093	5.4%	$—	—%	$—
Signed leases not commenced	2	2,355	0.3%	—	—%	—
2016	15	145,853	20.2%	9,352,485	12.9%	64.12
2017	6	46,449	6.4%	4,224,591	5.8%	90.95
2018	6	20,629	2.9%	2,375,531	3.3%	115.15
2019	6	26,349	3.6%	3,101,453	4.3%	117.71
2020	11	62,143	8.6%	10,715,947	14.7%	172.44
2021	6	29,502	4.1%	4,672,394	6.4%	158.38
2022	9	64,392	8.9%	7,846,243	10.8%	121.85
2023	7	48,637	6.7%	5,446,539	7.5%	111.98
2024	14	32,578	4.5%	5,892,838	8.1%	180.88
2025	7	28,736	4.0%	4,579,316	6.3%	159.36
Thereafter	12	176,528	24.4%	14,451,979	19.9%	51.17
Total	101	723,244	100.0%	$72,659,316	100.0%	$106.57

The Empire State Building (6)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3) (7)	Rent	Square Foot
Available	—	254,569	9.4%	$—	—%	$—
Signed leases not commenced	5	114,036	4.2%	—	—%	—
2016	26	120,355	4.5%	4,573,957	3.9%	38.00
2017	26	94,385	3.5%	5,379,843	4.6%	57.00
2018	24	87,832	3.3%	4,962,379	4.2%	56.50
2019	15	61,464	2.3%	3,042,576	2.6%	49.50
2020	39	309,732	11.5%	16,592,730	14.1%	53.57
2021	11	83,520	3.1%	4,180,101	3.5%	50.05
2022	11	42,764	1.6%	2,908,420	2.5%	68.01
2023	9	55,370	2.0%	3,209,882	2.7%	57.97
2024	7	152,468	5.6%	7,384,952	6.3%	48.44
2025	5	68,575	2.5%	3,716,883	3.1%	54.20
Thereafter	14	1,256,286	46.5%	62,048,199	52.5%	49.39
Total	192	2,701,356	100.0%	$117,999,922	100.0%	$50.58

The Empire State Building Broadcasting Licenses and Leases

		Annualized		Percent of
	Annualized	Expense	Annualized	Annualized
Year of Lease Expiration	Base Rent (8)	Reimbursements	Rent (3)	Rent
2016	$765,002	$787,459	$1,552,461	5.3%
2017	5,299,080	3,403,012	8,702,092	29.6%
2018	7,027,817	3,542,011	10,569,828	35.9%
2019	212,240	66,333	278,573	0.9%
2020	2,275,270	577,553	2,852,823	9.7%
2021	2,062,456	292,303	2,354,759	8.0%
2022	2,007,111	290,058	2,297,169	7.8%
2023	609,356	102,680	712,036	2.4%
2024	43,260	48,418	91,678	0.3%
Total	$20,301,592	$9,109,827	$29,411,419	100.0%

(1)	If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).

(2)
Office property measurements are based on Real Estate Board of New York measurement standards; retail property measurements are based on useable square feet. Excludes (i) 184,296 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.

(5)	Includes an aggregate of 518,792 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(6)	Excludes retail space, broadcasting licenses and observatory operations.

(7)
Includes approximately $4.8 million of annualized rent related to physical space occupied by broadcasting tenants for their broadcasting operations. Does not include license fees charges to broadcast tenants.

(8)	Represents license fees for the use of the Empire State Building mast and base rent for the physical space occupied by broadcasting tenants.
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
Redevelopment and Repositioning

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2015, we have invested a total of approximately $645.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. The $645.0 million includes amounts invested at our acquired properties, 1400 Broadway and 111 West 33rd Street (formerly known as 112 West 34th Street). Of the $645.0 million invested pursuant to this program, $331.0 million was invested at the Empire State Building. We currently estimate that between $30.0 million and $50.0 million of capital is needed primarily in 2016 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We intend to fund these capital improvements through a combination of operating cash flow and borrowings. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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

ITEM 3. LEGAL PROCEEDINGS
Please see Footnote 10 “Commitments and Contingencies” to the financial statements of this Annual Report in Form 10-K for a description of such legal proceedings.

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
On February 22, 2016, the last sales price for our Class A common stock on the NYSE was $15.60 per share.
The following table sets forth the high and low sales prices per share of our Class A common stock reported on the NYSE and the distributions declared and paid by us during the calendar quarters of 2015 and 2014:

	2015 Quarters
	First	Second	Third	Fourth
High	$19.16	$19.00	$17.99	$18.73
Low	$17.24	$16.97	$15.85	$16.79
Dividend per share	$0.085	$0.085	$0.085	$0.085

	2014 Quarters
	First	Second	Third	Fourth
High	$15.53	$17.34	$16.80	$18.10
Low	$14.08	$14.60	$14.86	$14.72
Dividend per share	$0.085	$0.085	$0.085	$0.085

Holders
As of February 22, 2016, we had 511 registered holders of our Class A common stock and 759 registered holders of our Class B common stock. As of February 22, 2016, our operating partnership had 840 registered holders of Series PR OP Units, 2,255 registered holders of Series ES OP Units, 720 registered holders of Series 60 OP Units and 497 registered holders of Series 250 OP Units. Such information was obtained through our registrar and transfer agent. Certain shares of common stock and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares of common stock and OP Units is not known or included in the foregoing number.
Dividends
We intend to pay regular quarterly dividends to holders of our Class A common stock and Class B common stock. Any distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law, our capital requirements and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our securityholders.

Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The 2015 dividends of $0.34 per share are classified for income tax purposes as 100.0% taxable ordinary dividends.
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

	October 7, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Empire State Realty Trust, Inc.	$100.00	$115.77	$114.99	$126.22	$115.50	$135.85	$146.06	$133.10	$133.55	$142.39
S&P 500 Index	$100.00	$110.84	$112.84	$118.75	$120.09	$126.01	$127.21	$127.56	$119.35	$127.75
NAREIT All Equity Index	$100.00	$99.83	$108.33	$116.05	$113.17	$127.81	$132.90	$120.85	$122.05	$131.42
NAREIT Office Index	$100.00	$100.71	$112.01	$118.62	$112.46	$126.75	$135.25	$120.10	$118.61	$127.11
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

Securities Authorized For Issuance Under Equity Compensation Plans
During 2013, we adopted our Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan (the "Plan"). The Plan provides for grants of stock options, shares of restricted Class A common stock, dividend equivalent rights and other equity-based awards, including LTIP Units, up to an aggregate of 12.2 million shares of our common stock. For a further discussion of the Plan, see Note 11 to the consolidated financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The following table presents certain information about our equity compensation plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Plan Category
Equity compensation plans approved by securityholders	N/A	N/A	10,206,296
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	10,206,296

As of December 31, 2015, we issued 172,880 shares of restricted stock and 1,841,339 LTIP units under the Plan.

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

	The Company			The Predecessor
	Year Ended December 31,		October 7, through December 31, 2013	January 1, through October 6, 2013	Year Ended December 31,
(amounts in thousands, except per share data)	2015	2014			2012	2011
Operating Data
Total revenues	$657,634	$635,326	$127,583	$206,072	$260,294	$294,788
Operating expenses:
Property operating expenses	160,969	151,048	34,055	41,297	55,707	57,102
Ground rent expenses	9,326	5,339	398	—	—	—
Marketing, general, and administrative expenses	38,073	39,037	16,379	23,600	20,963	15,688
Observatory expenses	29,843	29,041	5,687	—	—	—
Construction expenses	3,222	38,596	5,468	19,821	19,592	46,230
Real estate taxes	93,165	82,131	17,191	24,331	30,406	29,160
Formation transaction expenses	—	—	—	4,507	2,247	2,845
Acquisition expenses	193	3,382	138,140	—	—	—
Depreciation and amortization	171,474	145,431	27,375	38,963	42,690	35,513
Total operating expenses	506,265	494,005	244,693	152,519	171,605	186,538
Operating income (loss)	151,369	141,321	(117,110)	53,553	88,689	108,250
Other income (expense):
Equity in net income of non-controlled entities	—	—	—	14,875	14,348	3,893
Interest expense	(67,492)	(66,456)	(13,147)	(50,660)	(54,394)	(54,746)
Settlement expense	—	—	—	(55,000)	—	—
Gain on consolidation of non-controlled entities	—	—	322,563	—	—	—
Income (loss) before income taxes	83,877	74,865	192,306	(37,232)	48,643	57,397
Income tax (expense) benefit	(3,949)	(4,655)	1,125	—	—	—
Net income (loss)	79,928	70,210	193,431	(37,232)	48,643	57,397
Private perpetual preferred unit distributions	(936)	(476)	—	—	—	—
Net income attributable to non-controlling interests	(45,262)	(43,067)	(118,186)	—	—	—
Net income (loss) attributable to the predecessor	—	—	—	37,232	(48,643)	(57,397)
Net income attributable to common stockholders	$33,730	$26,667	$75,245	$—	$—	$—

Dividends and distributions declared and paid per share	$0.34	$0.34	$0.0795
Net income per share attributable to common stockholders - basic	$0.30	$0.27	$0.79
Net income per share attributable to common stockholders - diluted	$0.29	$0.27	$0.79
Total weighted average shares - basic	114,245	97,941	95,463
Total weighted average shares - diluted	266,621	254,506	244,420

Balance Sheet Data
Commercial real estate properties, at cost	$2,276,330	$2,139,863	$1,649,423		$939,330	$856,151
Total assets	$3,300,650	$3,283,497	$2,459,862		$1,052,553	$1,004,971
Debt	$1,632,416	$1,598,654	$1,191,913		$996,489	$939,705
Equity	$1,372,686	$1,381,097	$1,003,185		$—	$—
Predecessor owners' equity (deficit)	$—	$—	$—		$(10,859)	$1,294

Other Data
Funds from operations attributable to common stockholders and non-controlling interests (1)	$249,924	$214,849	$220,783	$7,432	$97,943	$99,761
Modified funds from operations attributable to common stockholders and non-controlling interests (2)	$257,755	$219,452	$221,181	$7,432	$97,943	$99,761
Core funds from operations attributable to common stockholders and non-controlling interests (3)	$257,677	$227,422	$41,793	$62,432	$97,943	$99,761
Net cash (used in) provided by operating activities	$203,187	$138,558	$(131,927)	$73,381	$94,353	$47,682
Net cash used in investing activities	$(142,316)	$(299,057)	$(620,307)	$(56,450)	$(108,281)	$(60,527)
Net cash provided by (used in) financing activities	$(59,918)	$145,488	$696,017	$48,530	$(20,889)	$11,130
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

(3)
Core FFO adds back to traditionally defined FFO the following items associated with our initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, acquisition expenses, prepayment penalty and deferred financing costs write-off and gain on settlement of lawsuit related to the Observatory, net of income taxes and ground lease amortization, construction severance expenses and acquisition break-up fee. We present Core FFO because we consider it an important supplemental measure of our operating performance in that it excludes items associated with the Offering and formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. For a reconciliation of Core FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Funds from Operations."

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
• new office development in our market;
•general volatility of the capital and credit markets and the market price of our Class A common stock and our publicly-traded OP Units;
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
• inability to make distributions to our securityholders in the future;
• impact of changes in governmental regulations, tax law and rates and similar matters;
• failure to continue to qualify as a REIT;
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
• broadcasting competition and changes in the broadcasting of signals over the air;
• risks associated with security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems, which support our operations and our buildings; and
• inability to comply with the laws, rules and regulations applicable to companies and, in particular, public companies.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors" of this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
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
With the completion of the Offering and the formation transactions, the historical operations of our predecessor and the properties that have been operated through our predecessor, were combined with our company, our operating partnership and/or their subsidiaries. The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and the notes related thereto which are included in this Annual Report on Form 10-K.
2015 Highlights

•	Achieved Core FFO of $0.97 per fully diluted share and net income attributable to the Company of $0.29 per fully diluted share.

•
Executed 245 leases, representing 1,209,145 rentable square feet across the total portfolio, achieving a 73.7% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases; 177 of these leases, representing 958,704 rentable square feet, were within the Manhattan office portfolio (excluding the retail component of these properties) capturing a 43.3% increase in mark-to-market rent over previously fully escalated rents on new, renewal and expansion leases.

•
Executed 12 leases, representing 70,940 rentable square feet within the Manhattan retail portfolio, achieving a 474.1% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases.

•
Signed 93 new leases representing 728,264 rentable square feet in 2015 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 53.8% in mark-to-market rent over expired previously fully escalated rents.

•	The Empire State Building Observatory revenue grew 0.6% to $112.2 million from $111.5 million in 2014.

•	Declared and paid aggregate dividends of $0.34 per share during 2015.

•	Recast our $800 million corporate credit facility, converting it from a secured to an unsecured facility, reducing its interest rate and extending its maturity by one year.

•	Completed a private placement of $350 million aggregate principal amount of senior unsecured notes with a blended 12.5 year average life and 4.08% coupon.

•	Closed on a new seven year $265.0 million senior unsecured term loan facility.

•	Repaid a $44 million mortgage loan on 1359 Broadway and a $91 million mortgage loan on One Grand Central Place.
As of December 31, 2015, our total portfolio, containing 10.1 million rentable square feet of office and retail space, was 87.3% occupied. Including signed leases not yet commenced, our total portfolio was 89.1% leased at December 31, 2015. Our Manhattan area office properties were 84.9% occupied (or 87.2% giving effect to leases signed but not yet commenced as of that date) and our greater New York metropolitan area office properties were 93.9% occupied (or 94.2% giving effect to leases signed but not yet commenced as of that date). Our office properties as a whole were 86.7% occupied (or 88.6% giving effect to leases signed but not yet commenced as of that date). Our ability to increase occupancy and rental revenue at our office properties depends on the successful completion of our repositioning program as described below and market conditions. The other component of our real estate segment, retail leasing, comprises both standalone retail properties and retail space in our Manhattan office properties. Our retail properties, including retail space in our Manhattan office properties, were 94.3% occupied (or 94.6% giving effect to leases signed but not yet commenced as of that date) as of December 31, 2015.
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

	Year Ended December 31,
	2015		2014
Office leases	$108,873	37.5%	$105,922	37.4%
Retail leases	11,092	3.8%	9,663	3.4%
Tenant reimbursements & other income	37,021	12.8%	35,593	12.5%
Observatory operations	112,172	38.7%	111,541	39.4%
Broadcasting licenses and leases	20,877	7.2%	20,575	7.3%
Total	$290,035	100.0%	$283,294	100.0%
From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2015, we have invested a total of approximately $645.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. The $645.0 million includes amounts invested at our recently acquired properties, 1400 Broadway and 111 West 33rd Street (formerly known as 112 West 34th Street). Of the $645.0 million invested pursuant to this program, $331.0 million was invested at the Empire State Building. We currently estimate that between $30.0 million and $50.0 million of capital is needed primarily in 2016 to complete substantially the redevelopment and repositioning program at our Manhattan office properties. We intend to fund these capital improvements through a combination of operating cash flow and borrowings. These estimates are based on our current budgets (which do not include tenant improvement and leasing commission costs) and are subject to change.

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
As of December 31, 2015, excluding principal amortization, we have no debt maturing in 2016 and approximately $355.8 million of debt maturing in 2017, and we have total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.12% (excluding premiums and discount) and a weighted average maturity of 5.4 years and 81.4% of which is fixed-rate indebtedness. Our consolidated debt to total market capitalization was approximately 25% as of December 31, 2015.
As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2015, 2014, and 2013.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table summarizes the historical results of operations for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2015	2014	Change	%
Revenues:
Rental revenue	$447,784	$400,825	$46,959	11.7%
Tenant expense reimbursement	79,516	67,651	11,865	17.5%
Observatory revenue	112,172	111,541	631	0.6%
Construction revenue	1,981	38,648	(36,667)	(94.9)%
Third-party management and other fees	2,133	2,376	(243)	(10.2)%
Other revenues and fees	14,048	14,285	(237)	(1.7)%
Total revenues	657,634	635,326	22,308	3.5%
Operating expenses:
Property operating expenses	160,969	151,048	9,921	6.6%
Ground rent expenses	9,326	5,339	3,987	74.7%
Marketing, general and administrative expenses	38,073	39,037	(964)	(2.5)%
Observatory expenses	29,843	29,041	802	2.8%
Construction expenses	3,222	38,596	(35,374)	(91.7)%
Real estate taxes	93,165	82,131	11,034	13.4%
Acquisition expenses	193	3,382	(3,189)	(94.3)%
Depreciation and amortization	171,474	145,431	26,043	17.9%
Total operating expenses	506,265	494,005	12,260	2.5%
Operating income	151,369	141,321	10,048	7.1%
Interest expense	(67,492)	(66,456)	(1,036)	1.6%
Income before income taxes	83,877	74,865	9,012	12.0%
Income tax expense	(3,949)	(4,655)	706	(15.2)%
Net income	79,928	70,210	9,718	13.8%
Private perpetual preferred unit distributions	(936)	(476)	(460)	(96.6)%
Net income attributable to non-controlling interests	(45,262)	(43,067)	(2,195)	(5.1)%
Net income attributable to common shareholders	$33,730	$26,667	$7,063	26.5%

Rental Revenue
The increase in rental income was primarily attributable to the acquisition of two properties during July 2014 which increased rental income by $38.6 million. The remaining increase is primarily due to increased rental rates.

Tenant Expense Reimbursement
The increase in tenant expense reimbursement was primarily attributable to the acquisition of two properties during July 2014 which increased tenant expense reimbursements by $6.1 million. Higher real estate tax reimbursements, electric submeter expense reimbursements and cleaning reimbursements also contributed to the increase.
Observatory Revenue
2015 Observatory revenues were consistent with the 2014 revenues.
Construction Revenue
The construction business ceased operations during 2015 which is reflected in the decline in construction revenues.
Third-Party Management and Other Fees
The decrease in third party management and other fees revenue was primarily due to the acquisition of two properties during July 2014 and the subsequent elimination of fees due to the consolidation of these properties.
Other Revenues and Fees
The decrease in other revenues and fees was primarily due to lower lease cancellation income of $4.1 million offset by $2.5 million acquisition break-up fee income and increased parking income of $0.7 million.
Property Operating Expenses
The increase in property operating expenses was primarily attributable to the acquisition of two properties during July 2014 which increased property operating expenses by $10.1 million.
Ground Rent Expenses
The increase in ground rent expenses was attributable to the acquisition of two properties during July 2014.
Marketing, General and Administrative Expenses
The variance is primarily due to private perpetual preferred exchange offering costs of $1.4 million which were incurred in the year ended 2014 and no such costs in 2015.
Observatory Expenses
2015 Observatory expenses were consistent with the 2014 expenses.
Construction Expenses
The decline in construction expenses correlates with the lower revenues due to the construction business ceasing operation in 2015. Construction expenses in 2015 included severance expenses of $0.9 million.
Real Estate Taxes
The increase in real estate taxes was primarily attributable to the acquisition of two properties during July 2014 which increased real estate taxes by $5.9 million, as well as higher taxes of $5.1 million resulting from higher assessed values and rates for several properties.
Acquisition Expenses
The decrease in acquisition expenses was primarily attributable to the acquisition of two properties during July 2014.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to the acquisition of two properties during July 2014 which increased depreciation and amortization by $23.4 million.
Interest Expense

The increase in interest expense was attributable to the acquisition of two properties during July 2014 and the write-off of $1.7 million of deferred finance costs related to the recast of the credit facility and the early repayments of mortgage loans. These higher expenses were partially offset by reductions in interest rates for debt refinanced during 2014 and 2015.
Income taxes
Income taxes decreased due to taxable income activities within our TRSs, primarily lower taxable income related to our construction operations and Observatory operations.

Private Perpetual Preferred Unit Distributions
Represents distributions to holders of private perpetual preferred units which were issued in August 2014.

Net Income Attributable to Non-controlling Interests
The variance reflects the non-controlled interests' share of the variances discussed above.

Year Ended December 31, 2014 Compared to the Period from October 7, 2013 through December 31, 2013
The following table summarizes the historical results of operations for year ended December 31, 2014 and the period from October 7, 2013 through December 31, 2013 (amounts in thousands):

	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013
			Change	%
Revenues:
Rental revenue	$400,825	$79,987	$320,838	401.1%
Tenant expense reimbursement	67,651	15,836	51,815	327.2%
Observatory revenue	111,541	23,735	87,806	369.9%
Construction revenue	38,648	5,265	33,383	634.1%
Third-party management and other fees	2,376	550	1,826	332.0%
Other revenues and fees	14,285	2,210	12,075	546.4%
Total revenues	635,326	127,583	507,743	398.0%
Operating expenses:
Property operating expenses	151,048	34,055	116,993	343.5%
Ground rent expenses	5,339	398	4,941	1,241.5%
Marketing, general and administrative expenses	39,037	16,379	22,658	138.3%
Observatory expenses	29,041	5,687	23,354	410.7%
Construction expenses	38,596	5,468	33,128	605.9%
Real estate taxes	82,131	17,191	64,940	377.8%
Acquisition expenses	3,382	138,140	(134,758)	(97.6)%
Depreciation and amortization	145,431	27,375	118,056	431.3%
Total operating expenses	494,005	244,693	249,312	101.9%
Operating income (loss)	141,321	(117,110)	258,431	(220.7)%
Interest expense	(66,456)	(13,147)	(53,309)	405.5%
Gain on consolidation of non-controlled entities	—	322,563	(322,563)	(100.0)%
Income before income taxes	74,865	192,306	(117,441)	(61.1)%
Income tax (expense) benefit	(4,655)	1,125	(5,780)	(513.8)%
Net income	70,210	193,431	(123,221)	(63.7)%
Private perpetual preferred unit distributions	(476)	—	(476)	(1)
Net income attributable to non-controlling interests	(43,067)	(118,186)	75,119	(63.6)%
Net income attributable to common shareholders	$26,667	$75,245	$(48,578)	(64.6)%

_______________

(1)	Not meaningful.

We did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. See Footnote 1 “Description of Business and Organization” to the financial statements of this Annual Report in Form 10-K for a description of the Offering and formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Consequently, the results of operations for 2013 reflect a partial year and are not comparable to the results of operations for the full year 2014.
Acquisition Expenses
Acquisition expenses decreased by $134.8 million due to the completion of the formation transactions in 2013. Acquisition expenses in 2014 are attributable to the acquisition of two properties during July 2014.

Gain on Consolidation of Non-controlled Entities
The gain on consolidation of non-controlled entities in 2013 reflects gains associated with the acquisition of the four non-controlled properties upon the completion of the Offering and related formation transactions on October 7, 2013. The gain was primarily a result of the fair value exceeding the book value of our predecessor ownership interests in the four non-controlled entities plus the elimination of the intercompany ground and building leases.
Income taxes
Income taxes increased due to taxable income activities within our TRSs, primarily taxable income related to our Observatory operations, third party management fees, construction income, and certain cleaning income.

Private Perpetual Preferred Unit Distributions
Represents distributions to holders of private perpetual preferred units, which were issued in August 2014.

Year Ended December 31, 2014 Compared to the Predecessor Period from January 1, 2013 through October 6, 2013
The following table summarizes the historical results of operations for year ended December 31, 2014 and the Predecessor period from January 1, 2013 through October 6, 2013 (amounts in thousands):

	The Company	The Predecessor
	Year Ended December 31, 2014	Period from January 1, 2013 through October 6, 2013
			Change	%
Revenues:
Rental revenue	$400,825	$148,690	$252,135	169.6%
Tenant expense reimbursement	67,651	21,272	46,379	218.0%
Observatory revenue	111,541	—	111,541	(1)
Construction revenue	38,648	18,636	20,012	107.4%
Third-party management and other fees	2,376	5,067	(2,691)	(53.1)%
Other revenues and fees	14,285	12,407	1,878	15.1%
Total revenues	635,326	206,072	429,254	208.3%
Operating expenses:
Property operating expenses	151,048	41,297	109,751	265.8%
Ground rent expenses	5,339	—	5,339	(1)
Marketing, general and administrative expenses	39,037	23,600	15,437	65.4%
Observatory expenses	29,041	—	29,041	(1)
Construction expenses	38,596	19,821	18,775	94.7%
Real estate taxes	82,131	24,331	57,800	237.6%
Formation transaction expenses	—	4,507	(4,507)	(100.0)%
Acquisition expenses	3,382	—	3,382	(1)
Depreciation and amortization	145,431	38,963	106,468	273.3%
Total operating expenses	494,005	152,519	341,486	223.9%
Operating income (loss)	141,321	53,553	87,768	163.9%
Equity in net income of non-controlled entities	—	14,875	(14,875)	(100.0)%
Interest expense	(66,456)	(50,660)	(15,796)	31.2%
Settlement expense	—	(55,000)	55,000	(100.0)%
Income (loss) before income taxes	74,865	(37,232)	112,097	(301.1)%
Income tax (expense) benefit	(4,655)	—	(4,655)	(1)
Net income (loss)	70,210	(37,232)	107,442	(288.6)%
Private perpetual preferred unit distributions	(476)	—	(476)	(1)
Net income attributable to non-controlling interests	(43,067)	—	(43,067)	(1)
Net loss attributable to the predecessor	—	37,232	(37,232)	(100.0)%
Net income attributable to common shareholders	$26,667	$—	$26,667	(1)
_______________

(1)	Not meaningful.

We did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. See Footnote 1 “Description of Business and Organization” to the financial statements of this Annual Report in Form 10-K for a description of the Offering and formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Consequently, our Predecessor's results of operations for 2013 reflect a partial year and are not comparable to the results of operations for the full year 2014.
Formation transaction expenses
The expenses incurred in 2013 reflect costs associated with the formation of our company.
Acquisition Expenses

Acquisition expenses in 2014 are attributable to the acquisition of two properties during July 2014.
Equity in net income of non-controlling entities
Reflects net income from the Predecessor's investments in four non-controlled entities. These entities were acquired by us during the formation transactions.

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
Income taxes
Income taxes are due to taxable income activities within our TRSs, primarily taxable income related to our Observatory operations, third party management fees, construction income, and certain cleaning income.

Private Perpetual Preferred Unit Distributions
Represents distributions to holders of private perpetual preferred units, which were issued in August 2014.
Liquidity and Capital Resources
At December 31, 2015, we had approximately $46.7 million available in cash and cash equivalents and there was $760.0 million available under our unsecured revolving credit facility.
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
As of December 31, 2015, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.12% and a weighted average maturity of 5.4 years. As of December 31, 2015, exclusive of principal amortization, we have no maturities in 2016 and approximately $355.8 million of debt maturing in 2017. Given our current liquidity, including availability under our unsecured revolving credit facility, we believe we will be able to refinance the maturing debt.

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
Maturity. The unsecured revolving credit facility has an initial maturity of January 2019. We have the option to extend the initial term of the unsecured revolving credit facility for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.
Financial Covenants. The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves a debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of December 31, 2015, we were in compliance with the covenants:

Financial covenant	Required	December 31, 2015	In Compliance
Maximum total leverage	< 60%	29.8%	Yes
Maximum secured debt	< 40%	13.6%	Yes
Minimum fixed charge coverage	> 1.50x	4.0x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.3x	Yes
Maximum unsecured leverage	< 60%	25.0%	Yes
Maximum secured recourse indebtedness	<10%	—%	Yes
Minimum tangible net worth	$745,356	$969,060	Yes
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

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It also requires compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of December 31, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Unsecured Term Loan Facility
During August 2015, we closed on a seven year $265.0 million senior unsecured term loan facility ("term loan facility"). The term loan facility matures on August 24, 2022. The term loan facility bears interest at a floating rate equal to, at our election, a LIBOR rate, plus a spread ranging from 1.400% to 2.350%; or a base rate, plus a spread ranging from 0.400% to 1.350%, in each case such spread is determined by our leverage ratio and credit rating. Pursuant to a forward interest rate swap agreement, we effectively fixed LIBOR at 2.1485% for $265.0 million of the term loan facility for the period from August 31, 2017 through maturity. The proceeds were used to repay borrowings made under our unsecured revolving credit facility.

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms under our unsecured revolving credit facility agreement. As of December 31, 2015, we were in compliance with the covenants under the term loan facility.

Senior Unsecured Notes - Exchangeable

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“Senior Notes”) due August 2019. In connection with this offering, we received net proceeds of $246.9 million, after deducting the related underwriting discounts and commissions and issuance costs.

Mortgage debt
As of December 31, 2015, we had mortgage debt outstanding of $747.7 million.

During 2015,

(i)	we repaid a mortgage collateralized by 1359 Broadway; and

(ii)	we repaid a mortgage collateralized by One Grand Central Place.

During 2014,

(i)	we refinanced early the Metro Center mortgage loan with a new $100.0 million mortgage loan due 2024 which bears interest at a fixed rate of 3.59% and a 30 year amortization;

(ii)	we repaid the second lien mortgage collateralized by 1350 Broadway;

(iii)	we repaid the first and second lien mortgages collateralized by 501 Seventh Avenue;

(iv)	we repaid a mortgage collateralized by 500 Mamaroneck Avenue, and

(v)	we refinanced the three One Grand Central Place mortgage loans with a new $91.0 million mortgage loan due 2017 which bears interest at LIBOR plus 1.35%.

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
Office Properties(1)

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2015	2014	2013
Number of leases signed(2)	233	229	218
Total square feet	1,138,205	766,635	1,061,216
Leasing commission costs(3)	$16,452	$10,000	$16,032
Tenant improvement costs(3)	59,790	34,720	49,284
Total leasing commissions and tenant improvement costs(3)	$76,242	$44,720	$65,316
Leasing commission costs per square foot(3)	$14.45	$13.04	$15.11
Tenant improvement costs per square foot(3)	52.53	45.29	46.44
Total leasing commissions and tenant improvement costs per square foot(3)	$66.98	$58.33	$61.55
Retail Properties(4)

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2015	2014	2013
Number of leases signed(2)	12	10	12
Total Square Feet	70,940	18,166	76,976
Leasing commission costs(3)	$10,262	$1,116	$5,416
Tenant improvement costs(3)	2,234	448	62
Total leasing commissions and tenant improvement costs(3)	$12,496	$1,564	$5,478
Leasing commission costs per square foot(3)	$144.67	$61.43	$70.36
Tenant improvement costs per square foot(3)	31.49	24.66	0.81
Total leasing commissions and tenant improvement costs per square foot(3)	$176.16	$86.09	$71.17
_______________

(1)	Excludes an aggregate of 518,792 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 518,792 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Year Ended December 31,
Total New Leases, Expansions, and Renewals	2015	2014	2013
Total Portfolio
Capital expenditures (1)	$54,811	$64,788	$80,285
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2015, we expect to incur additional costs relating to obligations under signed new leases of approximately $51.2 million during the year ending December 31, 2016. This consists of approximately $50.8 million for tenant improvements and other improvements related to new leases and approximately $0.4 million on leasing commissions expected to be incurred in the year ending December 31, 2016. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the secured revolving and term credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We currently estimate that between $30.0 million and $50.0 million of capital is needed primarily in 2016 to complete substantially the redevelopment program at our Manhattan office properties, which we expect to occur by the end of 2016. However, these estimates are based on current budgets and are subject to change. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2016 through 2020 and thereafter (amounts in thousands).

	Year Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$67,401	$57,699	$33,615	$29,544	$22,871	$117,629	$328,759
Amortization	12,387	10,070	2,880	2,188	2,268	9,706	39,499
Principal repayment	—	355,761	262,210	290,000	—	692,675	1,600,646
Ground lease	1,518	1,518	1,518	1,518	1,518	56,730	64,320
Tenant improvement and leasing commission costs	51,182	—	—	—	—	—	51,182
Total	$132,488	$425,048	$300,223	$323,250	$26,657	$876,740	$2,084,406
_______________

(1)	Assumes no extension options are exercised.

(2)	Does not include various standing or renewal service contracts with vendors related to our property management.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.
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

Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2013, 2014 and 2015 as follows (amounts in thousands):

Period from October 7, 2013 through December 31, 2013	$19,516
Year ended December 31, 2014	87,721
Year ended December 31, 2015	91,900
Cash Flows
Comparison of Year Ended December 31, 2015 to the Year Ended December 31, 2014
Net cash. Cash on hand was $46.7 million and $45.7 million, respectively, as of December 31, 2015 and 2014.
Operating activities. Net cash provided by operating activities increased by $64.6 million to $203.2 million for the year ended December 31, 2015 compared to $138.6 million for the year ended December 31, 2014. This is primarily due to the acquisition of two properties in July 2014 and the expirations of free rent periods.
Investing activities. Net cash used in investing activities decreased by $156.8 million to $142.3 million for the year ended December 31, 2015 compared to $299.1 million for the year ended December 31, 2014. The decrease is primarily due to the acquisition of two properties in 2014 partially offset by higher expenditures on tenant improvements.

Financing activities. Net cash (used in) provided by financing activities decreased by $205.4 million to $(59.9) million for the year ended December 31, 2015 compared to $145.5 million for the year ended December 31, 2014. The decrease is primarily due to financing associated with the acquisition of two properties in 2014.

Comparison of Year Ended December 31, 2014 to the Period from October 7, 2013 through December 31, 2013
We did not have any meaningful operating activity until the consummation of the Offering and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013 as part of the formation transactions. See Footnote 1 “Description of Business and Organization” to the financial statements of this Annual Report in Form 10-K for a description of the Offering and formation transactions. Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Consequently, the cash flows for 2013 reflect the period from October 7, 2013 through December 31, 2013 and are not comparable to the cash flows for the full year 2014.

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

The following table presents a reconciliation of our company and predecessor net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	The Company			The Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from October 7, 2013 to December 31, 2013	Period from January 1, 2013 to October 6, 2013

Net income (loss)	$79,928	$70,210	$193,431	$(37,232)
Add:
Marketing, general and administrative expenses	38,073	39,037	16,379	23,600
Depreciation and amortization(1)	171,474	145,431	27,375	44,792
Interest expense(2)	67,492	66,456	13,147	53,703
Construction expenses	3,222	38,596	5,468	19,821
Acquisition expenses	193	3,382	138,140	—
Income tax expense (benefit)	3,949	4,655	(1,125)	—
Formation transaction expenses(3)	—	—	—	4,507
Settlement expense	—	—	—	55,000
Less:
Construction revenue	(1,981)	(38,648)	(5,265)	(18,636)
Third-party management and other fees	(2,133)	(2,376)	(550)	(5,067)
Acquisition break-up fee	(2,500)	—	—	—
Gain on settlement of lawsuit related to the Observatory	—	(975)	—	—
Gain on consolidation of non-controlled entities	—	—	(322,563)	—
Net operating income	$357,717	$325,768	$64,437	$140,488

Other Net Operating Income Data
Straight line rental revenue	$21,056	$39,715	$8,932	$25,470
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$19,353	$14,095	$1,911	$—
Amortization of acquired below-market ground lease (4)	$7,831	$4,603	$398	$—
Ground rent earned from non-controlled entities	$—	$—	$—	$26,300
Management fees from non-controlled entities	$—	$—	$—	$1,688
_______________

(1)	Includes adjustment for proportionate share of depreciation and amortization expense relating to non-controlled entities of $5,829 for the period January 1, 2013 to October 6, 2013.

(2)	Includes adjustment for proportionate share of interest expense, net related to non-controlled entities of $3,043 for the period January 1, 2013 to October 6, 2013.

(3)	Includes external offering costs incurred that are not directly attributable to the consent solicitation of investors in the existing entities and this offering.

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to traditionally defined FFO the following items associated with the Company's initial public offering, or IPO, and formation transactions: gain on consolidation of non-controlling entities, acquisition expenses, severance expenses and retirement equity compensation expenses. It also adds back private perpetual preferred exchange offering expenses, prepayment penalty expense, deferred financing costs write-off, acquisition expenses, gain on settlement of lawsuit related to the Observatory, net of income taxes, ground lease amortization, construction severance expenses and acquisition break-up fee. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our company and predecessor net income (loss), the most directly comparable GAAP measure, to FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	The Company			The Predecessor
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	Period from October 7, 2013 to December 31, 2013	Period from January 1, 2013 to October 6, 2013

Net income (loss)	$79,928	$70,210	$193,431	$(37,232)
Private perpetual preferred unit distributions	(936)	(476)	—	—
Real estate depreciation and amortization (1)	170,932	145,115	27,352	44,664
Funds from operations attributable to common stockholders and non-controlled interests	249,924	214,849	220,783	7,432
Amortization of below-market ground leases	7,831	4,603	398	—
Modified funds from operations attributable to common stockholders and non-controlled interests	257,755	219,452	221,181	7,432
Acquisition break-up fee	(2,500)	—	—	—
Prepayment penalty expense and deferred financing costs write-off	1,749	3,771	—	—
Construction severance expenses, net of income taxes	480	—	—	—
Acquisition expenses	193	3,382	138,140	—
Gain on settlement of lawsuit related to the Observatory, net of income taxes	—	(540)	—	—
Private perpetual preferred exchange offering expenses	—	1,357	—	—
Gain on consolidation of non-controlled entities	—	—	(322,563)	—
Severance expenses	—	—	2,738	—
Retirement equity compensation expense	—	—	2,297	—
Settlement expense	—	—	—	55,000
Core funds from operations attributable to common stockholders and non-controlled interests	$257,677	$227,422	$41,793	$62,432

Weighted average shares and Operating Partnership units
Basic	265,914	254,506	244,420
Diluted	265,914	254,506	244,420

FFO attributable to common stockholders and non-controlled interests per share
Basic	$0.94	$0.84	$0.90
Diluted	$0.94	$0.84	$0.90

Modified FFO attributable to common stockholders and non-controlled interests per share
Basic	$0.97	$0.86	$0.90
Diluted	$0.97	$0.86	$0.90

Core FFO attributable to common stockholders and non-controlled interests per share
Basic	$0.97	$0.89	$0.17
Diluted	$0.97	$0.89	$0.17
(1) Includes adjustment for proportionate share of real estate depreciation and amortization expense relating to non-controlled entities of $5,701 and $6,772 for the period January 1, 2013 to October 6, 2013.

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
Leasing
On a combined basis, we, our predecessor and the non-controlled entities, signed 1.2 million, 0.8 million, and 1.1 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2015, 2014, and 2013, respectively.
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
As of December 31, 2015, there were approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.9% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 7.7% and 7.3% of net rentable square footage of the properties in our portfolio will expire in 2016 and in 2017, respectively. These leases are expected to represent approximately 8.1% and 8.1%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
For the year ended December 31, 2015, the Empire State Building Observatory hosted 4.1 million visitors, compared to 4.3 million visitors for the same period in 2014. Observatory revenue for the year ended December 31, 2015 was $112.2 million, a 0.6% increase from $111.5 million for the year ended December 31, 2014. Both full year 2015 and 2014 had 15 bad weather weekend days.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the year ended December 31, 2015, we derived $20.9 million of revenue and $9.0 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2016 and 2023. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the upcoming Federal Communications Commission spectrum auction, and there is a new competitor in the market at One World Trade Center. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.
We have renewed and extended our leases with Univision Television Group from their current expirations in 2016 and 2018 to a new expiration in December 2025.  Three of our existing broadcast tenants, CBS Broadcasting, NBC Universal Media, and WNET have notified us that they will vacate the Empire State Building at the end of their current lease terms.  The non-renewing leases with CBS, NBC and WNET generated approximately $6.3 million in aggregate revenue in 2015, inclusive of expense reimbursements, and their leases expire in 2017 and 2018.  Revenue from Univision totaled approximately $2.9 million, inclusive of expense reimbursements in 2015. Effective beginning in January 2016, annual revenue from Univision will adjust to an initial amount of $1.9 million, and is subject to escalations.
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
Cost of Funds and Interest Rates
We expect future changes in interest rates will impact our overall performance. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. While we may seek to manage our exposure to future changes in rates, portions of our overall outstanding debt will likely remain at floating rates. As of December 31, 2015, our floating rate debt represented 18.6% of our indebtedness and 4.7% of total enterprise value. This floating rate debt included $305.0 million of borrowings as of December 31, 2015. Our floating rate debt may increase to the extent we use available borrowing capacity under our loans to fund capital improvements. We continually evaluate our debt maturities, and, based on management’s current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. As of December 31, 2015, excluding principal amortization, we have no debt maturing in 2016 and approximately $355.8 million of debt maturing in 2017.
Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from observatory and/or broadcasting operations at One World Trade Center and, to a lesser extent, from the observatory at Rockefeller Center and the broadcasting facility at Four Times Square, could have a negative impact on revenues from our observatory and/or broadcasting operations. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

Critical Accounting Estimates
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and with the rules and regulations of the SEC represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly-owned subsidiaries as well as our operating partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2013 and 2014 consolidated financial statements have been reclassified to conform to the presentation used for 2015.
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
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. We had no VIEs as of December 31, 2015 and 2014.
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

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets and in the consolidated statements of operations by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of our predecessor have been prepared on a combined basis, there is no non-controlling interest for our predecessor for the period presented.
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
Income Taxes
We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2015. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.
We have elected to treat ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, and ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction (through cessation of our construction business in the first quarter of 2015), restaurant, cafeterias, health clubs and certain cleaning operations, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our taxable REIT subsidiaries account for their income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the taxable REIT subsidiaries' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The taxable REIT subsidiaries periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2015 and 2014, we do not have a liability for uncertain tax positions. As of December 31, 2015, the tax years ended December 31, 2012 through December 31, 2015 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Two of the limited liability companies in our Predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). In 2013, one of these entities generated a loss for NYCUBT purposes while the other entity generated income. No provision or liability for U.S. federal, state, or local income taxes has been included in our Predecessor's consolidated financial statements as 2013 taxable income as referred to above was fully offset by a NYCUBT net operating loss carry forward from previous years. As a result of the consolidation and concurrent liquidation of the entities that had previously been subject to the NYCUBT, the NYCUBT net operating loss carryforward of $13.4 million at October 6, 2013 can no longer be used.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our floating rate indebtedness. As of December 31, 2015, our floating rate debt represented 4.7% of our total enterprise value. This floating rate debt consists of $305.0 million of borrowings under the unsecured term loan and revolving credit facilities.
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
We are exposed to interest rate changes primarily through unsecured term and credit facilities. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
During 2015, we entered into three interest rate LIBOR swaps with effective dates of July 5, 2017 and August 31, 2017 and an aggregate notional value of $465.0 million, which fixes interest rates at 2.1485% and 2.5050%, and mature between August 24, 2022 and July 5, 2027.
As of December 31, 2015, we had total outstanding floating rate debt obligations of $305.0 million. Based on our variable balances, interest expense would have increased by approximately $3.0 million for the year ended December 31, 2015, if short-term interest rates had been 1% higher. As of December 31, 2015, the weighted average interest rate on the $1.3 billion of fixed-rate indebtedness outstanding was 4.61% per annum, each with maturities at various dates through March 27, 2030.
As of December 31, 2015, the fair value of our outstanding debt was approximately $1.7 billion which was approximately $20.8 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of December 31, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No significant changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(a) Management's Report on Internal Control over Financial Reporting
Management of Empire State Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which appears in paragraph (b) of this Item 9A.

(b) Attestation report of the independent registered public accounting firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Empire State Realty Trust, Inc.
We have audited Empire State Realty Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Empire State Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Empire State Realty Trust, Inc. as of December 31, 2015 (Successor) and 2014 (Successor), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity/owners’ equity/(deficit) (Predecessor) and cash flows for the years ended December 31, 2015 (Successor) and December 31, 2014 (Successor), for the period from October 7, 2013 through December 31, 2013 (Successor) and for the period from January 1, 2013 to October 6, 2013 (Predecessor) of Empire State Realty Trust, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 26, 2016
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (which is scheduled to be held on May 31, 2016), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or about April 18, 2016, or our Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

The information under Item 5 of this Form 10-K under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

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

EMPIRE STATE REALTY TRUST, INC.

Date: February 26, 2016                             By:/s/ Anthony E. Malkin
Chairman and Chief Executive Officer

Date: February 26, 2016                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer

Date: February 26, 2016                             By:/s/ Andrew J. Prentice
Senior Vice President,
Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 26, 2016
Anthony E. Malkin
(Principal Executive Officer)

/s/ David A. Karp	Executive Vice President and Chief Financial Officer	February 26, 2016
David A. Karp
(Principal Financial Officer)

/s/ Andrew J. Prentice	Senior Vice President, Chief Accounting Officer and Treasurer	February 26, 2016
Andrew J. Prentice	(Principal Accounting Officer)

/s/ William H. Berkman	Director	February 26, 2016
William H. Berkman

/s/ Alice M. Connell	Director	February 26, 2016
Alice M. Connell

/s/ Thomas J. DeRosa	Director	February 26, 2016
Thomas J. DeRosa

/s/ Steven J. Gilbert	Director	February 26, 2016
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 26, 2016
S. Michael Giliberto

/s/ James D. Robinson IV	Director	February 26, 2016
James D. Robinson IV

Exhibit Index

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 8 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 27, 2013.

3.2	Amended and Restated Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 19, 2015.
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

10.24
Indemnification Agreement among Empire State Realty Trust, Inc. and John B. Kessler, dated February 1, 2015, incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed with the SEC on February 27, 2015.

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

10.31
Indemnification Agreement among Empire State Realty Trust, Inc. and James D. Robinson IV, dated December 23, 2014, incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K filed with the SEC on February 27, 2015.

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

10.36+
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and John B. Kessler, dated February 1, 2015, incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K filed with the SEC on February 27, 2015.

10.37
Credit Agreement (Unsecured Revolving Credit Facility) dated January 23, 2015 among Empire State Realty OP, L.P., ESRT Empire State Building, L.L.C., Empire State Realty Trust, Inc., the subsidiaries of Empire State Realty OP, L.P. from time to time party thereto, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA and the other lenders party thereto, incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K filed with the SEC on February 27, 2015.

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

10.42
Term Loan Agreement, dated August 24, 2015, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent, the lenders party thereto, Capital One, National Association, as syndication agent, and PNC Bank, National Association, as documentation agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 25, 2015

10.43
Note Purchase Agreement, dated March 27, 2015, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 30, 2015.

10.44
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated July 15, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on July 21, 2014.

10.45
Registration Rights Agreement, dated August 12, 2014, by and among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

10.46
Form of Asset and Property Management Agreement, incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

10.47	Form of Services Agreement, incorporated by reference to Exhibit 10.19 to Amendment No. 6 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.
21.1*	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.
+ Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

EMPIRE STATE REALTY TRUST

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets of the Company as of December 31, 2015 and 2014	F-2

Consolidated Statements of Operations of the Company for the year ended December 31, 2015, 2014 and for the period October 7, 2013 to December 31, 2013 and Empire State Realty Trust, Inc. Predecessor for the period from January 1, 2013 to October 6, 2013
F-3

Consolidated Statements of Comprehensive Income (Loss) of the Company for the year ended December 31, 2015, 2014 and for the period October 7, 2013 to December 31, 2013 and Empire State Realty Trust, Inc. Predecessor for the period from January 1, 2013 to October 6, 2013
F-4

Consolidated Statements of Stockholders' Equity of the Company for the year ended December 31, 2015, 2014 and for the period October 7, 2013 to December 31, 2013 and Empire State Realty Trust, Inc. Predecessor Owners' Deficit for the period January 1, 2013 to October 6, 2013 and the year ended December 31, 2012
F-5

Consolidated Statements of Cash Flows of the Company for the year ended December 31, 2015, 2014 and for the period October 7, 2013 to December 31, 2013 and Empire State Realty Trust, Inc. Predecessor for the period January 1, 2013 to October 6, 2013
F-7

Notes to Consolidated Financial Statements of the Company and Empire State Realty Trust, Inc. Predecessor	F-9

Financial Statement Schedules -
Schedule II - Valuation and Qualifying Accounts	F-55
Schedule III - Real Estate and Accumulated Depreciation	F-56

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Empire State Realty Trust, Inc.
We have audited the accompanying consolidated balance sheets of Empire State Realty Trust, Inc. (the Company or Successor) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity/owners’ equity/(deficit)(Predecessor) and cash flows for the years ended December 31, 2015 (Successor) and December 31, 2014 (Successor), for the period from October 7, 2013 through December 31, 2013 (Successor) and for the period from January 1, 2013 to October 6, 2013 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire State Realty Trust, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 (Successor) and December 31, 2014 (Successor), for the period from October 7, 2013 through December 31, 2013 (Successor) and for the period from January 1, 2013 to October 6, 2013 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Empire State Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 26, 2016

Empire State Realty Trust, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

ASSETS	December 31, 2015	December 31, 2014
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,498	6,986
Building and improvements	2,067,636	1,931,681
	2,276,330	2,139,863
Less: accumulated depreciation	(465,584)	(377,552)
Commercial real estate properties, net	1,810,746	1,762,311
Cash and cash equivalents	46,685	45,732
Restricted cash	65,880	60,273
Tenant and other receivables, net of allowance of $2,792 and $1,427 in 2015 and 2014, respectively	18,782	23,745
Deferred rent receivables, net of allowance of $245 and $420 in 2015 and 2014, respectively	122,048	102,104
Prepaid expenses and other assets	50,460	48,504
Deferred costs, net	310,679	357,462
Acquired below market ground leases, net	383,891	391,887
Goodwill	491,479	491,479
Total assets	$3,300,650	$3,283,497
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$747,661	$898,998
Senior unsecured notes	587,018	234,980
Unsecured term loan facility	262,545	—
Unsecured revolving credit facility	35,192	—
Term loan and credit facility	—	464,676
Accounts payable and accrued expenses	111,099	96,563
Acquired below market leases, net	104,171	138,859
Deferred revenue and other liabilities	31,388	27,876
Tenants’ security deposits	48,890	40,448
Total liabilities	1,927,964	1,902,400
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 118,903,312 shares issued and outstanding and 106,030,449 shares issued and outstanding in 2015 and 2014, respectively	1,189	1,060
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,120,067 and 1,161,438 shares issued and outstanding in 2015 and 2014, respectively	11	12
Additional paid-in capital	469,152	406,853
Accumulated other comprehensive loss	(883)	—
Retained earnings	55,260	60,713
Total Empire State Realty Trust, Inc.'s stockholders' equity	524,729	468,638
Non-controlling interests in operating partnership	839,953	904,455
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2015 and 2014	8,004	8,004
Total equity	1,372,686	1,381,097
Total liabilities and equity	$3,300,650	$3,283,497
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	The Company			The Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013

Revenues:
Rental revenue	$447,784	$400,825	$79,987	$148,690
Tenant expense reimbursement	79,516	67,651	15,836	21,272
Observatory revenue	112,172	111,541	23,735	—
Construction revenue	1,981	38,648	5,265	18,636
Third-party management and other fees	2,133	2,376	550	5,067
Other revenue and fees	14,048	14,285	2,210	12,407
Total revenues	657,634	635,326	127,583	206,072
Operating expenses:
Property operating expenses	160,969	151,048	34,055	41,297
Ground rent expenses	9,326	5,339	398	—
Marketing, general, and administrative expenses	38,073	39,037	16,379	23,600
Observatory expenses	29,843	29,041	5,687	—
Construction expenses	3,222	38,596	5,468	19,821
Real estate taxes	93,165	82,131	17,191	24,331
Formation transaction expenses	—	—	—	4,507
Acquisition expenses	193	3,382	138,140	—
Depreciation and amortization	171,474	145,431	27,375	38,963
Total operating expenses	506,265	494,005	244,693	152,519
Total operating income (loss)	151,369	141,321	(117,110)	53,553
Other income (expense):
Equity in net income of non-controlled entities	—	—	—	14,875
Interest expense	(67,492)	(66,456)	(13,147)	(50,660)
Settlement expense	—	—	—	(55,000)
Gain on consolidation of non-controlled entities	—	—	322,563	—
Income (loss) before income taxes	83,877	74,865	192,306	(37,232)
Income tax (expense) benefit	(3,949)	(4,655)	1,125	—
Net income (loss)	79,928	70,210	193,431	(37,232)
Private perpetual preferred unit distributions	(936)	(476)	—	—
Net income attributable to non-controlling interests	(45,262)	(43,067)	(118,186)	—
Net loss attributable to the predecessor	—	—	—	37,232
Net income attributable to common stockholders	$33,730	$26,667	$75,245	$—

Total weighted average shares:
Basic	114,245	97,941	95,463
Diluted	266,621	254,506	244,420

Net income per share attributable to common stockholders:
Basic	$0.30	$0.27	$0.79
Diluted	$0.29	$0.27	$0.79

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Consolidated Statements of Comprehensive Income (Loss)
(amounts in thousands)

	The Company			The Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013

Net income (loss)	$79,928	$70,210	$193,431	$(37,232)
Comprehensive income (loss):
Unrealized loss on valuation of interest rate swap agreements	(1,922)	—	—	—
Comprehensive income (loss)	(1,922)	—	—	—
Comprehensive income (loss)	78,006	70,210	193,431	(37,232)
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(46,198)	(43,543)	(118,186)	—
Comprehensive loss attributable to non-controlling interests	1,100	—	—	—
Comprehensive income (loss) attributable to common stockholders	$32,908	$26,667	$75,245	$(37,232)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Consolidated Statements of Stockholders' Equity/Owners' Deficit
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Predecessor's Owners' Deficit	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2012	—	$—	—	$—	$—	$—	$—	$—	$(10,859)	$—	$—	$(10,859)
Net loss	—	—	—	—	—	—	—	—	(37,232)	—	—	(37,232)
Contributions	—	—	—	—	—	—	—	—	8,223	—	—	8,223
Deemed contribution	—	—	—	—	—	—	—	—	55,000	—	—	55,000
Distributions	—	—	—	—	—	—	—	—	(155,112)	—	—	(155,112)
Balance at October 6, 2013	—	—	—	—	—	—	—	—	(139,980)	—	—	(139,980)
The Company
Issuance of Class A Common Stock, net of costs	82,225	822	—	—	959,746	—	—	960,568	—	—	—	960,568
Issuance of Class A Common Stock, Class B Common Stock, and non-controlling interests related to the formation transactions	12,106	121	1,122	11	—	—	—	132	—	738,818	—	738,950
Payments in cash to certain holders that are non-accredited investors or who elected to receive cash for their equity interests in the formation transactions	—	—	—	—	—	—	—	—	—	(733,262)	—	(733,262)
Equity allocation for the equity consideration paid to continuing investors in the formation transactions	—	—	—	—	(643,559)	—	—	(643,559)	139,980	503,579	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	—	2,621	—	2,621
Restricted stock	153	2	—	—	371	—	—	373	—	—	—	373
Dividends and distributions	—	—	—	—	—	—	(7,601)	(7,601)	—	(11,915)	—	(19,516)
Net income	—	—	—	—	—	—	75,245	75,245	—	118,186	—	193,431
Balance at December 31, 2013	94,484	945	1,122	11	316,558	—	67,644	385,158	—	618,027	—	1,003,185
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Consolidated Statements of Stockholders' Equity/Owners' Deficit
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Predecessor's Owners' Deficit	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Issuance of Class A common stock, Class B common stock, and non-controlling interests related to the acquisition of the option properties	2,556	25	110	1	44,372	—	—	44,398	—	334,930	—	379,328
Redemption of operating partnership units	—	—	—	—	—	—	—	—	—	(829)	—	(829)
Issuance of private perpetual preferred units in exchange for common units	—	—	—	—	—	—	—	—	—	(8,004)	8,004	—
Equity component of senior unsecured notes	—	—	—	—	4,857	—	—	4,857	—	8,347	—	13,204
Conversion of operating partnership units and Class B shares to Class A shares	8,995	90	(71)	—	40,611	—	—	40,701	—	(40,701)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	—	3,265	—	3,265
Restricted stock, net of forfeitures	(5)	—	—	—	455	—	—	455	—	—	—	455
Dividends and distributions	—	—	—	—	—	—	(33,598)	(33,598)	—	(53,647)	(476)	(87,721)
Net income	—	—	—	—	—	—	26,667	26,667	—	43,067	476	70,210
Balance at December 31, 2014	106,030	1,060	1,161	12	406,853	—	60,713	468,638	—	904,455	8,004	1,381,097
Conversion of operating partnership units and Class B shares to Class A shares	12,859	129	(41)	(1)	62,003	(61)	—	62,070	—	(62,070)	—	—
Equity compensation:
LTIP units, net of forfeitures	—	—	—	—	—	—	—	—	—	5,187	—	5,187
Restricted stock, net of forfeitures	14	—	—	—	296	—	—	296	—	—	—	296
Dividends and distributions	—	—	—	—	—	—	(39,183)	(39,183)	—	(51,781)	(936)	(91,900)
Net income	—	—	—	—	—	—	33,730	33,730	—	45,262	936	79,928
Unrealized loss on valuation of interest rate swap agreements	—	—	—	—	—	(822)	—	(822)	—	(1,100)	—	(1,922)
Balance at December 31, 2015	118,903	$1,189	1,120	$11	$469,152	$(883)	$55,260	$524,729	$—	$839,953	$8,004	$1,372,686

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Consolidated Statements of Cash Flows
(amounts in thousands)

	The Company			The Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013

Cash Flows From Operating Activities
Net income (loss)	$79,928	$70,210	$193,431	$(37,232)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	171,474	145,431	27,375	38,963
Amortization of deferred finance costs and debt premiums and discount	1,698	3,956	152	11,512
Amortization of acquired above and below-market leases, net	(19,353)	(14,095)	(1,911)	—
Amortization of acquired below-market ground leases	7,996	4,603	426	—
Straight-lining of rental revenue	(21,220)	(39,715)	(8,932)	(3,383)
Equity based compensation	5,483	3,720	2,994	—
Gain on consolidation of non-controlled entities	—	—	(322,563)	—
Equity in net income of non-controlled entities	—	—	—	(14,875)
Distributions of cumulative earnings of non-controlled entities	—	—	—	3,391
Deemed contribution for settlement expense	—	—	—	55,000
Increase (decrease) in cash flows due to changes in operating assets and liabilities (excluding the effect of acquisitions):
Restricted cash	2,954	(4,987)	7,196	(633)
Tenant and other receivables	4,963	3,135	(7,590)	(80)
Deferred leasing costs	(31,367)	(12,132)	(8,916)	(9,771)
Prepaid expenses and other assets	(1,956)	(13,052)	(15,120)	3,084
Accounts payable and accrued expenses	(925)	(14,756)	11,917	26,481
Deferred revenue and other liabilities	3,512	6,240	(10,386)	924
Net cash provided by (used in) operating activities	203,187	138,558	(131,927)	73,381
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	(119)	9,345	(344)	(500)
Additions to building and improvements	(141,685)	(121,287)	(56,434)	(56,129)
Development costs	(512)	(527)	—	179
Acquisition of real estate property, net of cash received	—	(186,588)	—	—
Cash paid in the formation transactions to acquire the non-controlled properties, net of cash received	—	—	(563,529)	—
Net cash used in investing activities	(142,316)	(299,057)	(620,307)	(56,450)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Consolidated Statements of Cash Flows (continued)
(Amounts in Thousands)

	The Company			The Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from October 7, 2013 through December 31, 2013	Period from January 1, 2013 through October 6, 2013
Cash Flows From Financing Activities
Proceeds from unsecured revolving credit facility	655,000	—	—	—
Repayments of unsecured revolving credit facility	(615,000)	—	—	—
Proceeds from mortgage notes payable	—	191,000	—	102,947
Repayment of mortgage notes payable	(146,918)	(348,308)	(313,240)	(20,049)
Proceeds from senior unsecured notes	350,000	250,000	—	—
Proceeds from unsecured term loan	265,000	—	—	—
Proceeds from term loan and credit facility	—	435,600	335,000
Repayments of term loan and credit facility	(470,000)	(290,600)	(10,000)
Proceeds from unsecured loan payable	—	—	—	3,750
Repayment of unsecured notes payable	—	—	(7,350)	—
Deferred financing costs and equity issuance costs	(6,100)	(4,483)	(15,381)	(3,482)
Net proceeds from the sale of common stock	—	—	992,887	—
Deferred offering costs	—	—	—	(6,595)
Contributions from owners	—	—	—	3,924
Cash paid for equity interests in the formation transactions	—	—	(143,236)	—
Distributions to Predecessor owners	—	—	(123,147)	(31,965)
Private perpetual preferred unit distributions	(936)	(476)	—	—
Dividends paid to common stockholders	(39,183)	(33,598)	(7,601)	—
Distributions paid to noncontrolling interests in the operating partnership	(51,781)	(53,647)	(11,915)	—
Net cash provided by (used in) financing activities	(59,918)	145,488	696,017	48,530
Net increase (decrease) in cash and cash equivalents	953	(15,011)	(56,217)	65,461
Cash and cash equivalents—beginning of period	45,732	60,743	116,960	51,499
Cash and cash equivalents—end of period	$46,685	$45,732	$60,743	$116,960
Supplemental disclosures of cash flow information:
Cash paid for interest	$64,808	$60,621	$12,648	$38,380
Cash paid for income taxes	$4,465	$3,690	$329	$—
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$51,315	$36,920	$15,584	$1,812
Derivative instruments at fair values included in accounts payable and accrued expenses	1,922	—	—	—
Conversion of operating partnership units and Class B shares to Class A shares	62,003	40,611	—	—
Issuance of Class A Common Stock, Class B Common Stock, and operating partnership units in connection with the acquisition of real estate properties	—	379,328	457,493	—
Debt assumed with the acquisition of real estate properties	—	182,851	136,226	—
Reduction of equity for deferred offering costs	—	—	32,319	—
Acquisition of working capital (deficit), net of cash	—	(4,749)	6,061	—
Due to affiliates settled in Class A Common Stock, Class B Common Stock, or operating partnership units	—	—	4,299	—
Redemption of operating partnership units to repay other receivable	—	829	—	—
Accrued distributions to Predecessor owners	—	—	—	123,147
Distribution of real property to owners prior to the formation transactions	—	—	—	16,345
Distribution of unsecured loan and note payable - related party to owners prior to the formation transactions	—	—	—	14,739
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
As of December 31, 2015, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.3 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 518,792 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2015, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011. We did not have any assets other than cash and did not have any meaningful operating activity until the consummation of the initial public offering of our Class A common stock (the "Offering") and the related acquisition of our predecessor and certain non-controlled entities controlled by our predecessor on October 7, 2013.
Our operations commenced upon completion of the Offering and related formation transactions on October 7, 2013. Empire State Realty OP, L.P. (the "operating partnership") holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2015, we owned approximately 44.9% of the aggregate operating partnership units in our operating partnership. We, as the sole general partner in our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our operating partnership. Accordingly, our operating partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
We have two entities that elected to be treated as taxable REIT subsidiaries, or TRSs, and are owned by our operating partnership. The TRSs, through several wholly-owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services, cafeteria, restaurant and fitness center, property management and leasing, construction, and property maintenance.
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
For all periods prior to the completion of the Offering and formation transactions, our predecessor results of operations contain unconsolidated results for certain non-controlled entities (as defined below) that owned interests in the Empire State Building, 1350 Broadway, 1333 Broadway, and 501 Seventh Avenue, which were accounted for by our predecessor under the equity method of accounting and make up a significant portion of our company subsequent to the completion of the Offering and formation transactions. Our results of operations for the period January 1, 2013 to October 6, 2013 reflect the financial condition and results of operations of our predecessor. Our financial condition as of December 31, 2015 and 2014 and results of operations for the period October 7, 2013 to December 31, 2013 and the years ended December 31, 2014 and 2015 reflect the financial condition and results of operations of our predecessor consolidated with the non-controlling interests in those four properties we acquired at the time of the Offering and formation transactions.
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
On September 28, 2012, a Stipulation of Settlement resolving the original class actions was entered into. The terms of the settlement include, amongst other things, a payment of $55.0 million, with a minimum of 80% in cash and a maximum of 20% in freely-tradable shares of common stock and/or operating partnership units. As the payment is to be fully made by the principal owners of certain predecessor entities, $55.0 million was recorded as settlement expense in our predecessor's statement of operations, with a corresponding $55.0 million capital contribution to our predecessor at that time. Substantially all of the fund has been distributed, but a small amount remains outstanding.
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
    Our predecessor's consolidated financial statements include all the accounts and operations of our predecessor. The real estate entities included in the accompanying consolidated financial statements have been combined on the basis that, for the periods presented, such entities were under common control, common management and common ownership of the sponsors. Equity interests in the combining entities that were not controlled by the sponsors are shown as investments in non-controlled entities. We acquired these interests as a result of the formation transactions.
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Our predecessor consolidated variable interest entities, or VIEs, in which it was considered a primary beneficiary. We had no VIEs as of December 31, 2015 and 2014.
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
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets and in the consolidated statements of operations by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. As the financial statements of our predecessor have been prepared on a combined basis, there is no non-controlling interest for our predecessor for the period presented.
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
Revenue Recognition
Rental Revenue
Rental revenue includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. We account for all of our leases as operating leases. Deferred rent receivables, including free rental periods and leasing arrangements allowing for increased base rent payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective non-cancellable lease terms. Differences between rental income recognized and amounts due under the respective lease agreements are recognized as an increase or decrease to deferred rents receivable.
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
In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in an index such as the Consumer Price Index over the index value in effect during a base year, or contain fixed percentage increases over the base rent to cover escalations.
We will recognize rental revenue of acquired in-place above- and below-market leases at their fair values over the terms of the respective leases, including, for below-market leases, fixed option renewal periods, if any.
Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Total lease cancellation fees for the years ended December 31, 2015, 2014, and 2013 were $2.0 million, $6.1 million, and $1.6 million, respectively. Such fees are included in other income and fees in our consolidated statements of operations.

Observatory Revenue
Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of December 31, 2015 and 2014 was $5.1 million and $4.5 million, respectively.
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
Third-Party Management, Leasing and Other Fees
We earn revenue arising from contractual agreements with related party entities for asset and property management services. This revenue is recognized as the related services are performed under the respective agreements in place.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2015, 2014, and 2013 was $8.7 million, $10.0 million and $4.2 million, respectively, and is included within operating expenses in our consolidated statements of operations.
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
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to operations as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. Capitalization of interest ceases when the property is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2015, 2014 and 2013.
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
Restricted Cash
Restricted cash consists of amounts held for tenants in accordance with lease agreements such as security deposits and amounts held by lenders and/or escrow agents to provide for future real estate tax expenditures and insurance expenditures, tenant vacancy related costs, debt service obligations.
Tenant and Other Receivables
Tenant and other accounts receivable, other than deferred rent receivable, are expected to be collected within one year.
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
As of December 31, 2015 and 2014, we had no equity method investments.
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
The fair value of derivative instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Although the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counterparties. The impact of such credit valuation adjustments, determined based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives were classified as Level 2 of the fair value hierarchy.
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
Income Taxes
We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2015. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.
We have elected to treat ESRT Observatory TRS, L.L.C., our subsidiary which holds our observatory operations, and ESRT Holdings TRS, L.L.C., our subsidiary that holds our third party management, construction (through cessation of our construction business in the first quarter of 2015), restaurant, cafeteria, health clubs and certain cleaning operations, as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our taxable REIT subsidiaries accounts for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The calculation of the taxable REIT subsidiaries' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The taxable REIT subsidiaries periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2015 and 2014, we do not have a liability for uncertain tax positions. As of December 31, 2015, the tax years ended December 31, 2012 through December 31, 2015 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Two of the limited liability companies in our Predecessor had non-real estate income subject to New York City unincorporated business tax (“NYCUBT”). In 2013, one of these entities generated a loss for NYCUBT purposes while the other entity generated income. No provision or liability for U.S. federal, state, or local income taxes has been included in our Predecessor's consolidated financial statements as 2013 taxable income referred to above was fully offset by a NYCUBT net operating loss carry forward from previous years. As a result of the consolidation and concurrent liquidation of the entities that had previously been subject to the NYCUBT, the NYCUBT net operating loss carryforward of $13.4 million at October 6, 2013 can no longer be used.
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
Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to include acquired lease intangibles, net as part of deferred costs, net, to present ground rent expense and income tax expense accounts separately and to reclassify acquisition expenses from other expenses to operating expenses.

Recently Issued or Adopted Accounting Standards
During January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Liabilities, which makes targeted improvements to existing generally accepted accounting principles by requiring, among others, i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. ASU No. 2016-01 will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Previously, adjustments to provisional amounts were applied retrospectively. This update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 will be effective for fiscal years beginning January 1, 2016 and subsequent interim periods. We do not expect the adoption of this new accounting standard to have a material impact on our financial statements.
During June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements, which contains amendments that represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU No. 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon its issuance. We do not expect the adoption of this new accounting standard to have a material impact on our financial statements.
During April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. ASU No. 2015-03 was amended in August 2015 by ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of

Debt Issuance Costs Associated with Line-of-Credit Arrangements, to add to the Codification SEC staff guidance that the SEC staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The SEC Observer to the Emerging Issues Task Force announced the staff guidance in response to questions that arose after the FASB issued ASU No. 2015-03. We elected to early adopt ASU 2015-03 as of December 31, 2015, and retrospectively reclassified $13.0 million of debt issuance costs as of December 31, 2014 from deferred costs, net to mortgage notes payable, senior unsecured notes, unsecured term loan facility and unsecured revolving credit facility.
During February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU No. 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. The standard allows for either a full retrospective or a modified retrospective approach to adoption. We do not expect the adoption of this new accounting standard to have a material impact on our financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard will replace all current U.S. GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
During April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective prospectively for fiscal years beginning after December 15, 2014. The adoption of ASU No. 2014-08 did not have a material impact on our financial statements.
3. Acquisitions
2014 Acquisitions
On July 15, 2014, we acquired the ground and operating lease at 111 West 33rd Street (formerly known as 112 West 34th Street) (and the fee title to 122 West 34th Street) for $423.6 million, consisting of $87.7 million by assumption of existing mortgage debt, $106.9 million in cash and $229.0 million in shares of Class A and Class B common stock and Series PR OP units. In connection with this transaction, we issued 1,217,685 shares of Class A common stock and 77,945 shares of Class B common stock at a share price of $16.65 and 12,457,379 Series PR OP Units at a unit price of $16.65.
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

4. Investments in Non-controlled Entities
We had no investment in in non-controlled entities as of December 31, 2015 and 2014.
On October 7, 2013, as part of the Offering and formation transactions, we acquired the assets and liabilities held by the four non-controlled entities (see discussion in Note 3). The investments in non-controlled entities consisted of the following for the period January 1, 2013 through October 6, 2013:

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
The following reflects summarized financial information of the non-controlled entities for the period January 1, 2013 through October 6, 2013 (amounts in thousands):

	Period from January 1, 2013 to October 6, 2013
Statements of Operations	Empire State Building Co.	1333 Broadway Associates	1350 Broadway Associates	501 Seventh Avenue Associates	Total
Revenue:
Rental revenue and other	$101,496	$11,711	$16,439	$13,991	$143,637
Observatory revenue	76,687	—	—	—	76,687
Total revenue	178,183	11,711	16,439	13,991	220,324
Expenses:
Operating expenses—rental	89,670	5,766	7,989	10,830	114,255
Operating expenses—overage rent	10,894	—	—	106	11,000
Operating expenses—observatory	17,150	—	—	—	17,150
Interest	—	3,620	2,461	—	6,081
Depreciation and amortization	10,997	2,186	3,264	1,127	17,574
Total expenses	128,711	11,572	13,714	12,063	166,060
Net income	$49,472	$139	$2,725	$1,928	$54,264
Our predecessor's share of equity in net income of non-controlled entities	$13,467	$70	$1,179	$159	$14,875

5. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following at December 31, (amounts in thousands):

	2015	2014
Leasing costs	$121,864	$100,653
Acquired in-place lease value and deferred leasing costs	285,902	304,916
Acquired above-market leases	81,680	84,633
	489,446	490,202
Less: accumulated amortization	(178,767)	(132,740)
Total deferred costs, net	$310,679	$357,462
Amortization expense related to deferred leasing and acquired deferred leasing costs was $25.4 million, $21.9 million, and $10.6 million, for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization expense related to acquired lease intangibles was $37.7 million, $33.7 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortizing acquired intangible assets and liabilities consisted of the following at December 31, (amounts in thousands):

	2015	2014
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(13,025)	(5,029)
Acquired below-market ground leases, net	$383,891	$391,887

	2015	2014
Acquired below-market leases	$(163,290)	$(169,805)
Less: accumulated amortization	59,119	30,946
Acquired below-market leases, net	$(104,171)	$(138,859)
Rental revenue related to the amortization of below market leases, net of above market leases was $19.4 million, $14.1 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining weighted-average amortization period as of December 31, 2015 is 26.0 years, 4.9 years, 4.0 years and 4.5 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2016	$7,831	$32,756	$9,283
2017	7,831	25,331	5,658
2018	7,831	19,298	6,338
2019	7,831	16,534	6,552
2020	7,831	13,389	3,453
Thereafter	344,736	64,027	18,643
	$383,891	$171,335	$49,927
As of December 31, 2015, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
We performed an annual review of goodwill for impairment and concluded there was no impairment of goodwill. Our methodology to review goodwill impairment, which includes a significant amount of judgment and estimates, provides a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.

6. Debt
Debt consisted of the following as of December 31, 2015 and 2014 (amounts in thousands):

			As of December 31, 2015
	Principal Balance as of December 31, 2015	Principal Balance as of December 31, 2014	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Union Square	$20,289	$20,641	6.00%	6.76%	5/1/2017
10 Bank Street	32,214	32,847	5.72%	6.21%	6/1/2017
1542 Third Avenue	18,222	18,628	5.90%	6.59%	6/1/2017
First Stamford Place	238,765	242,294	5.65%	6.17%	7/5/2017
383 Main Avenue	29,269	29,852	5.59%	6.02%	7/5/2017
1010 Third Avenue and 77 West 55th Street	27,064	27,595	5.69%	6.37%	7/5/2017
1333 Broadway	68,646	69,575	6.32%	3.79%	1/5/2018
1400 Broadway
(first lien mortgage loan)	68,732	69,689	6.12%	3.37%	2/5/2018
(second lien mortgage loan)	9,600	9,803	3.35%	3.36%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	76,406	77,484	6.01%	3.33%	4/5/2018
(second lien mortgage loan)	9,640	9,763	6.56%	3.63%	4/5/2018
1350 Broadway	38,348	38,900	5.87%	3.77%	4/5/2018
Metro Center	97,950	99,845	3.59%	3.68%	11/5/2024
Total fixed rate mortgage debt	735,145	746,916
Floating rate mortgage debt
1359 Broadway(3)	—	44,146
One Grand Central Place(3)	—	91,000
Total floating rate mortgage debt	—	135,146
Total mortgage debt	735,145	882,062
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes payable:
Series A	100,000	—	3.93%	3.93%	3/27/2025
Series B	125,000	—	4.09%	4.09%	3/27/2027
Series C	125,000	—	4.18%	4.18%	3/27/2030
Unsecured term loan facility	265,000	—	(5)	(5)	8/24/2022
Unsecured revolving credit facility	40,000	—	(4)	(4)	1/23/2019
Secured revolving credit facility	—	170,000	(4)	(4)
Secured term credit facility	—	300,000	(4)	(4)
Total principal	1,640,145	1,602,062
Unamortized premiums, net of unamortized discount	5,181	9,590
Deferred financing costs, net	(12,910)	(12,998)
Total	$1,632,416	$1,598,654
______________

(1)	The effective rate is the yield as of December 31, 2015, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Repaid in 2015.

(4)
The secured revolving and term credit facility was terminated on January 23, 2015, concurrent with entering into the unsecured revolving credit facility. At December 31, 2015, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at December 31, 2015 was 1.58%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at December 31, 2015 was 2.03%. Pursuant to a forward interest rate swap agreement, the LIBOR rate was fixed at 2.1485% for $265.0 million of the unsecured term loan facility for the period beginning on August 31, 2017 through maturity.

Principal Payments
Aggregate required principal payments at December 31, 2015 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2016	$12,387	$—	$12,387
2017	10,070	355,761	365,831
2018	2,880	262,210	265,090
2019	2,188	290,000	292,188
2020	2,268	—	2,268
Thereafter	9,706	692,675	702,381
Total principal maturities	$39,499	$1,600,646	$1,640,145
Deferred Financing Costs
Deferred financing costs, net, consisted of the following at December 31, (amounts in thousands):

	2015	2014
Financing costs	$20,882	$17,334
Less: accumulated amortization	(7,972)	(4,336)
Total deferred financing costs, net	$12,910	$12,998
Amortization expense related to deferred financing costs was $6.1 million, $7.6 million, and $12.7 million, for the years ended December 31, 2015, 2014, and 2013, respectively.
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

Concurrently with the entering into the unsecured revolving credit facility, on January 23, 2015, we terminated the secured revolving and term credit facility and wrote off $1.3 million of deferred financing costs. In connection with the termination of the existing facility, all of the guarantors thereunder were released from their guaranty obligations, all liens created thereby were terminated, and all collateral pledged thereunder was released.

The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. As of December 31, 2015, the unsecured revolving credit facility had an outstanding balance of $40.0 million.

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

As of December 31, 2015, we were in compliance with the covenants under the unsecured revolving credit facility.

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

Interest on the Senior Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness and effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and structurally subordinated to all liabilities and preferred equity of our subsidiaries.

The Senior Notes will mature on August 15, 2019, unless earlier exchanged, redeemed or repurchased. Holders may exchange their Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2019 only under the following circumstances: (i) during any calendar quarter beginning after September 30, 2014 (and only during such quarter) if the closing sale price of our Class A common stock is more than 130% of the then current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per 1,000 principal amount of the Senior Notes for each trading day during such five consecutive trading-day period in which the trading price per 1,000 principal amount of the Senior Notes for each trading day during such five trading-day period was less than 98% of the closing sale price of our Class A common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; (iii) if we call any or all of the Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions (significant consolidation, sale, merger, share exchange, fundamental change, etc.).

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

We have separately accounted for the liability and equity components of the Senior Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or the equity component. The bifurcation was done by estimating an effective interest rate as of the date of the issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 3.8% and was used to compute the fair value at the time of issuance for the indebtedness of $236.6 million. The gross proceeds from the issuance of the Senior Notes less the initial amount allocated to the indebtedness resulted in a $13.4 million allocation to the embedded conversion option which is included in Equity, net of financing costs, in the consolidated balance sheets as of December 31, 2015 and 2014. The resulting debt discount is being amortized over the five year period in which the Senior Notes are expected to be outstanding (that is, through maturity date) as additional non-cash interest expense. As of December 31, 2015 and 2014, the unamortized discount was $9.7 million and $12.3 million, respectively. The additional non-cash interest expense attributable to the Senior Notes will increase in subsequent reporting periods through the maturity date as the Senior Notes accrete to their par value over the same period.

Underwriting discounts and commissions and issuance costs totaled $3.1 million and were allocated to the indebtedness and the embedded conversion option on a pro-rata basis and accounted for as debt issuance costs and equity issuance costs, respectively. In this connection, $2.9 million attributable to the indebtedness was recorded as part of deferred costs, to be subsequently amortized using the effective interest method as interest expense over the expected term of the Senior Notes, and $0.2 million attributable to the embedded conversion option was recorded as a reduction to Equity in the consolidated balance sheets as of December 31, 2015 and 2014.

For the years ended December 31, 2015 and 2014, total interest expense related to the Senior Notes was $9.9 million and $3.8 million, respectively, consisting of (i) the contractual interest expense of $6.6 million and $2.5 million, respectively, (ii) the additional non-cash interest expense of $2.7 million and $1.1 million, respectively, related to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.6 million and $0.2 million, respectively.

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

The proceeds from the issuance of the Series A, B and C Senior Notes were used to repay outstanding mortgage debt, reduce amounts outstanding under the unsecured revolving credit facility and for other general corporate purposes. As of December 31, 2015, we were in compliance with the covenants under the Series A, B and C Senior Notes.

Senior Unsecured Term Loan Facility

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

The proceeds from the term loan facility were used to repay borrowings made under the unsecured revolving credit facility. As of December 31, 2015, we were in compliance with the covenants under the term loan facility.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Accounts payable and accrued expenses	$83,352	$68,488
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	1,922	—
Accrued interest payable	5,555	5,953
Due to affiliated companies	1,903	3,755
Accounts payable and accrued expenses	$111,099	$96,563
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

8. Financial Instruments and Fair Values

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.0 million. If we had breached any of these provisions at December 31, 2015, we could have been required to settle our obligations under the agreements at their termination value of $2.0 million.
As of December 31, 2015, we have three interest rate LIBOR swaps with an aggregate notional value of $465.0 million. The notional value does not represent exposure to credit, interest rate or market risks. The fair value of these derivative instruments, which is included in accounts payable and accrued expenses on the consolidated balance sheet, amounted to $1.9 million at December 31, 2015. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of December 31, 2015, these cash flow hedges are deemed effective and an unrealized loss of $1.9 million is reflected in the consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these debt. We estimate that no amount of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of December 31, 2015 and 2014 (dollar amounts in thousands):

	As of December 31, 2015					December 31, 2015		December 31, 2014
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(1,620)	$—	$—
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(148)	—	—
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(154)	—	—
						$—	$(1,922)	$—	$—
The table below shows the effect of our derivative financial instruments designated as cash flow hedges for the years ended December 31, 2015 and 2014 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2015	December 31, 2014
Amount of gain loss) recognized in other comprehensive income (loss) - effective portion	$(1,922)	—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense - effective portion	—	—
Amount of gain (loss) recognized in other Income/expense - ineffective portion	—	—

Fair Valuation
The estimated fair values at December 31, 2015 and 2014 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$1,922	$1,922	$—	$1,922	$—
Mortgage notes payable	747,661	752,350	—	—	752,350
Senior unsecured notes - exchangeable	238,208	251,391	—	—	251,391
Senior unsecured notes - Series A, B, and C	348,810	344,501	—	—	344,501
Unsecured revolving credit facility	35,192	40,000	—	—	40,000
Unsecured term loan facility	262,545	265,000	—	—	265,000

	December 31, 2014
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Mortgage notes payable	$898,998	$912,365	$—	$—	$912,365
Senior unsecured notes - exchangeable	234,980	253,469	—	—	253,469
Term loan and credit facility	464,676	470,000	—	—	470,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2015 and 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

As of December 31, 2015, we were entitled to the following future contractual minimum lease payments on non-cancellable operating leases to be received which expire on various dates through 2031 (amounts in thousands):

2016	$423,874
2017	401,147
2018	358,731
2019	325,703
2020	284,462
Thereafter	1,248,224
$3,042,141
The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
10. Commitments and Contingencies
Legal Proceedings

Litigation
Except as described below, as of December 31, 2015, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions, will not materially affect our consolidated financial position, operating results or liquidity.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for reargument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014 and the court dismissed the motion by order dated September 18, 2014. On October 20, 2014, the investors moved to re-argue that dismissal. That motion was denied on December 17, 2014, and counsel for these investors has represented that the investors do not intend to pursue further appellate review of the court’s April 30, 2013 ruling rejecting the challenge to the buyout provision. On March 3, 2015, plaintiffs' counsel filed a motion with the court for its approval of distribution of the net settlement fund. In that motion plaintiffs' counsel also asked for additional fees and expenses to be paid out of the fund. On March 20, 2015, Malkin Holdings LLC filed a response to that motion in which it supported distribution of the fund and took no position on additional fees and expenses. No opposition to the motion was filed and the court granted the motion. Substantially all of the net settlement fund has been distributed to the class, but a small amount remains outstanding.
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
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent, and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion to dismiss was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The motion was denied on March 5, 2015. The plaintiffs perfected this appeal by filing their brief and the appellate record with the court on March 23, 2015. Oral argument on the appeal was held on October 28, 2015. On November 25, 2015, the appellate court affirmed dismissal of the Second Class Actions. The plaintiffs have moved the appellate court for leave to appeal to the New York Court of Appeals. That motion is fully submitted and awaiting a ruling from the appellate court.

We will incur costs in connection with this litigation. If an appeal were successful and the court were ultimately to rule against the defendants, there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief. At this time, due to the spectrum of remedies which may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants, we cannot reasonably assess the timing or outcome of this litigation and any related indemnification obligations, estimate the amount of loss, or assess their effect, if any, on our financial statements.

On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Actions) who opted out of the Original Class Actions filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, as respondents, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they plan to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. Discovery in the arbitration is proceeding and the hearings are scheduled to commence May 24, 2016.

As with the prior claims challenging the consolidation and related matters, the defendants believe the allegations in the arbitration are entirely without merit and they intend to defend vigorously.

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

Ground Lease Commitments
We make payments under ground leases related to three of our properties. Minimum rent is expensed on a straight-line basis over the non-cancellable term of the leases. The ground leases are due to expire between the years 2050 and 2077. Future minimum lease payments to be paid over the terms of the leases are as follows (amounts in thousands):

2016	$1,518
2017	1,518
2018	1,518
2019	1,518
2020	1,518
Thereafter	56,730
Total	$64,320

Unfunded Capital Expenditures
At December 31, 2015, we estimate that we will incur approximately $51.2 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables. At December 31, 2015, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.

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
Major Customers and Other Concentrations
For the year ended December 31, 2015, other than three tenants who account for 6.7%, 3.5% and 2.0% of rental revenues, no other tenant in our portfolio account for more than 2.0% of rental revenues. For the year ended December 31, 2014, other than three tenants who accounted for 8.2%, 4.2% and 2.3% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
For the years ended December 31, 2015 and 2014, five properties accounted for the following percent of total rental revenues. In 2015, no other property accounted for more than 5.0% of total rental revenues.

	Year Ended December 31,
	2015	2014
Empire State Building	31.4%	33.9%
One Grand Central Place	12.2%	13.5%
111 West 33rd Street (formerly known as 112 West 34th Street)	8.3%	4.4%
1400 Broadway	7.7%	3.9%
First Stamford Place	6.5%	7.0%
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2015, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of December 31, 2015, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.

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

We participate in various unions. The union which has significant employees and costs is as follows:
32BJ
We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011, September 28, 2012, September 27, 2013, September 26, 2014, and September 28, 2015, the actuary certified that for the plan years beginning July 1, 2010, July 1, 2011 and July 1, 2012, July 1, 2013, July 1, 2014 and July 1, 2015, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2015, 2014 and 2013, the Pension Plan received contributions from employers totaling $242.3 million, $224.5 million and $221.9 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2015, 2014 and 2013, the Health Plan received contributions from employers totaling $1.1 billion, $1.0 billion and $923.5 million, respectively.

Terms of Collective Bargaining Agreements
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2016 through December 31, 2019 (prior agreement was from January 1, 2012 through December 31, 2015).

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2014, 2013 and 2012 are included in the table below (amounts in thousands):

Benefit Plan	2015	2014	2013
Pension Plans (pension and annuity)*	$3,077	$2,871	$1,201
Health Plans**	8,296	7,628	3,319
Other***	619	319	232
Total plan contributions	$11,992	$10,818	$4,752

*	Pension plans include $0.7 million, $0.8 million and $0.4 million for the years ended 2015, 2014 and 2013, respectively, to multiemployer plans not discussed above.
** Health plans include $1.4 million, $1.5 million and $0.8 million for the years ended 2015, 2014 and 2013, respectively, to multiemployer plans not discussed above.
*** Other includes $0.2 million, $0.08 million and $0.05 million for the years ended 2015, 2014 and 2013, respectively, in connection with other multiemployer plans not discussed above for union costs which were not itemized between pension and health plans.

The increase in plan contributions in 2015 is mainly due to the acquisition of two properties during July 2014 which resulted in a full year's contributions in 2015 for the employees covered by these benefit plans.

11. Equity
Shares and Units
An operating partnership unit ("OP Unit") and a share of our common stock have essentially the same economic characteristics as they receive the same per unit profit distributions of our operating partnership. On the one-year anniversary of issuance, an OP Unit may be tendered for redemption for cash, however, we have sole and absolute discretion and the authorized common stock to exchange for shares of common stock on a one-for-one basis instead of cash.
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
The following is net income attributable to common stockholders and the issuance of our class A shares in exchange for the conversion of OP units into common stock (amounts in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Period from October 7, 2013 through December 31, 2013
Net income attributable to common stockholders	$33,730	$26,667	$75,245
Increase in additional paid-in capital for the conversion of OP units into common stock	62,003	40,611	—
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$95,733	$67,278	$75,245
As of December 31, 2015, there were approximately 267.6 million OP Units outstanding, of which approximately 120.0 million, or 44.9%, were owned by us and approximately 147.6 million, or 55.1%, were owned by other partners, including certain directors, officers and other members of executive management.
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

Dividends and Distributions
The following table summarizes the dividends declared and paid on our Class A common stock and Class B common stock for the years ended December 31, 2015 and 2014 and the period from October 7, 2013 to December 31, 2013:

Declaration Date	Record Date	Payment Date	Amount per Share
December 3, 2015	December 15, 2015	December 31, 2015	$0.0850
August 25, 2015	September 15, 2015	September 30, 2015	$0.0850
May 20, 2015	June 15, 2015	June 30, 2015	$0.0850
February 18, 2015	March 13, 2015	March 31, 2015	$0.0850

December 1, 2014	December 15, 2014	December 31, 2014	$0.0850
September 2, 2014	September 15, 2014	September 30, 2014	$0.0850
May 22, 2014	June 13, 2014	June 30, 2014	$0.0850
February 21, 2014	March 14, 2014	March 31, 2014	$0.0850

December 5, 2013	December 16, 2013	December 30, 2013	$0.0795 (1)
(1) Represents a pro-ration of a full quarter distribution of $0.085 per share.
Total dividends paid to common securityholders during 2015, 2014 and 2013 were $39.2 million, $33.6 million and $7.6 million, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, during 2015, 2014 and 2013 totaled $51.8 million, $53.6 million and $11.9 million, respectively. Total distributions paid to Preferred unitholders during 2015 and 2014 were $0.9 million and $0.5 million, respectively.
Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The 2015 and 2014 dividends of $0.34 per share and 2013 dividends of $0.0795 per share are classified for income tax purposes as 100.0% taxable ordinary dividend.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to our directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of approximately 12.2 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of December 31, 2015, approximately 10.2 million shares of common stock remain available for future issuance.
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

In January 2014, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 180,260 LTIP units that are subject to time-based vesting and 180,263 LTIP units that are subject to performance-based vesting, with fair market values of $2.5 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from the date of the grant, subject generally to the grantee's continued employment. The first installment vested on January 1, 2015 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2014. Following the completion of the three-year performance period, our compensation committee will determine the number of shares to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the initial award grant. These units then vest in two substantially equal installments, with the first installment vesting on January 1, 2017 and the second installment vesting on January 1, 2018, subject generally to the grantee's continued employment on those dates.

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

LTIP units and restricted stock issued during the year ended December 31, 2015, 2014 and 2013 were valued at $6.6 million, $5.4 million and $11.7 million, respectively. The weighted-average per unit or share fair value was $13.36, $10.65 and $10.89 for grants issued in 2015, 2014 and 2013, respectively. The per unit or share granted in 2015 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 and 2.9 years, a dividend rate of 1.9%, a risk-free interest rate of 0.8% and 1.0%, and an expected price volatility between 24.0% and 29.0%. The per unit or share granted in 2014 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 years, a dividend rate of 2.60% a risk-free interest rate of 0.8%, and an expected price volatility of 26.0%. The per unit or share granted in 2013 was estimated on the date of grant using the following assumptions: an expected life of 3.0 years, a dividend rate of 2.60%, a risk-free interest rate of 0.66%, and an expected price volatility of 28.0%.

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2015, 2014 and 2013.
The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2015:

	Restricted Stock	LTIP Units	Weighted Average Grant Price
Unvested balance at December 31, 2014	102,296	1,194,660	$13.78
Vested	(25,223)	(234,401)	13.52
Granted	30,020	461,180	18.11
Forfeited	(9,501)	(5,544)	16.00
Unvested balance at December 31, 2015	97,592	1,415,895	$15.20
The total fair value of LTIP units and restricted stock that vested during 2015 and 2014 was $3.5 million and $3.0 million, respectively.
The LTIP unit and restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $0.5 million, $0.2 million and $2.3 million for the years ended December 31, 2015 and 2014 and the period October 7, 2013 through December 31, 2013, respectively. Unrecognized compensation expense was $0.1 million at December 31, 2015, which will be recognized over a weighted average period of 1.2 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $5.0 million, $3.5 million and $0.7 million in noncash compensation expense for the years ended December 31, 2015 and 2014 and the period October 7, 2013 through December 31, 2013, respectively. Unrecognized compensation expense was $10.3 million at December 31, 2015, which will be recognized over a weighted average period of 2.3 years.

Earnings Per Share
Earnings per share for the years ended December 31, 2015 and 2014 and for the period October 7, 2013 through December 31, 2013 is computed as follows (amounts in thousands, except per share amounts):

	Year ended December 31, 2015	Year ended December 31, 2014	Period from October 7, 2013 through December 31, 2013
Numerator - Basic:
Net income	$79,928	$70,210	$193,431
Private perpetual preferred unit distributions	(936)	(476)	—
Net income attributable to non-controlling interests	(45,262)	(43,067)	(118,186)
Earnings allocated to unvested shares	(24)	(33)	(84)
Net income attributable to common stockholders - basic	$33,706	$26,634	$75,161

Numerator - Diluted:
Net income	$79,928	$70,210	$193,431
Private perpetual preferred unit distributions	(936)	(476)	—
Earnings allocated to unvested shares and LTIP units	(550)	(482)	(804)
Net income attributable to common stockholders - diluted	$78,442	$69,252	$192,627

Denominator:
Weighted average shares outstanding - basic	114,245	97,941	95,463
Operating partnership units	151,669	156,565	148,957
Effect of dilutive securities:
Stock-based compensation plans	707	—	—
Weighted average shares outstanding - diluted	266,621	254,506	244,420

Earnings per share - basic	$0.30	$0.27	$0.79
Earnings per share - diluted	$0.29	$0.27	$0.79
There were no antidilutive shares for the year ended December 31,1 2015 and 631,251 antidilutive shares for the year ended December 31, 2014. There were 500,828 antidilutive shares for the period from October 7, 2013 through December 31, 2013.

12. Related Party Transactions

Formation Transactions
Each property, except for 1400 Broadway and 111 West 33rd Street (formerly known as 112 West 34th Street), that is owned by us through our operating partnership was owned directly or indirectly by the entities comprising our predecessor or was a property in which our predecessor had a non-controlling interest. Each of the existing entities had entered into a contribution agreement with us and our operating partnership in connection with the formation transactions, pursuant to which substantially concurrently with the completion of the Offering it contributed its assets (including its ownership interests in any of the properties) and liabilities to our operating partnership or our operating partnership’s subsidiaries in exchange for shares of our common stock, operating partnership units and/or cash, which it distributed to its equity owners in accordance with their individual elections. Each of our predecessor’s management companies had entered into a merger agreement with us and our operating partnership in connection with the formation transactions, pursuant to which certain subsidiaries of our operating partnership merged with and into such management company or pursuant to which such management company merged with and into subsidiaries of us in exchange for shares of our common stock and/or operating partnership units, which was issued to the equity owners of such management company. In addition, each of (i) the Malkin Group (as defined below) and (ii) the estate of Leona M. Helmsley and entities affiliated therewith, including the Leona M. and Harry B. Helmsley Charitable Trust, entered into contribution agreements and merger agreements with us and our operating partnership, pursuant to which each of them contributed their direct or indirect interests in certain existing entities to us in exchange for operating partnership units, shares of common stock and/or cash. The operating partnership units and shares of common stock that we issued in the formation transactions to investors in the public existing entities were registered pursuant to a registration statement on Form S-4 that we separately filed with the SEC. To the extent that we or our subsidiaries (other than our operating partnership and its subsidiaries) were a party directly to certain mergers in the formation transactions, we contributed the assets and liabilities received in such merger transactions to our operating partnership in exchange for operating partnership units. The value of the shares of our common stock and operating partnership units that we issued, and the amount of cash that we paid, in connection with the formation transactions aggregated $2.8 billion based on the actual public Offering price of our Class A common stock in the Offering. The existing entities and our predecessor’s management companies declared final distributions, inclusive of reimbursement of expenses incurred in connection with the formation transactions, to the investors in such entities, including members of our senior management team and certain of our directors, in an amount of approximately $180.0 million in the aggregate, and of which $38.9 million was paid to the Malkin Group, including Peter L. Malkin and Anthony E. Malkin, in accordance to their ownership interests in each applicable existing entity and predecessor management company.
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
First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of four properties, which we refer to in this section as protected assets, or any interest in a protected asset until October 7, 2025, with respect to First Stamford Place and the later of (x) October 7, 2021 or (y) the death of Peter L. Malkin and Isabel W. Malkin who are 82 and 79 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
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
We have also agreed to indemnify the persons receiving rights against specified liabilities, including certain potential liabilities arising under the Securities Act, or to contribute to the payments such persons may be required to make in respect thereof. We have agreed to pay all of the expenses relating to the registration and any underwritten offerings of such securities, including, without limitation, all registration, listing, filing and stock exchange or FINRA fees, all fees and expenses of complying with securities or “blue sky” laws, all printing expenses and all fees and disbursements of counsel and independent public accountants retained by us, but excluding underwriting discounts and commissions, any out-of-pocket expenses (except we will pay any holder’s out-of-pocket fees (including disbursements of such holder’s counsel, accountants and other advisors) up to $25,000 in the aggregate for each underwritten offering and each filing of a resale shelf registration statement or demand registration statement), and any transfer taxes. In connection with the shelf registration statement that we filed on October 7, 2014, we incurred expenses of approximately $0.5 million.
Employment Agreement and Change in Control Severance Agreements
We entered into an employment agreement with Anthony E. Malkin, which provides for salary, bonuses and other benefits, including among other things, severance benefits upon a termination of employment under certain circumstances and the issuance of equity awards. In addition, we entered into change in control severance agreements with Thomas P. Durels, David A. Karp, Thomas N. Keltner, Jr. and John B. Kessler.
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
Option Properties

On July 15, 2014, we acquired the ground lease at 1400 Broadway (the “1400 Property”) and the ground and operating leases at 111 West 33rd Street (formerly known as 112 West 34th Street) (including fee title interest in a small connected structure at 122 West 34th Street) (the “112 Property”), both office properties in midtown Manhattan (together, the “option properties”), from affiliates of our predecessor, pursuant to option agreements we had executed in connection with the Offering. Our subsidiary supervised each of the option properties pursuant to a management agreement entered into by our subsidiary and the owners of the option properties.
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
Excluded Properties and Businesses
Our portfolio is partially comprised of all of our predecessor’s Manhattan and greater New York metropolitan area office and retail assets in which it held a controlling interest and other metropolitan area office properties in which it had a non-controlling interest. The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in seven multi-family properties, six net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut), and a parcel that is being developed for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in two mezzanine and senior equity funds, three industrial funds, and five residential property managers, none of which were contributed to us in the formation transactions, and which we refer to collectively as the excluded businesses. The Malkin Group owns certain non-real estate family investments that were not contributed to us in the formation transactions. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.

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
Guarantees
The mortgage loan on First Stamford Place is guaranteed and/or indemnified by Peter L. Malkin and Anthony E. Malkin. Our operating partnership entered into an indemnification agreement with Peter L. Malkin and Anthony E. Malkin pursuant to which our operating partnership is obligated to indemnify Peter L. Malkin and Anthony E. Malkin for any amounts paid by them under the guarantees and/or indemnities with respect to the First Stamford Place mortgage loan.
Other Services
Services are and were provided by us or our predecessor to affiliates of the sponsors. These affiliates were related parties because beneficial interests were or are held, directly or indirectly, by the sponsors, their affiliates and their family members.
During the years ended December 31, 2015, 2014 and 2013, we or our predecessor engaged in various transactions with affiliates. These transactions are reflected in our and our predecessor's consolidated statements of operations as third-party management and other fees and the unpaid balances are reflected in the due from affiliated companies on our consolidated balance sheets (See Note 7).
Supervisory Fee Revenue
We or our predecessor earned supervisory fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $1.8 million, $2.0 million and $2.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. These fees are included within third-party management and other fees.
We or our predecessor earned supervisory fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.6 million during the year ended December 31, 2013. There were no such revenues in the years ended December 31, 2015 and 2014. These fees are included within third-party management and other fees.

Property Management Fee Revenue
We or our predecessor earned property management fees from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.3 million, $0.4 million and $1.6 million during the years ended December 31, 2015, 2014 and 2013 respectively. These fees are included within third-party management and other fees.
We or our predecessor earned property management fees from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method of $0.1 million during the year ended December 31, 2013. There were no such revenues in the year ended December 31, 2015 and 2014. These fees are included within third-party management and other fees.
Profit Share
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from affiliated entities not included in our and our predecessor's consolidated financial statements. Our profits interest totaled $3.3 million during the year ended December 31, 2013. There were no such revenues in the years ended December 31, 2015 and 2014. These fees are included within other income and fees.
We or our predecessor received additional payments equal to a specified percentage of distributions in excess of specified amounts, both being defined, from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method. Our predecessor's profits interest totaled $0.4 million during the year ended December 31, 2013. There were no such revenues in the years ended December 31, 2015 and 2014. These fees are included within other income and fees.
Other Fees and Disbursements from Non-Controlled Affiliates
We or our predecessor earned other fees and disbursements from affiliated entities not included in our and our predecessor's consolidated financial statements of $0.02 million during the year ended December 31, 2013. There were no such revenues in the years ended December 31, 2015 and 2014. These fees are included within other income and fees.
Our predecessor earned other fees and disbursements from unconsolidated subsidiaries included in its consolidated financial statements on the equity method of $1.1 million during the year ended December 31, 2013. There were no such revenues in the years ended December 31, 2015 and 2014. These fees are included within other income and fees.
Included in these other fees are reimbursements from unconsolidated entities included in our predecessor's consolidated financial statements on the equity method for offering costs related to the Offering of $1.1 million during the year ended December 31, 2013. There were no such revenues in the years ended December 31, 2015 and 2014.
Other
We are reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we receive rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties aggregating $0.2 million, $0.1 million and $1.1 million, for the years ended December 31, 2015, 2014 and 2013, respectively. In each case the space is expected to be temporary, and such affiliate has the right to cancel such lease without special payment on 90 days’ notice.
13. Income Taxes
TRS Holdings and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2015 and 2014 and the period October 7, 2013 through December 31, 2013 (amounts in thousands):

	For the Year Ended December 31,		Period from October 7, 2013 through December 31, 2013
	2015	2014
Current:
Federal	$(2,714)	$(3,253)	$844
State and local	(1,502)	(1,792)	281
Total current	(4,216)	(5,045)	1,125
Deferred:
Federal	169	247	—
State and local	98	143	—
Total deferred	267	390	—
Income tax (expense) benefit	$(3,949)	$(4,655)	$1,125
The effective income tax rate is 44.7%, 44.3% and 45.3% for the years ended December 31, 2015 and 2014 and the period from October 7, 2013 through December 31, 2013, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,		Period from October 7, 2013 through December 31, 2013
	2015	2014
Federal tax (expense) benefit at 34% statutory rate	$(3,003)	$(3,576)	$844
State income taxes, net of federal benefit	(946)	(1,079)	281
Income tax (expense) benefit	$(3,949)	$(4,655)	$1,125
The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, (amounts in thousands):

	2015	2014	2013
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$267	$390	$—
Loss carryforwards	—	—	1,125
Total deferred tax assets	267	390	1,125
Deferred tax liabilities:
Total deferred tax liabilities	—	—	—
Total	$267	$390	$1,125
Deferred tax assets at December 31, 2015 and 2014, respectively, are attributable to the inclusion of deferred revenue on Observatory admission ticket sales not redeemed at year-end in determining income for tax reporting purposes. No valuation allowance has been recorded against the deferred tax asset because the Company believes that the deferred tax asset will, more likely than not, be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

Deferred tax asset at December 31, 2013 is attributable to the Observatory TRS’s loss during the period from October 7, 2013 through December 31, 2013 as a result of increased percentage rent. Percentage rent is based on gross receipts and the highest percentage is reached in the fourth quarter. The loss was fully absorbed by the Observatory TRS’s profit in 2014. At December 31, 2015 and 2014, the TRS entities have no amount of unrecognized tax benefits.

For tax years 2015, 2014 and 2013, the United States federal and state tax returns are open for examination.

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

The following tables provide components of segment profit for each segment for the years ended December 31, 2015, 2014 and 2013, as reviewed by management (amounts in thousands):

	2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$447,784	$—	$—	$—	$447,784
Intercompany rental revenue	68,255	—	—	(68,255)	—
Tenant expense reimbursement	79,516	—	—	—	79,516
Observatory revenue	—	112,172	—	—	112,172
Construction revenue	—	—	5,696	(3,715)	1,981
Third-party management and other fees	2,133	—	—	—	2,133
Other revenue and fees	14,048	—	—	—	14,048
Total revenues	611,736	112,172	5,696	(71,970)	657,634
Operating expenses:
Property operating expenses	160,969	—	—	—	160,969
Intercompany rent expense	—	68,255	—	(68,255)	—
Ground rent expense	9,326	—	—	—	9,326
Marketing, general, and administrative expenses	38,073	—	—	—	38,073
Observatory expenses	—	29,843	—	—	29,843
Construction expenses	—	—	6,539	(3,317)	3,222
Real estate taxes	93,165	—	—	—	93,165
Acquisition expenses	193	—	—	—	193
Depreciation and amortization	171,035	338	101	—	171,474
Total operating expenses	472,761	98,436	6,640	(71,572)	506,265
Total operating income (loss)	138,975	13,736	(944)	(398)	151,369
Interest expense	(67,492)	—	—	—	(67,492)
Income (loss) before income taxes	71,483	13,736	(944)	(398)	83,877
Income tax (expense) benefit	(1,498)	(2,791)	340	—	(3,949)
Net income (loss)	$69,985	$10,945	$(604)	$(398)	$79,928
Segment assets	$3,058,250	$241,511	$889	$—	$3,300,650
Expenditures for segment assets	$156,543	$211	$—	$—	$156,754

	2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$400,825	$—	$—	$—	$400,825
Intercompany rental revenue	69,293	—	—	(69,293)	—
Tenant expense reimbursement	67,651	—	—	—	67,651
Observatory revenue	—	111,541	—	—	111,541
Construction revenue	—	—	44,989	(6,341)	38,648
Third-party management and other fees	2,376	—	—	—	2,376
Other revenue and fees	13,280	982	23	—	14,285
Total revenues	553,425	112,523	45,012	(75,634)	635,326
Operating expenses:
Property operating expenses	151,048	—	—	—	151,048
Intercompany rent expense	—	69,293	—	(69,293)	—
Ground rent expense	5,339	—	—	—	5,339
Marketing, general, and administrative expenses	39,037	—	—	—	39,037
Observatory expenses	—	29,041	—	—	29,041
Construction expenses	—	—	44,185	(5,589)	38,596
Real estate taxes	82,131	—	—	—	82,131
Acquisition expenses	3,382	—	—	—	3,382
Depreciation and amortization	145,121	295	15	—	145,431
Total operating expenses	426,058	98,629	44,200	(74,882)	494,005
Total operating income (loss)	127,367	13,894	812	(752)	141,321
Interest expense	(66,456)	—	—	—	(66,456)
Income (loss) before income taxes	60,911	13,894	812	(752)	74,865
Income tax expense	(1,437)	(2,876)	(342)	—	(4,655)
Net income (loss)	$59,474	$11,018	$470	$(752)	$70,210
Segment assets	$3,023,089	$252,376	$8,032	$—	$3,283,497
Expenditures for segment assets	$497,645	$99	$—	$—	$497,744

	Period from October 7, 2013 through December 31, 2013
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$79,987	$—	$—	$—	$79,987
Intercompany rental revenue	20,134	—	—	(20,134)	—
Tenant expense reimbursement	15,836	—	—	—	15,836
Observatory revenue	—	23,735	—	—	23,735
Construction revenue	—	—	6,801	(1,536)	5,265
Third-party management and other fees	550	—	—	—	550
Other revenue and fees	2,211	—	—	(1)	2,210
Total revenues	118,718	23,735	6,801	(21,671)	127,583
Operating expenses:
Property operating expenses	34,055	—	—	—	34,055
Intercompany rent expense	—	20,134	—	(20,134)	—
Ground rent expense	398	—	—	—	398
Marketing, general, and administrative expenses	16,375	—	—	4	16,379
Observatory expenses	—	5,687	—	—	5,687
Construction expenses	—	—	6,792	(1,324)	5,468
Real estate taxes	17,191	—	—	—	17,191
Acquisition expenses	138,140	—	—	—	138,140
Depreciation and amortization	27,376	4	5	(10)	27,375
Total operating expenses	233,535	25,825	6,797	(21,464)	244,693
Total operating income (loss)	(114,817)	(2,090)	4	(207)	(117,110)
Other income (expense):
Interest expense	(13,147)	—	—	—	(13,147)
Gain on consolidation of non-controlled entities	322,563	—	—	—	322,563
Income (loss) before income taxes	194,599	(2,090)	4	(207)	192,306
Income tax benefit	—	1,125	—	—	1,125
Net income (loss)	$194,599	$(965)	$4	$(207)	$193,431
Segment assets	$2,201,944	$249,084	$8,834	$—	$2,459,862
Expenditures for segment assets	$56,434	$—	$—	$—	$56,434

	Period from January 1, 2013 through October 6, 2013
	Real Estate	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$148,690	$—	$—	$148,690
Intercompany rental revenue	56	—	(56)
Tenant expense reimbursement	21,272	—	—	21,272
Construction revenue	—	25,473	(6,837)	18,636
Third-party management and other fees	5,067	—	—	5,067
Other revenue and fees	12,407	—	—	12,407
Total revenues	187,492	25,473	(6,893)	206,072
Operating expenses:
Property operating expenses	41,297	—	—	41,297
Marketing, general, and administrative expenses	23,600	—	—	23,600
Construction expenses	—	25,824	(6,003)	19,821
Real estate taxes	24,331	—	—	24,331
Formation transaction expenses	4,507	—	—	4,507
Depreciation and amortization	38,963	19	(19)	38,963
Total operating expenses	132,698	25,843	(6,022)	152,519
Total operating income (loss)	54,794	(370)	(871)	53,553
Other income (expense):
Equity in net income of non-controlled entities	14,875	—	—	14,875
Interest expense	(50,660)	—	—	(50,660)
Settlement expense	(55,000)	—	—	(55,000)
Net loss	$(35,991)	$(370)	$(871)	$(37,232)
Segment assets	$1,023,333	$10,585	$—	$1,033,918
Investment in non-controlled entities	$88,304	$—	$—	$88,304
Expenditures for segment assets	$55,820	$130	$—	$55,950

15. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of our company for the years ended December 31, 2015 and 2014 are as follows (amounts in thousands):

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$151,882	$164,773	$175,779	$165,200
Operating income	$23,757	$45,039	$45,343	$37,230
Net income	$7,888	$26,585	$26,085	$19,370
Net income attributable to common stockholders	$3,138	$11,120	$11,220	$8,252
Net income per share attributable to common stockholders:
Basic and diluted	$0.03	$0.10	$0.10	$0.07

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$140,306	$155,168	$169,441	$170,411
Operating income	$24,088	$42,539	$43,412	$31,282
Net income	$11,231	$25,281	$22,734	$10,964
Net income attributable to common stockholders	$4,369	$9,834	$8,322	$4,142
Net income per share attributable to common stockholders:
Basic and diluted	$0.05	$0.10	$0.09	$0.04
16. Subsequent Events
On February 19, 2016, our Board of Directors declared a dividend of $0.085 per share for the first quarter 2016, payable to holders of our Class A common stock and Class B common stock and to holders of Empire State Realty OP, L.P.'s Series ES, Series 250 and Series 60 OP Units (NYSE Arca: ESBA, FISK and OGCP, respectively) and Series PR OP Units. The dividend will be payable in cash on March 31, 2016 to securityholders of record at the close of business on March 16, 2016.

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$1,847	$1,298	$(108)	$3,037
Year ended December 31, 2014
Allowance for doubtful accounts	$715	$2,006	$(874)	$1,847
Year ended December 31, 2013
Allowance for doubtful accounts	$923	$(448)	$240	$715

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/15
Development	Type	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
112 West 34th Street, New York, NY	office / retail	$91,330	$13,630	$244,461	$8,458	n/a	$13,630	$252,919	$266,549	$(13,201)	1954	2014	various
1400 Broadway, New York, NY	office / retail	82,335	—	96,338	13,654	—	—	109,992	109,992	(11,089)	1930	2014	various
1333 Broadway, New York, NY	office / retail	72,279	91,435	120,190	4,194	n/a	91,435	124,384	215,819	(9,590)	1915	2013	various
1350 Broadway, New York, NY	office / retail	40,249	—	102,518	13,921	n/a	—	116,439	116,439	(9,166)	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	—	2,117	5,041	78,271	n/a	2,117	83,312	85,429	(24,183)	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	88,954	n/a	1,100	91,554	92,654	(33,046)	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	48,882	n/a	1,233	50,691	51,924	(18,602)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	612,896	n/a	21,551	651,830	673,381	(106,166)	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	181,597	n/a	7,222	199,105	206,327	(76,822)	1930	1954	various
First Stamford Place, Stamford, CT	office	237,695	22,952	122,739	43,691	n/a	24,862	164,520	189,382	(64,896)	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	97,494	5,313	28,602	11,271	n/a	5,313	39,873	45,186	(25,724)	1987	1984	various
383 Main Avenue, Norwalk, CT	office	29,135	2,262	12,820	12,811	n/a	2,262	25,631	27,893	(9,963)	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	16,239	n/a	4,571	42,154	46,725	(18,290)	1987	1999	various
10 Bank Street, White Plains, NY	office	32,053	5,612	31,803	12,914	n/a	5,612	44,717	50,329	(17,258)	1989	1999	various
10 Union Square, New York, NY	retail	20,145	5,003	12,866	1,535	n/a	5,003	14,401	19,404	(6,555)	1987	1996	various
1542 Third Avenue, New York, NY	retail	18,106	2,239	15,266	389	n/a	2,239	15,655	17,894	(6,503)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	26,840	4,462	15,817	774	n/a	4,462	16,591	21,053	(7,315)	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	918	n/a	2,782	16,684	19,466	(5,513)	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	158	n/a	1,260	7,184	8,444	(1,702)	1900	2006	various
Property for development at the Transportation Hub in Stamford CT	land	—	4,542	—	7,498	—	12,040		12,040	—	n/a	n/a	n/a
Totals		$747,661	$199,287	$918,018	$1,159,025	$—	$208,694	$2,067,636	$2,276,330	$(465,584)

``

Empire State Realty Trust, Inc. and Empire State Realty Trust, Inc. Predecessor
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$2,139,863	$1,649,423	$939,330
Acquisition of new properties	—	354,429	607,779
Improvements	156,754	143,315	130,346
Distribution of real property to owners prior to the formation transactions	—	—	(16,345)
Disposals	(20,287)	(7,304)	(11,687)
Balance, end of year	$2,276,330	$2,139,863	$1,649,423
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2015 was $1,964,637.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$377,552	$295,351	$257,091
Depreciation expense	108,319	89,505	49,947
Disposals	(20,287)	(7,304)	(11,687)
Balance, end of year	$465,584	$377,552	$295,351
Depreciation of investment properties reflected in the combined statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years or useful life
Tenant improvements	Term of related lease