Form 10-Q
period 2016-06-30
Empire State Realty Trust, Inc.
filed 2016-08-03
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	122,975,822
Class B Common Stock, par value $0.01 per share	1,100,032
(Class)	(Outstanding on July 31, 2016)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,946	7,498
Building and improvements	2,147,050	2,067,636
	2,356,192	2,276,330
Less: accumulated depreciation	(509,736)	(465,584)
Commercial real estate properties, net	1,846,456	1,810,746
Cash and cash equivalents	35,454	46,685
Restricted cash	59,141	65,880
Tenant and other receivables, net of allowance of $4,701 and $2,792 in 2016 and 2015, respectively	14,521	18,782
Deferred rent receivables, net of allowance of $481 and $245 in 2016 and 2015, respectively	133,955	122,048
Prepaid expenses and other assets	47,895	50,460
Deferred costs, net	292,777	310,679
Acquired below-market ground leases, net	379,976	383,891
Goodwill	491,479	491,479
Total assets	$3,301,654	$3,300,650
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$767,717	$747,661
Senior unsecured notes, net	588,703	587,018
Unsecured term loan facility, net	262,735	262,545
Unsecured revolving credit facility, net	40,000	35,192
Accounts payable and accrued expenses	143,296	111,099
Acquired below-market leases, net	91,850	104,171
Deferred revenue and other liabilities	23,019	31,388
Tenants’ security deposits	47,565	48,890
Total liabilities	1,964,885	1,927,964
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 122,781,134 shares issued and outstanding and 118,903,312 shares issued and outstanding in 2016 and 2015, respectively	1,227	1,189
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,100,089 and 1,120,067 shares issued and outstanding in 2016 and 2015, respectively	11	11
Additional paid-in capital	484,578	469,152
Accumulated other comprehensive loss	(14,744)	(883)
Retained earnings	50,524	55,260
Total Empire State Realty Trust, Inc.'s stockholders' equity	521,596	524,729
Non-controlling interests in operating partnership	807,169	839,953
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2016 and 2015	8,004	8,004
Total equity	1,336,769	1,372,686
Total liabilities and equity	$3,301,654	$3,300,650

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental revenue	$112,613	$112,866	$227,521	$222,924
Tenant expense reimbursement	19,054	18,582	37,174	36,782
Observatory revenue	31,838	30,600	53,019	48,823
Construction revenue	—	374	—	1,981
Third-party management and other fees	423	594	968	1,040
Other revenue and fees	1,887	1,757	4,207	5,105
Total revenues	165,815	164,773	322,889	316,655
Operating expenses:
Property operating expenses	37,386	37,262	76,490	79,289
Ground rent expenses	2,330	2,332	4,663	4,663
General and administrative expenses	12,907	9,113	23,825	18,213
Observatory expenses	6,895	8,093	14,650	15,495
Construction expenses	—	353	—	3,222
Real estate taxes	23,557	22,952	47,082	45,930
Acquisition expenses	—	—	98	—
Depreciation and amortization	38,548	39,629	77,775	81,047
Total operating expenses	121,623	119,734	244,583	247,859
Total operating income	44,192	45,039	78,306	68,796
Interest expense	(17,420)	(17,571)	(35,371)	(33,618)
Income before income taxes	26,772	27,468	42,935	35,178
Income tax expense	(2,132)	(883)	(1,590)	(705)
Net income	24,640	26,585	41,345	34,473
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Net income attributable to non-controlling interests	(13,317)	(15,231)	(22,360)	(19,747)
Net income attributable to common stockholders	$11,089	$11,120	$18,517	$14,258

Total weighted average shares:
Basic	122,502	112,852	121,640	111,136
Diluted	266,167	265,867	267,121	265,866

Earnings per share attributable to common stockholders:
Basic	$0.09	$0.10	$0.15	$0.13
Diluted	$0.09	$0.10	$0.15	$0.13

Dividends per share	$0.105	$0.085	$0.19	$0.17

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$24,640	$26,585	$41,345	$34,473
Other comprehensive loss:
Change in unrealized loss on valuation of interest rate swap agreements	(10,864)	—	(30,235)	—
Other comprehensive loss	(10,864)	—	(30,235)	—
Comprehensive income	13,776	26,585	11,110	34,473
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(13,551)	(15,465)	(22,828)	(20,215)
Other comprehensive loss attributable to non-controlling interests	5,900	—	16,540	—
Comprehensive income attributable to common stockholders	$6,125	$11,120	$4,822	$14,258

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2016
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2015	118,903	$1,189	1,120	$11	$469,152	$(883)	$55,260	$524,729	$839,953	$8,004	$1,372,686
Conversion of operating partnership units and Class B shares to Class A shares	3,858	38	(20)	—	15,201	(166)	—	15,073	(15,073)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	4,421	—	4,421
Restricted stock, net of forfeitures	20	—	—	—	225	—	—	225	—	—	225
Dividends and distributions	—	—	—	—	—	—	(23,253)	(23,253)	(27,952)	(468)	(51,673)
Net income	—	—	—	—	—	—	18,517	18,517	22,360	468	41,345
Unrealized loss on valuation of interest rate swap agreements	—	—	—	—	—	(13,695)	—	(13,695)	(16,540)	—	(30,235)
Balance at June 30, 2016	122,781	$1,227	1,100	$11	$484,578	$(14,744)	$50,524	$521,596	$807,169	$8,004	$1,336,769

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$41,345	$34,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,775	81,047
Amortization of deferred financing costs and debt premiums and discount	293	1,609
Amortization of acquired above- and below-market leases, net	(5,075)	(9,867)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(11,876)	(9,724)
Equity based compensation	4,646	2,924
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	337	(2,840)
Tenant and other receivables	4,261	7,314
Deferred leasing costs	(10,528)	(21,845)
Prepaid expenses and other assets	2,566	647
Accounts payable and accrued expenses	(7,239)	(1,408)
Deferred revenue and other liabilities	(8,369)	(9,163)
Net cash provided by operating activities	92,052	77,083
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	5,077	(706)
Development costs	(450)	(346)
Additions to building and improvements	(78,656)	(62,066)
Net cash used in investing activities	(74,029)	(63,118)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	50,000	—
Repayment of mortgage notes payable	(26,215)	(140,974)
Proceeds from unsecured revolving credit facility	40,000	615,000
Repayments of unsecured revolving credit facility	(40,000)	(330,000)
Repayments of term loan and credit facility	—	(470,000)
Proceeds from senior unsecured notes	—	350,000
Deferred financing costs	(1,366)	(3,554)
Private perpetual preferred unit distributions	(468)	(468)
Dividends paid to common stockholders	(23,253)	(19,068)
Distributions paid to non-controlling interests in the operating partnership	(27,952)	(26,412)
Net cash used in financing activities	(29,254)	(25,476)
Net decrease in cash and cash equivalents	(11,231)	(11,511)
Cash and cash equivalents—beginning of period	46,685	45,732
Cash and cash equivalents—end of period	$35,454	$34,221

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,034	$30,946
Cash paid for income taxes	$2,058	$2,709

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$59,504	$43,722
Derivative instruments at fair values included in accounts payable and accrued expenses	30,235	—
Conversion of operating partnership units and Class B shares to Class A shares	15,201	28,656

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
As of June 30, 2016, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 504,294 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of June 30, 2016, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P., holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2016, we owned approximately 46.0% of the aggregate operating partnership units in our operating partnership. Our company, as the sole general partner in our operating partnership, has responsibility and discretion in the management and control in our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. Accordingly, our operating partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
For purposes of comparison, certain items shown in the 2015 unaudited condensed consolidated financial statements have been reclassified to conform to the presentation used for 2016. For all periods presented, certain Empire State Building public relations costs previously included in property operating expenses are included in observatory expenses. For the three and six months ended June 30, 2016, these costs were $0.3 million and $1.3 million, respectively, and for the three and six months ended June 30, 2015, these costs were $0.7 million and $1.1 million, respectively.

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
On January 1, 2016, we adopted accounting guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 810, Consolidation, modifying the analysis we must perform to determine whether we should consolidate certain types of legal entities.  The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model.  Under the revised guidance, our operating partnership, Empire State Realty OP, L.P., is a variable interest entity of our company, Empire State Realty Trust, Inc.  As the operating partnership is already consolidated in the balance sheets of Empire State Realty Trust, Inc., the identification of this entity as a variable interest entity had no impact on our consolidated financial statements.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.
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
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, senior unsecured notes, mortgage notes payable, unsecured term loan and revolving credit facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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

Recently Issued or Adopted Accounting Standards
During June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which contains amendments that replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Earlier adoption as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. The amendments must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Leasing costs	$131,194	$121,864
Acquired in-place lease value and deferred leasing costs	261,588	285,902
Acquired above-market leases	76,965	81,680
	469,747	489,446
Less: accumulated amortization	(180,998)	(178,767)
Total deferred costs, net, excluding net deferred financing costs	$288,749	$310,679
At June 30, 2016, $4.0 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.7 million and $5.5 million for the three months ended June 30, 2016 and 2015, respectively, and $11.5 million and $11.4 million for the six months ended June 30, 2016 and 2015, respectively. Amortization expense related to acquired lease intangibles was $7.0 million and $9.3 million for the three months ended June 30, 2016 and 2015, respectively, and $14.7 million and $19.6 million for the six months ended June 30, 2016 and 2015, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(16,940)	(13,025)
Acquired below-market ground leases, net	$379,976	$383,891

	June 30, 2016	December 31, 2015
Acquired below-market leases	$(136,587)	$(163,290)
Less: accumulated amortization	44,737	59,119
Acquired below-market leases, net	$(91,850)	$(104,171)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.9 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $5.1 million and $9.9 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

			As of June 30, 2016
	Principal Balance as of June 30, 2016	Principal Balance as of December 31, 2015	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Bank Street	$31,883	$32,214	5.72%	6.22%	6/1/2017
1542 Third Avenue	18,012	18,222	5.90%	6.58%	6/1/2017
First Stamford Place	236,942	238,765	5.65%	6.15%	7/5/2017
1010 Third Avenue and 77 West 55th Street	26,787	27,064	5.69%	6.38%	7/5/2017
383 Main Avenue	28,966	29,269	5.59%	6.03%	7/5/2017
1333 Broadway	68,159	68,646	6.32%	3.76%	1/5/2018
1400 Broadway
(first lien mortgage loan)	68,231	68,732	6.12%	3.42%	2/5/2018
(second lien mortgage loan)	9,495	9,600	3.35%	3.35%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	75,842	76,406	6.01%	3.35%	4/5/2018
(second lien mortgage loan)	9,576	9,640	6.56%	3.66%	4/5/2018
1350 Broadway	38,060	38,348	5.87%	3.74%	4/5/2018
Metro Center	96,976	97,950	3.59%	3.65%	11/5/2024
10 Union Square (3)	50,000	20,289	3.70%	4.01%	4/1/2026
Total mortgage debt	758,929	735,145
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:
Series A	100,000	100,000	3.93%	4.00%	3/27/2025
Series B	125,000	125,000	4.09%	4.17%	3/27/2027
Series C	125,000	125,000	4.18%	4.26%	3/27/2030
Unsecured revolving credit facility	40,000	40,000	(4)	(4)	1/23/2019
Unsecured term loan facility	265,000	265,000	(5)	(5)	8/24/2022
Total principal	1,663,929	1,640,145
Unamortized premiums, net of unamortized discount	3,044	5,181
Deferred financing costs, net	(7,818)	(12,910)
Total	$1,659,155	$1,632,416
______________

(1)	The effective rate is the yield as of June 30, 2016, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The mortgage loan collateralized by 10 Union Square was refinanced in March 2016.

(4)	At June 30, 2016, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at June 30, 2016 was 1.62%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at June 30, 2016 was 2.07%. Pursuant to a forward interest rate swap agreement, the LIBOR rate is fixed at 2.1485% for the period beginning on August 31, 2017 through maturity.

Principal Payments
Aggregate required principal payments at June 30, 2016 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2016	$6,089	$—	$6,089
2017	9,904	336,009	345,913
2018	2,880	262,210	265,090
2019	2,188	290,000	292,188
2020	2,268	—	2,268
Thereafter	9,706	742,675	752,381
Total	$33,035	$1,630,894	$1,663,929

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Financing costs	$21,505	$20,882
Less: accumulated amortization	(9,659)	(7,972)
Total deferred financing costs, net	$11,846	$12,910
Amortization expense related to deferred financing costs was $1.1 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively, and was included in interest expense. At June 30, 2016, $4.0 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
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

The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million as of June 30, 2016. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. On July 6, 2016, we partially exercised the accordion feature and increased our committed borrowing capacity under the unsecured revolving credit facility from $800 million to $1.1 billion.

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

As of June 30, 2016, we were in compliance with the covenants under the unsecured revolving credit facility.

Senior Unsecured Notes

Exchangeable Senior Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) due August 15, 2019. These 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. As of June 30, 2016, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.4593 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.43 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three and six months ended June 30, 2016, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.5 million and $4.9 million, respectively, consisting of (i) the contractual interest expense of $1.7 million and $3.3 million, respectively, (ii) the additional non-cash interest expense of $0.6 million and $1.3 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2015, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.5 million and $4.9 million, respectively, consisting of (i) the contractual interest expense of $1.7 million and $3.3 million, respectively, (ii) the additional non-cash interest expense of $0.6 million and $1.3 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million and $0.3 million, respectively.

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

The proceeds from the issuance of the Series A, B and C Senior Notes were used to repay outstanding mortgage debt, reduce amounts outstanding under the unsecured revolving credit facility and for other general corporate purposes. As of June 30, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

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

The proceeds from the term loan facility were used to repay borrowings made under the unsecured revolving credit facility. As of June 30, 2016, we were in compliance with the covenants under the term loan facility.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$85,161	$83,352
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	32,157	1,922
Accrued interest payable	5,996	5,555
Due to affiliated companies	1,615	1,903
Accounts payable and accrued expenses	$143,296	$111,099
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley in the amount of New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $33.1 million. If we had breached any of these provisions at June 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $33.1 million.

As of June 30, 2016, we had three interest rate LIBOR swaps with an aggregate notional value of $465.0 million. The notional value does not represent exposure to credit, interest rate or market risks. The fair value of these derivative instruments, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet, amounted to $32.2 million at June 30, 2016. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of June 30, 2016, these cash flow hedges are deemed effective and an unrealized loss of $10.9 million and $30.2 million is reflected in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016, respectively. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that no amount of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months as each swap agreement is a forward hedge relating to future interest expense.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	As of June 30, 2016					June 30, 2016		December 31, 2015
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(13,478)	$—	$(1,620)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(9,339)	—	(148)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(9,340)	—	(154)
						$—	$(32,157)	$—	$(1,922)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

Effects of Cash Flow Hedges	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Amount of gain (loss) recognized in other comprehensive income (loss) - effective portion	$(10,864)	$—	$(30,235)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense - effective portion	—	—	—	—
Amount of gain (loss) recognized in other income/expense - ineffective portion	—	—	—	—

Fair Valuation
The estimated fair values at June 30, 2016 and December 31, 2015 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$32,157	$32,157	$—	$32,157	$—
Mortgage notes payable	767,717	778,349	—	—	778,349
Senior unsecured notes - Exchangeable	239,841	252,794	—	—	252,794
Senior unsecured notes - Series A, B, and C	348,862	368,165	—	—	368,165
Unsecured term loan facility	262,735	265,000	—	—	265,000
Unsecured revolving credit facility	40,000	40,000	—	—	40,000

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$1,922	$1,922	$—	$1,922	$—
Mortgage notes payable	747,661	752,350	—	—	752,350
Senior unsecured notes - Exchangeable	238,208	251,391	—	—	251,391
Senior unsecured notes - Series A, B, and C	348,810	344,501	—	—	344,501
Unsecured term loan facility	262,545	265,000	—	—	265,000
Unsecured revolving credit facility	35,192	40,000	—	—	40,000
Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonableness of these fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
8. Commitments and Contingencies
Legal Proceedings

Except as described below, as of June 30, 2016, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent, and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion to dismiss was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The motion was denied on March 5, 2015. The plaintiffs perfected this appeal by filing their brief and the appellate record with the court on March 23, 2015. Oral argument on the appeal was held on October 28, 2015. On November 25, 2015, the appellate court affirmed dismissal of the Second Class Actions. The plaintiffs moved the appellate court for leave to appeal to the New York Court of Appeals. On March 1, 2016, the appellate court denied the motion. On March 31, 2016, the plaintiffs moved for leave to appeal in the New York Court of Appeals, which the Court of Appeals denied on June 9, 2016.
We may incur costs in connection with this litigation. If an appeal were successful and the court were ultimately to rule against the defendants there is a risk that it could have a material adverse effect on us, which could take the form of monetary damages or other equitable relief. At this time, due to the spectrum of remedies which may result from the outcome of the matter and the difficulty in calculating and allocating damages (if any) among the defendants, we cannot reasonably assess the timing or outcome of this litigation and any related indemnification obligations, estimate the amount of loss, or assess their effect, if any, on our financial statements.
On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Actions) who opted out of the Original Class Actions filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, as respondents, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they plan to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. The arbitration hearings commenced May 24, 2016 and proceeded for several days. The hearings are scheduled to resume October 13, 2016.
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
Unfunded Capital Expenditures
At June 30, 2016, we estimate that we will incur approximately $52.8 million of capital expenditures for tenant improvements and leasing commissions on our consolidated properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured revolving credit facility, other issuances of debt, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at June 30, 2016 are as follows (amounts in thousands):

2016	$760
2017	1,518
2018	1,518
2019	1,518
2020	1,518
Thereafter	56,730
$63,562

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables. At June 30, 2016, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2016, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.

Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of June 30, 2016, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
Long-term incentive plan ("LTIP") units are a special class of partnership interests in our operating partnership. Each LTIP unit awarded will be deemed equivalent to an award of one share of stock under the Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Under the terms of the LTIP units, our operating partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with OP unitholders, LTIP units are convertible into OP Units in our operating partnership on a one-for-one basis.
With the exception of performance based LTIP units granted in 2016, all LTIP units issued in connection with annual equity awards, whether vested or not, receive the same per unit distributions as operating partnership units, which equal per share dividends (both regular and special) on our common stock. Performance based LTIP units granted in 2016 will receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income attributable to common stockholders	$11,089	$11,120	$18,517	$14,258
Increase in additional paid-in capital for the conversion of OP Units into common stock	8,343	9,093	15,201	28,586
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$19,432	$20,213	$33,718	$42,844
As of June 30, 2016, there were 269,488,679 OP Units outstanding, of which 123,881,223, or 46.0%, were owned by us and 145,607,456, or 54.0%, were owned by other limited partners, including certain directors, officers and other members of executive management.

Dividends and Distributions
Total dividends paid to common stockholders were $13.0 million and $23.3 million for the three and six months ended June 30, 2016, respectively, and $9.7 million and $19.1 million for the three and six months ended June 30, 2015, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $15.4 million and $28.0 million for the three and six months ended June 30, 2016, respectively, and $13.1 million and $26.4 million for the three and six months ended June 30, 2015, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of June 30, 2016, 8.3 million shares of common stock remain available for future issuance.
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

In June 2015, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 35,082 LTIP units that are subject to time-based vesting with fair market values of $0.6 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
We made other grants during 2015 with fair market values of less than $0.1 million in the aggregate.
In February 2016, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted a total of 368,225 LTIP units that are subject to time-based vesting and 1,230,228 LTIP units that are subject to performance-based vesting, with fair market values of $5.6 million for the time-based vesting awards and $8.8 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2016, subject generally to the grantee's continued employment. The first installment vests on January 1, 2017 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of absolute and relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2016. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2019 and the second installment vesting on January 1, 2020, subject generally to the grantee's continued employment on those dates.
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
In June 2016, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 43,257 LTIP units that are subject to time-based vesting with fair market values of $0.8 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
We made other grants during 2016 with fair market values of $0.1 million in the aggregate.
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
LTIP units and restricted stock issued during the six months ended June 30, 2016 were valued at $18.4 million. The weighted-average per unit or share fair value was $9.60 for grants issued in 2016. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2016.
The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2016:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2015	97,592	1,415,895	$11.04
Vested	(4,350)	(124,843)	15.89
Granted	47,071	1,868,629	9.58
Forfeited	(278)	—	17.97
Unvested balance at June 30, 2016	140,035	3,159,681	$10.00
The LTIP unit and restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.5 million for the six months ended June 30, 2015. Unrecognized compensation expense was $0.6 million at June 30, 2016, which will be recognized over a period of 2.3 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $2.5 million and $4.2 million for the three and six months ended June 30, 2016, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2015, respectively. Unrecognized compensation expense was $23.5 million at June 30, 2016, which will be recognized over a weighted average period of 2.8 years.

Earnings Per Share
Earnings per share for the three and six months ended June 30, 2016 and 2015 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,		Six Months Ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator - Basic:
Net income	$24,640	$26,585	$41,345	$34,473
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Net income attributable to non-controlling interests	(13,317)	(15,231)	(22,360)	(19,747)
Earnings allocated to unvested shares	(10)	(7)	(18)	(13)
Net income attributable to common stockholders - basic	$11,079	$11,113	$18,499	$14,245

Numerator - Diluted:
Net income	$24,640	$26,585	$41,345	$34,473
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Earnings allocated to unvested shares and LTIP units	(215)	(161)	(387)	(284)
Net income attributable to common stockholders - diluted	$24,191	$26,190	$40,490	$33,721

Denominator:
Weighted average shares outstanding - basic	122,502	112,852	121,640	111,136
Operating partnership units	143,665	153,015	144,511	154,730
Effect of dilutive securities -
Stock-based compensation plans	—	—	970	—
Weighted average shares outstanding - diluted	266,167	265,867	267,121	265,866

Earnings per share:
Basic	$0.09	$0.10	$0.15	$0.13
Diluted	$0.09	$0.10	$0.15	$0.13
There were 1,069,803 antidilutive shares and LTIP units and no antidilutive shares and LTIP units for the three and six months ended June 30, 2016, respectively, and 744,007 and 628,935 antidilutive shares and LTIP units for three and six months ended June 30, 2015.

10. Related Party Transactions

Supervisory Fee Revenue

We earned supervisory fees from affiliated entities not included in our condensed consolidated financial statements of $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from affiliated entities not included in our condensed consolidated financial statements of $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. These fees are included within third-party management and other fees.
Other

We are reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we receive rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties aggregating $0.05 million and $0.05 million for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. In each case the space is expected to be temporary, and such affiliate has the right to cancel such lease without special payment on 90 days’ notice.
One of our directors is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants with an annualized rent of $5.7 million as of June 30, 2016.
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

The following tables provide components of segment profit for each segment for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$112,613	$—	$—	$112,613
Intercompany rental revenue	18,488	—	(18,488)	—
Tenant expense reimbursement	19,054	—	—	19,054
Observatory revenue	—	31,838	—	31,838
Third-party management and other fees	423	—	—	423
Other revenue and fees	1,882	5	—	1,887
Total revenues	152,460	31,843	(18,488)	165,815
Operating expenses:
Property operating expenses	37,386	—	—	37,386
Intercompany rent expense	—	18,488	(18,488)	—
Ground rent expense	2,330	—	—	2,330
General and administrative expenses	12,907	—	—	12,907
Observatory expenses	—	6,895	—	6,895
Real estate taxes	23,557	—	—	23,557
Acquisition expenses	—	—	—	—
Depreciation and amortization	38,451	97	—	38,548
Total operating expenses	114,631	25,480	(18,488)	121,623
Total operating income	37,829	6,363	—	44,192
Interest expense	(17,420)	—	—	(17,420)
Income before income taxes	20,409	6,363	—	26,772
Income tax expense	(281)	(1,851)	—	(2,132)
Net income	$20,128	$4,512	$—	$24,640
Segment assets	$3,056,928	$244,726	$—	$3,301,654
Expenditures for segment assets	$63,766	$47	$—	$63,813

	Three Months Ended June 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$112,866	$—	$—	$—	$112,866
Intercompany rental revenue	18,910	—	—	(18,910)	—
Tenant expense reimbursement	18,582	—	—	—	18,582
Observatory revenue	—	30,600	—	—	30,600
Construction revenue	—	—	1,774	(1,400)	374
Third-party management and other fees	594	—	—	—	594
Other revenue and fees	1,757	—	—	—	1,757
Total revenues	152,709	30,600	1,774	(20,310)	164,773
Operating expenses:
Property operating expenses	37,262	—	—	—	37,262
Intercompany rent expense	—	18,910	—	(18,910)	—
Ground rent expense	2,332	—	—	—	2,332
General and administrative expenses	9,113	—	—	—	9,113
Observatory expenses	—	8,093	—	—	8,093
Construction expenses	—	—	1,566	(1,213)	353
Real estate taxes	22,952	—	—	—	22,952
Depreciation and amortization	39,542	87	—	—	39,629
Total operating expenses	111,201	27,090	1,566	(20,123)	119,734
Total operating income (loss)	41,508	3,510	208	(187)	45,039
Interest expense	(17,571)	—	—	—	(17,571)
Income (loss) before income taxes	23,937	3,510	208	(187)	27,468
Income tax benefit (expense)	(422)	(528)	67	—	(883)
Net income (loss)	$23,515	$2,982	$275	$(187)	$26,585
Segment assets	$3,051,768	$240,374	$1,822	$—	$3,293,964
Expenditures for segment assets	$31,796	$24	$—	$—	$31,820

	Six Months Ended June 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$227,521	$—	$—	$227,521
Intercompany rental revenue	32,206	—	(32,206)	—
Tenant expense reimbursement	37,174	—	—	37,174
Observatory revenue	—	53,019	—	53,019
Third-party management and other fees	968	—	—	968
Other revenue and fees	4,202	5	—	4,207
Total revenues	302,071	53,024	(32,206)	322,889
Operating expenses:
Property operating expenses	76,490	—	—	76,490
Intercompany rent expense	—	32,206	(32,206)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	23,825	—	—	23,825
Observatory expenses	—	14,650	—	14,650
Real estate taxes	47,082	—	—	47,082
Acquisition expenses	98	—	—	98
Depreciation and amortization	77,581	194	—	77,775
Total operating expenses	229,739	47,050	(32,206)	244,583
Total operating income	72,332	5,974	—	78,306
Interest expense	(35,371)	—	—	(35,371)
Income before income taxes	36,961	5,974	—	42,935
Income expense	(686)	(904)	—	(1,590)
Net income	$36,275	$5,070	$—	$41,345
Expenditures for segment assets	$87,224	$47	$—	$87,271

	Six Months Ended June 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$222,924	$—	$—	$—	$222,924
Intercompany rental revenue	30,574	—	—	(30,574)	—
Tenant expense reimbursement	36,782	—	—	—	36,782
Observatory revenue	—	48,823	—	—	48,823
Construction revenue	—	—	5,696	(3,715)	1,981
Third-party management and other fees	1,040	—	—	—	1,040
Other revenue and fees	5,105	—	—	—	5,105
Total revenues	296,425	48,823	5,696	(34,289)	316,655
Operating expenses:
Property operating expenses	79,289	—	—	—	79,289
Intercompany rent expense	—	30,574	—	(30,574)	—
Ground rent expense	4,663	—	—	—	4,663
General and administrative expenses	18,213	—	—	—	18,213
Observatory expenses	—	15,495	—	—	15,495
Construction expenses	—	—	6,539	(3,317)	3,222
Real estate taxes	45,930	—	—	—	45,930
Depreciation and amortization	80,775	171	101	—	81,047
Total operating expenses	228,870	46,240	6,640	(33,891)	247,859
Total operating income (loss)	67,555	2,583	(944)	(398)	68,796
Interest expense	(33,618)	—	—	—	(33,618)
Income (loss) before income taxes	33,937	2,583	(944)	(398)	35,178
Income tax benefit (expense)	(773)	(272)	340	—	(705)
Net income (loss)	$33,164	$2,311	$(604)	$(398)	$34,473
Expenditures for segment assets	$69,189	$24	$—	$—	$69,213

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
Highlights for the three months ended June 30, 2016 included:

•	Achieved net income attributable to the Company of $0.09 per fully diluted share.

•	Occupancy and leased percentages at June 30, 2016:

•	Total portfolio was 86.6% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 89.4% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 84.9% occupied; including SLNC, the Manhattan office portfolio was 88.4% leased.

•	Retail portfolio was 83.6% occupied; including SLNC, the retail portfolio was 86.0% leased.

•	Empire State Building was 88.7% occupied; including SLNC, the Empire State Building was 90.7% leased.

•
Executed 45 leases, representing 176,533 rentable square feet across the total portfolio, achieving a 39.4% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 19 new leases representing 99,180 rentable square feet in the second quarter 2016 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 58.1% in mark-to-market rent over previous fully escalated rents.

•	The Empire State Building Observatory revenue for the second quarter 2016 grew 4.0% to $31.8 million from $30.6 million in the second quarter 2015.

•	Declared a dividend in the amount of $0.105 per share for the second quarter 2016, a 24% increase from previous quarters.
As of June 30, 2016, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.5 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 504,294 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of June 30, 2016, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Six months ended June 30,
	2016		2015
Office leases	$58,254	40.2%	$53,658	39.8%
Retail leases	5,282	3.7%	5,228	3.9%
Tenant reimbursements & other income	13,563	9.4%	11,763	8.8%
Observatory operations	53,019	36.6%	48,823	36.3%
Broadcasting licenses and leases	14,651	10.1%	15,011	11.2%
Total	$144,769	100.0%	$134,483	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through June 30, 2016, we have invested a total of approximately $681.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We are in the process of substantially completing the redevelopment and repositioning program as originally contemplated. We intend to fund these capital improvements through a combination of operating cash flow and borrowings.

As of June 30, 2016, excluding principal amortization, we had no debt maturing in 2016 and approximately $336.0 million of debt maturing in 2017, and we had total debt outstanding of approximately $1.7 billion, with a weighted average interest rate of 4.08% (excluding premiums and discount) and a weighted average maturity of 5.1 years. Our consolidated debt to total market capitalization was approximately 24% as of June 30, 2016.
As of March 2015, we no longer solicited new business for our construction management business. We have since completed all projects that were in progress.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015, respectively.
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table summarizes our historical results of operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change	%
Revenues:
Rental revenue	$112,613	$112,866	$(253)	(0.2)%
Tenant expense reimbursement	19,054	18,582	472	2.5%
Observatory revenue	31,838	30,600	1,238	4.0%
Construction revenue	—	374	(374)	(100.0)%
Third-party management and other fees	423	594	(171)	(28.8)%
Other revenues and fees	1,887	1,757	130	7.4%
Total revenues	165,815	164,773	1,042	0.6%
Operating expenses:
Property operating expenses	37,386	37,262	124	0.3%
Ground rent expenses	2,330	2,332	(2)	(0.1)%
General and administrative expenses	12,907	9,113	3,794	41.6%
Observatory expenses	6,895	8,093	(1,198)	(14.8)%
Construction expenses	—	353	(353)	(100.0)%
Real estate taxes	23,557	22,952	605	2.6%
Depreciation and amortization	38,548	39,629	(1,081)	(2.7)%
Total operating expenses	121,623	119,734	1,889	1.6%
Operating income	44,192	45,039	(847)	(1.9)%
Interest expense	(17,420)	(17,571)	151	(0.9)%
Income before income taxes	26,772	27,468	(696)	(2.5)%
Income tax expense	(2,132)	(883)	(1,249)	141.4%
Net income	24,640	26,585	(1,945)	(7.3)%
Private perpetual preferred unit distributions	(234)	(234)	—	—
Net income attributable to non-controlling interests	(13,317)	(15,231)	1,914	(12.6)%
Net income attributable to common stockholders	$11,089	$11,120	$(31)	(0.3)%

Rental Revenue
Rental revenue was consistent with the three months ended June 30, 2015.
Tenant Expense Reimbursement
Tenant expense reimbursements were consistent with the three months ended June 30, 2015.
Observatory Revenue
Observatory revenues were higher due to an improvement in our ticket mix and more favorable weather conditions in the second quarter 2016 versus the prior year period.

Construction Revenue
The construction business ceased operations in 2015 which is reflected in the elimination of construction revenues.
Third-Party Management and Other Fees
The decrease reflects lower management fee income in the three months ended June 30, 2016, due to a transaction related fee received in the three months ended June 30, 2015.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher percentage rent.
Property Operating Expenses
Property operating expenses were consistent with the three months ended June 30, 2015.
General and Administrative Expenses
The increase in general and administrative expenses is due to $1.5 million of incremental legal costs pertaining to formation transactions litigation, $1.3 million related to higher 2016 incentive compensation bonus accruals and salaries, and $1.3 million related to equity compensation expense.  We went public in October 2013 and we are still ramping up, adding layers of amortization of non-cash compensation expense associated with equity incentive compensation.  Once we conclude four years as a public company, this expense should stabilize.
Observatory Expenses
The decrease in Observatory expenses primarily reflects lower public relations costs and lower personnel expenses.
Construction Expenses
The construction business ceased operations in 2015 which is reflected in the elimination of construction expenses.
Real Estate Taxes
Real estate taxes were consistent with the three months ended June 30, 2015.
Depreciation and Amortization
The decrease in depreciation and amortization was primarily attributable to assets that became fully depreciated during 2015.
Interest Expense
Interest expense was consistent with the three months ended June 30, 2015.
Income taxes
The increase in income tax expense was attributable to activities within our taxable REIT subsidiaries, primarily related to a higher taxable income estimate related to the Observatory for the three months ended June 30, 2016.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table summarizes our historical results of operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six months ended June 30,
	2016	2015	Change	%
Revenues:
Rental revenue	$227,521	$222,924	$4,597	2.1%
Tenant expense reimbursement	37,174	36,782	392	1.1%
Observatory revenue	53,019	48,823	4,196	8.6%
Construction revenue	—	1,981	(1,981)	(100.0)%
Third-party management and other fees	968	1,040	(72)	(6.9)%
Other revenues and fees	4,207	5,105	(898)	(17.6)%
Total revenues	322,889	316,655	6,234	2.0%
Operating expenses:
Property operating expenses	76,490	79,289	(2,799)	(3.5)%
Ground rent expenses	4,663	4,663	—	—%
General and administrative expenses	23,825	18,213	5,612	30.8%
Observatory expenses	14,650	15,495	(845)	(5.5)%
Construction expenses	—	3,222	(3,222)	(100.0)%
Real estate taxes	47,082	45,930	1,152	2.5%
Acquisition expenses	98	—	98	100.0%
Depreciation and amortization	77,775	81,047	(3,272)	(4.0)%
Total operating expenses	244,583	247,859	(3,276)	(1.3)%
Operating income	78,306	68,796	9,510	13.8%
Interest expense	(35,371)	(33,618)	(1,753)	5.2%
Income before income taxes	42,935	35,178	7,757	22.1%
Income tax expense	(1,590)	(705)	(885)	125.5%
Net income	41,345	34,473	6,872	19.9%
Private perpetual preferred unit distributions	(468)	(468)	—	—
Net income attributable to non-controlling interests	(22,360)	(19,747)	(2,613)	13.2%
Net income attributable to common stockholders	$18,517	$14,258	$4,259	29.9%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
Tenant expense reimbursements were consistent with the six months ended June 30, 2015.
Observatory Revenue
Observatory revenues were higher in part due to increased tourist visits, favorable weather conditions in 2016 and changes in ticket mix.
Construction Revenue
The construction business ceased operations in 2015 which is reflected in the elimination of construction revenues.
Third-Party Management and Other Fees
Third party management fees were consistent with the six months ended June 30, 2015.
Other Revenues and Fees
The decrease in other revenues and fees was primarily due to lower lease cancellation income in the six months ended June 30, 2016.

Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repairs and maintenance costs and lower utility costs, partially offset by higher bad debt expenses.
General and Administrative Expenses
The increase in general and administrative expenses is due to $1.7 million of incremental legal costs pertaining to formation transactions litigation, $2.6 million related to higher 2016 incentive compensation bonus accruals and salaries, and $1.7 million related to equity compensation expense.  We went public in October 2013 and we are still ramping up, adding layers of amortization of non-cash compensation expense associated with equity incentive compensation.  Once we conclude four years as a public company, this expense should stabilize.
Observatory Expenses
The decrease in Observatory expenses primarily reflects lower public relations costs, lower personnel costs and lower legal fees.
Construction Expenses
The construction business ceased operations in 2015 which is reflected in the elimination of construction expenses.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
The decrease in depreciation and amortization was primarily attributable to assets that became fully depreciated during 2015.
Interest Expense
The increase in interest expense was due to higher debt balances as well as higher interest rates. In March 2015, we issued $350.0 million of senior unsecured notes with a weighted average fixed interest rate of 4.08%. The proceeds were partially used to repay our unsecured revolving credit facility which had a variable interest rate of 1.33% in the first quarter 2015.
Income taxes
The increase in income tax expense was attributable to activities within our taxable REIT subsidiaries, primarily related to a higher taxable income estimate related to the Observatory for the six months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2016, we had approximately $35.5 million available in cash and cash equivalents, and there was $760.0 million available under our unsecured revolving credit facility. In addition, on July 6, 2016 we increased our committed borrowing capacity under the unsecured revolving credit facility from $800 million to $1.1 billion.

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

As of June 30, 2016, we had approximately $1.7 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.08% (excluding premiums and discount) and a weighted average maturity of 5.1 years. Excluding principal amortization, we have no debt maturing in 2016 and approximately $336.0 million of debt maturing in 2017. Our consolidated debt to total market capitalization was approximately 24% as of June 30, 2016.
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
The unsecured revolving credit facility is comprised of a revolving credit facility in the maximum original principal amount of $800.0 million. The unsecured revolving credit facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.25 billion under specified circumstances. Amounts outstanding under the unsecured revolving credit facility bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that will range from 0.875% to 1.600% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that will range from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with procedures described in the unsecured revolving credit facility agreement.
The unsecured revolving credit facility has an initial maturity in January 2019. We have the option to extend the initial term of the unsecured revolving credit facility for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.
The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of June 30, 2016, we were in compliance with the covenants:

Financial covenant	Required	June 30, 2016	In Compliance
Maximum total leverage	< 60%	30.2%	Yes
Maximum secured debt	< 40%	13.7%	Yes
Minimum fixed charge coverage	> 1.50x	3.4x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.7x	Yes
Maximum unsecured leverage	< 60%	23.5%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$745,356	$964,822	Yes
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

On July 6, 2016, we partially exercised the accordion feature and increased our borrowing capacity under the unsecured revolving credit facility from $800 million to $1.1 billion.

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

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Series A, B and C Senior Notes also require compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of June 30, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

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

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The term loan facility requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms in our unsecured revolving credit facility agreement. As of June 30, 2016, we were in compliance with the covenants under the term loan facility.

Mortgage Debt
As of June 30, 2016, we had mortgage debt outstanding of $767.7 million. During the first quarter of 2016, we refinanced at a lower rate a $20.2 million 6.0% mortgage loan secured by 10 Union Square East. The new $50.0 million mortgage loan has a ten year maturity and bears interest at a fixed rate of 3.7%. As a result of the refinancing, we expensed $0.2 million of unamortized deferred financing costs and incurred a $0.4 million prepayment penalty which will be offset by interest cost savings.

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
Office Properties(1)

	Six months ended June 30,
Total New Leases, Expansions, and Renewals	2016	2015
Number of leases signed(2)	85	129
Total square feet	417,447	604,085
Leasing commission costs(3)	$6,761	$8,798
Tenant improvement costs(3)	22,304	31,672
Total leasing commissions and tenant improvement costs(3)	$29,065	$40,470
Leasing commission costs per square foot(3)	$16.20	$14.56
Tenant improvement costs per square foot(3)	53.43	52.43
Total leasing commissions and tenant improvement costs per square foot(3)	$69.63	$66.99
Retail Properties(4)

	Six months ended June 30,
Total New Leases, Expansions, and Renewals	2016	2015
Number of leases signed(2)	7	10
Total square feet	14,809	68,367
Leasing commission costs(3)	$1,508	$10,048
Tenant improvement costs(3)	2,393	2,234
Total leasing commissions and tenant improvement costs(3)	$3,901	$12,282
Leasing commission costs per square foot(3)	$101.81	$146.97
Tenant improvement costs per square foot(3)	161.58	32.68
Total leasing commissions and tenant improvement costs per square foot(3)	$263.39	$179.65
_______________

(1)	Excludes an aggregate of 504,294 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 504,294 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six months ended June 30,
	2016	2015
Total Portfolio
Capital expenditures (1)	$36,459	$23,514
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of June 30, 2016, we expect to incur additional costs relating to obligations under signed new leases of approximately $52.8 million during the 12 months ending June 30, 2017. This consists of approximately $52.3 million for tenant improvements and other improvements related to new leases and approximately $0.5 million for leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $51.7 million have been made to securityholders for the six months ended June 30, 2016.
Cash Flows
Comparison of Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
Net cash. Cash and cash equivalents were $35.5 million and $34.2 million, respectively, as of June 30, 2016 and 2015.
Operating activities. Net cash provided by operating activities increased by $15.0 million to $92.1 million for the six months ended June 30, 2016 compared to $77.1 million for the six months ended June 30, 2015 primarily due to higher cash rents and lower leasing commission costs.
Investing activities. Net cash used in investing activities increased by $10.9 million to $74.0 million for the six months ended June 30, 2016 compared to $63.1 million for the six months ended June 30, 2015 primarily due to higher expenditures on tenant improvements.
Financing activities. Net cash used in financing activities increased by $3.8 million to $29.3 million for the six months ended June 30, 2016 compared to $25.5 million for the six months ended June 30, 2015. The increase was primarily due to higher dividends and distributions paid in 2016.

Net Operating Income ("NOI")
Our internal financial reports include a discussion of property net operating income. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses and break-up fee, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net operating income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

NOI is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the components of net income that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly titled measures and, accordingly, our NOI may not be comparable to similarly titled measures reported by other companies that do not define the measure exactly as we do.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$24,640	$26,585	$41,345	$34,473
Add:
General and administrative expenses	12,907	9,113	23,825	18,213
Depreciation and amortization	38,548	39,629	77,775	81,047
Interest expense	17,420	17,571	35,371	33,618
Construction expenses	—	353	—	3,222
Acquisition expenses	—	—	98	—
Income tax expense	2,132	883	1,590	705
Less:
Construction revenue	—	(374)	—	(1,981)
Third-party management and other fees	(423)	(594)	(968)	(1,040)
Net operating income	$95,224	$93,166	$179,036	$168,257
Other Net Operating Income Data
Straight-line rental revenue	$6,796	$5,622	$11,876	$9,724
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$844	$4,576	$5,075	$9,867
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$24,640	$26,585	$41,345	$34,473
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Real estate depreciation and amortization	38,386	39,542	77,461	80,775
FFO attributable to common stockholders and non-controlled interests	62,792	65,893	118,338	114,780
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common stockholders and non-controlled interests	64,750	67,851	122,254	118,696
Deferred financing costs write-off and prepayment penalty	—	404	552	1,749
Acquisition expenses	—	—	98	—
Construction severance expenses, net of taxes	—	—	—	480
Core FFO attributable to common stockholders and non-controlled interests	$64,750	$68,255	$122,904	$120,925

Weighted average shares and Operating Partnership Units
Basic	266,167	265,867	266,151	265,866
Diluted	266,167	265,867	266,151	265,866
Factors That May Influence Future Results of Operations
Leasing
We signed 1.2 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2015. During the six months ended June 30, 2016, we signed 0.4 million rentable square feet of new leases, expansions and renewals.
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
As of June 30, 2016, there were approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.6% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.0% and 6.8% of net rentable square footage of the properties in our portfolio will expire in 2016 and in 2017, respectively. These leases are expected to represent approximately 3.5% and 7.5%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
We believe that as we complete the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rents. Over the short term, as we renovate and reposition our properties, which includes aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-

term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain following the redevelopment and repositioning of our properties.
Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the second quarter 2016 was $31.8 million, compared to $30.6 million for the second quarter 2015. The Observatory hosted approximately 1,124,000 visitors in the second quarter 2016 versus 1,165,000 visitors in the second quarter 2015. In the second quarter of 2016, there were two bad weather weekend days. This compares to the second quarter of 2015, in which there were five bad weather weekend days. In addition, Easter weekend was in the first quarter in 2016 and was in the second quarter in 2015.
For the six months ended June 30, 2016, the Empire State Building Observatory hosted 1,843,000 visitors versus 1,787,000 visitors from the same period in 2015. Observatory revenue was $53.0 million for the six months ended June 30, 2016, an 8.6% increase from $48.8 million for the six months ended June 30, 2015. For the six months of 2016, there were four bad weather weekend days. This compares to the six months of 2015, in which there were 14 bad weather weekend days.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the six months ended June 30, 2016, we derived $10.8 million of revenue and $3.9 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2016 and 2025. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the upcoming Federal Communications Commission spectrum auction, and there is a new competitor in the market at One World Trade Center. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.
We have renewed and extended our leases with Univision Television Group from their current expirations in 2016 and 2018 to a new expiration in December 2025.  Three of our existing broadcast tenants, CBS Broadcasting, NBC Universal Media, and WNET have notified us that they will vacate the Empire State Building at the end of their current lease terms.  The non-renewing leases with CBS, NBC and WNET generated approximately $6.3 million in aggregate revenue in 2015, inclusive of expense reimbursements, and their leases expire in 2017 and 2018.  Revenue from Univision totaled approximately $2.9 million, inclusive of expense reimbursements in 2015. Effective January 2016, annual revenue from Univision adjusted to an initial amount of $1.9 million, and is subject to escalations.

We renewed and extended our lease and licenses with Emmis Communications, which operates three FM radio stations at the Empire State Building, for 16 years. For the year ended December 31, 2015, revenue from Emmis Communications totaled approximately $1.7 million (inclusive of expense reimbursements). Effective January 2016, annual revenue from Emmis Communications adjusted to an initial amount of $1.3 million, and is subject to escalations.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of June 30, 2016, our variable rate debt of $305.0 million represented 4.4% of our total enterprise value.
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
During 2015 we entered into three interest rate LIBOR swaps with effective dates of July 5, 2017 and August 31, 2017 and an aggregate notional value of $465.0 million, which fixes interest rates at 2.1485% and 2.5050%, and mature between August 24, 2022 and July 5, 2027. These interest rate swaps have been designated as cash flow hedges and are deemed effective as of June 30, 2016 with a net liability fair value of $32.2 million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Based on our variable rate debt balances, interest expense would have increased by approximately $3.0 million if short-term interest rates had been 1% higher. As of June 30, 2016, the weighted average interest rate on the $1.4 billion of fixed-rate indebtedness outstanding was 4.55% per annum, each with maturities at various dates through March 27, 2030.
As of June 30, 2016, the fair value of our outstanding debt was approximately $1.7 billion, which was approximately $45.2 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of June 30, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

EMPIRE STATE REALTY TRUST, INC.

Date: August 3, 2016                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2016                             By:/s/ Andrew J. Prentice
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