Form 10-Q
period 2016-09-30
Empire State Realty Trust, Inc.
filed 2016-11-08
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36105
EMPIRE STATE REALTY TRUST, INC.

(Exact name of Registrant as specified in its charter)

Maryland	37-1645259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 West 33rd Street
New York, New York 10120
(Address of principal executive offices) (Zip Code)
(212) 687-8700
(Registrant's telephone number, including area code)

Former Address
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	153,941,429
Class B Common Stock, par value $0.01 per share	1,096,495
(Class)	(Outstanding on November 1, 2016)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,946	7,498
Building and improvements	2,196,864	2,067,636
	2,406,006	2,276,330
Less: accumulated depreciation	(532,406)	(465,584)
Commercial real estate properties, net	1,873,600	1,810,746
Cash and cash equivalents	594,297	46,685
Restricted cash	60,752	65,880
Tenant and other receivables, net of allowance of $4,242 and $2,792 in 2016 and 2015, respectively	19,569	18,782
Deferred rent receivables, net of allowance of $228 and $245 in 2016 and 2015, respectively	143,578	122,048
Prepaid expenses and other assets	33,685	50,460
Deferred costs, net	287,591	310,679
Acquired below-market ground leases, net	378,018	383,891
Goodwill	491,479	491,479
Total assets	$3,882,569	$3,300,650
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$763,457	$747,661
Senior unsecured notes, net	589,546	587,018
Unsecured term loan facility, net	262,830	262,545
Unsecured revolving credit facility, net	—	35,192
Accounts payable and accrued expenses	154,573	111,099
Acquired below-market leases, net	87,708	104,171
Deferred revenue and other liabilities	24,176	31,388
Tenants’ security deposits	47,440	48,890
Total liabilities	1,929,730	1,927,964
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 153,828,060 shares issued and outstanding and 118,903,312 shares issued and outstanding in 2016 and 2015, respectively	1,538	1,189
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,097,584 and 1,120,067 shares issued and outstanding in 2016 and 2015, respectively	11	11
Additional paid-in capital	1,100,706	469,152
Accumulated other comprehensive loss	(14,956)	(883)
Retained earnings	50,259	55,260
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,137,558	524,729
Non-controlling interests in operating partnership	807,277	839,953
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2016 and 2015	8,004	8,004
Total equity	1,952,839	1,372,686
Total liabilities and equity	$3,882,569	$3,300,650

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenue	$115,634	$110,903	$343,155	$333,827
Tenant expense reimbursement	19,176	23,096	56,350	59,878
Observatory revenue	38,093	35,702	91,112	84,525
Construction revenue	—	—	—	1,981
Third-party management and other fees	404	618	1,372	1,658
Other revenue and fees	2,541	5,460	6,748	10,565
Total revenues	175,848	175,779	498,737	492,434
Operating expenses:
Property operating expenses	38,585	41,052	115,075	120,341
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	11,798	10,182	35,623	28,395
Observatory expenses	7,250	7,896	21,900	23,391
Construction expenses	—	—	—	3,222
Real estate taxes	24,691	23,613	71,773	69,543
Acquisition expenses	—	193	98	193
Depreciation and amortization	37,607	45,169	115,382	126,216
Total operating expenses	122,262	130,436	366,845	378,295
Total operating income	53,586	45,343	131,892	114,139
Interest expense	(17,939)	(16,680)	(53,310)	(50,298)
Income before income taxes	35,647	28,663	78,582	63,841
Income tax expense	(2,750)	(2,578)	(4,340)	(3,283)
Net income	32,897	26,085	74,242	60,558
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Net income attributable to non-controlling interests	(16,690)	(14,631)	(39,050)	(34,378)
Net income attributable to common stockholders	$15,973	$11,220	$34,490	$25,478

Total weighted average shares:
Basic	136,831	115,900	126,740	112,741
Diluted	280,614	265,873	271,028	265,868

Earnings per share attributable to common stockholders:
Basic	$0.12	$0.10	$0.27	$0.23
Diluted	$0.12	$0.10	$0.27	$0.22

Dividends per share	$0.105	$0.085	$0.295	$0.255

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$32,897	$26,085	$74,242	$60,558
Other comprehensive income (loss):
Change in unrealized gain (loss) on valuation of interest rate swap agreements	930	(4,384)	(29,305)	(4,384)
Other comprehensive income (loss)	930	(4,384)	(29,305)	(4,384)
Comprehensive income	33,827	21,701	44,937	56,174
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(16,924)	(14,865)	(39,752)	(35,080)
Other comprehensive (income) loss attributable to non-controlling interests	(979)	2,481	15,561	2,481
Comprehensive income attributable to common stockholders	$15,924	$9,317	$20,746	$23,575

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2016
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2015	118,903	$1,189	1,120	$11	$469,152	$(883)	$55,260	$524,729	$839,953	$8,004	$1,372,686
Issuance of Class A shares, net of costs	29,611	296	—	—	610,982	—	—	611,278	—	—	611,278
Conversion of operating partnership units and Class B shares to Class A shares	5,268	53	(22)	—	20,217	(329)	—	19,941	(19,941)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	6,899	—	6,899
Restricted stock, net of forfeitures	46	—	—	—	355	—	—	355	—	—	355
Dividends and distributions	—	—	—	—	—	—	(39,491)	(39,491)	(43,123)	(702)	(83,316)
Net income	—	—	—	—	—	—	34,490	34,490	39,050	702	74,242
Unrealized loss on valuation of interest rate swap agreements	—	—	—	—	—	(13,744)	—	(13,744)	(15,561)	—	(29,305)
Balance at September 30, 2016	153,828	$1,538	1,098	$11	$1,100,706	$(14,956)	$50,259	$1,137,558	$807,277	$8,004	$1,952,839

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$74,242	$60,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,382	126,216
Amortization of deferred financing costs and debt premiums and discount	516	1,626
Amortization of acquired above- and below-market leases, net	(6,285)	(14,662)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(21,495)	(15,165)
Equity based compensation	7,254	4,259
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	3,120	5,268
Tenant and other receivables	(788)	(8,661)
Deferred leasing costs	(18,642)	(26,533)
Prepaid expenses and other assets	16,775	14,745
Accounts payable and accrued expenses	(6,671)	(4,107)
Deferred revenue and other liabilities	(7,213)	10,190
Net cash provided by operating activities	162,068	159,607
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	558	(672)
Development costs	(450)	(493)
Additions to building and improvements	(120,401)	(103,835)
Net cash used in investing activities	(120,293)	(105,000)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	50,000	—
Repayment of mortgage notes payable	(29,220)	(143,903)
Proceeds from unsecured revolving credit facility	50,000	615,000
Repayments of unsecured revolving credit facility	(90,000)	(595,000)
Repayments of term loan and credit facility	—	(470,000)
Proceeds from senior unsecured notes	—	350,000
Proceeds from unsecured term loan	—	265,000
Net proceeds from the sale of common stock	611,278	—
Deferred financing costs	(2,905)	(6,128)
Private perpetual preferred unit distributions	(702)	(702)
Dividends paid to common stockholders	(39,491)	(29,056)
Distributions paid to non-controlling interests in the operating partnership	(43,123)	(39,162)
Net cash provided by (used in) financing activities	505,837	(53,951)
Net increase in cash and cash equivalents	547,612	656
Cash and cash equivalents—beginning of period	46,685	45,732
Cash and cash equivalents—end of period	$594,297	$46,388

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,286	$49,305
Cash paid for income taxes	$3,495	$3,258

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$71,444	$47,029
Derivative instruments at fair values included in accounts payable and accrued expenses	31,227	4,384
Conversion of operating partnership units and Class B shares to Class A shares	19,941	53,120

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
As of September 30, 2016, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 502,429 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of September 30, 2016, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P., holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2016, we owned approximately 51.8% of the aggregate operating partnership units in our operating partnership. Our company, as the sole general partner in our operating partnership, has responsibility and discretion in the management and control in our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. Accordingly, our operating partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
For purposes of comparison, certain items shown in the 2015 unaudited condensed consolidated financial statements have been reclassified to conform to the presentation used for 2016. For 2015 periods presented, certain Empire State Building public relations costs previously included in property operating expenses are included in observatory expenses. For the three and nine months ended September 30, 2016, these costs were $0.5 million and $1.8 million, respectively, and for the three and nine months ended September 30, 2015, these costs were $0.6 million and $1.7 million, respectively.

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
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of tenant expense reimbursement, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, senior unsecured notes, mortgage notes payable, unsecured term loan and revolving credit facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.

Recently Issued or Adopted Accounting Standards
During August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted including adoption in an interim period. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which contains amendments that replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Earlier adoption as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. The amendments must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Leasing costs	$137,925	$121,864
Acquired in-place lease value and deferred leasing costs	258,880	285,902
Acquired above-market leases	76,532	81,680
	473,337	489,446
Less: accumulated amortization	(190,773)	(178,767)
Total deferred costs, net, excluding net deferred financing costs	$282,564	$310,679
At September 30, 2016, $5.0 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.1 million and $7.8 million for the three months ended September 30, 2016 and 2015, respectively, and $17.6 million and $19.2 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense related to acquired lease intangibles was $5.0 million and $9.8 million for the three months ended September 30, 2016 and 2015, respectively, and $19.7 million and $29.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(18,898)	(13,025)
Acquired below-market ground leases, net	$378,018	$383,891

	September 30, 2016	December 31, 2015
Acquired below-market leases	$(135,633)	$(163,290)
Less: accumulated amortization	47,925	59,119
Acquired below-market leases, net	$(87,708)	$(104,171)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.2 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $6.3 million and $14.7 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

			As of September 30, 2016
	Principal Balance as of September 30, 2016	Principal Balance as of December 31, 2015	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Bank Street	$31,715	$32,214	5.72%	6.22%	6/1/2017
1542 Third Avenue	17,906	18,222	5.90%	6.61%	6/1/2017
First Stamford Place	236,030	238,765	5.65%	6.17%	7/5/2017
1010 Third Avenue and 77 West 55th Street	26,646	27,064	5.69%	6.39%	7/5/2017
383 Main Avenue	28,811	29,269	5.59%	6.04%	7/5/2017
1333 Broadway	67,909	68,646	6.32%	3.76%	1/5/2018
1400 Broadway
(first lien mortgage loan)	67,974	68,732	6.12%	3.41%	2/5/2018
(second lien mortgage loan)	9,442	9,600	3.35%	3.36%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	75,554	76,406	6.01%	3.36%	4/5/2018
(second lien mortgage loan)	9,543	9,640	6.56%	3.67%	4/5/2018
1350 Broadway	37,913	38,348	5.87%	3.74%	4/5/2018
Metro Center	96,483	97,950	3.59%	3.66%	11/5/2024
10 Union Square (3)	50,000	20,289	3.70%	4.00%	4/1/2026
Total mortgage debt	755,926	735,145
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:
Series A	100,000	100,000	3.93%	4.02%	3/27/2025
Series B	125,000	125,000	4.09%	4.18%	3/27/2027
Series C	125,000	125,000	4.18%	4.27%	3/27/2030
Unsecured revolving credit facility	—	40,000	(4)	(4)	1/23/2019
Unsecured term loan facility	265,000	265,000	(5)	(5)	8/24/2022
Total principal	1,620,926	1,640,145
Unamortized premiums, net of unamortized discount	1,974	5,181
Deferred financing costs, net	(7,067)	(12,910)
Total	$1,615,833	$1,632,416
______________

(1)	The effective rate is the yield as of September 30, 2016, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The mortgage loan collateralized by 10 Union Square was refinanced in March 2016.

(4)	At September 30, 2016, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at September 30, 2016 was 1.68%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at September 30, 2016 was 2.13%. Pursuant to a forward interest rate swap agreement, the LIBOR rate is fixed at 2.1485% for the period beginning on August 31, 2017 through maturity.

Principal Payments
Aggregate required principal payments at September 30, 2016 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2016	$3,086	$—	$3,086
2017	9,904	336,009	345,913
2018	2,880	262,210	265,090
2019	2,188	250,000	252,188
2020	2,268	—	2,268
Thereafter	9,706	742,675	752,381
Total	$30,032	$1,590,894	$1,620,926

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Financing costs	$23,044	$20,882
Less: accumulated amortization	(10,949)	(7,972)
Total deferred financing costs, net	$12,095	$12,910
Amortization expense related to deferred financing costs was $1.3 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $5.0 million for the nine months ended September 30, 2016 and 2015, respectively, and was included in interest expense. At September 30, 2016, $5.0 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
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

As of September 30, 2016, we were in compliance with the covenants under the unsecured revolving credit facility.

Senior Unsecured Notes

Exchangeable Senior Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) due August 15, 2019. These 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes is in cash. As of September 30, 2016, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.5095 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.41 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three and nine months ended September 30, 2016, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2015, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively.

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

The proceeds from the issuance of the Series A, B and C Senior Notes were used to repay outstanding mortgage debt, reduce amounts outstanding under the unsecured revolving credit facility and for other general corporate purposes. As of September 30, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

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

The proceeds from the term loan facility were used to repay borrowings made under the unsecured revolving credit facility. As of September 30, 2016, we were in compliance with the covenants under the term loan facility.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$99,522	$83,352
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	31,227	1,922
Accrued interest payable	4,426	5,555
Due to affiliated companies	1,031	1,903
Accounts payable and accrued expenses	$154,573	$111,099
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley in the amount of New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $31.8 million. If we had breached any of these provisions at September 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $31.8 million.

As of September 30, 2016, we had three interest rate LIBOR swaps with an aggregate notional value of $465.0 million. The notional value does not represent exposure to credit, interest rate or market risks. The fair value of these derivative instruments, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet, amounted to $31.2 million at September 30, 2016. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of September 30, 2016, these cash flow hedges are deemed effective and an unrealized gain of $0.9 million and an unrealized loss of $29.3 million are reflected in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $1.2 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months relating to the interest rate swap contracts in effect as of September 30, 2016.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	As of September 30, 2016					September 30, 2016		December 31, 2015
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(12,921)	$—	$(1,620)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(9,153)	—	(148)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(9,153)	—	(154)
						$—	$(31,227)	$—	$(1,922)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

Effects of Cash Flow Hedges	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Amount of gain (loss) recognized in other comprehensive income (loss) - effective portion	$930	$(4,384)	$(29,305)	$(4,384)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense - effective portion	—	—	—	—
Amount of gain (loss) recognized in other income/expense - ineffective portion	—	—	—	—

Fair Valuation
The estimated fair values at September 30, 2016 and December 31, 2015 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair value of our senior unsecured notes - Exchangeable is classified as Level 1 and was derived from quoted prices in active markets. However, the fair value could be classified as Level 2 if trading volumes are low.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$31,227	$31,227	$—	$31,227	$—
Mortgage notes payable	763,457	770,827	—	—	770,827
Senior unsecured notes - Exchangeable	240,658	290,325	290,325	—	—
Senior unsecured notes - Series A, B, and C	348,888	364,574	—	—	364,574
Unsecured term loan facility	262,830	265,000	—	—	265,000
Unsecured revolving credit facility	—	—	—	—	—

	December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$1,922	$1,922	$—	$1,922	$—
Mortgage notes payable	747,661	752,350	—	—	752,350
Senior unsecured notes - Exchangeable	238,208	251,391	—	—	251,391
Senior unsecured notes - Series A, B, and C	348,810	344,501	—	—	344,501
Unsecured term loan facility	262,545	265,000	—	—	265,000
Unsecured revolving credit facility	35,192	40,000	—	—	40,000
Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonableness of these fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2016, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
On March 27, 2014, the investors who challenged the buyout provision moved in the appellate court for re-argument or in the alternative for leave to appeal the appeals court’s ruling to the New York Court of Appeals. Opposition to the motion was filed on April 7, 2014. The appellate court denied the motion on May 22, 2014. The investors moved in the New York Court of Appeals for leave to appeal on June 26, 2014. Opposition to this motion was filed on July 11, 2014 and the court dismissed the motion by order dated September 18, 2014. On October 20, 2014, the investors moved to re-argue that dismissal. That motion was denied on December 17, 2014, and counsel for these investors has represented that the investors do not intend to pursue further appellate review of the court’s April 30, 2013 ruling rejecting the challenge to the buyout provision. On March 3, 2015, plaintiffs' counsel filed a motion with the court for its approval of distribution of the net settlement fund. In that motion plaintiffs' counsel also asked for additional fees and expenses to be paid out of the fund. On March 20, 2015, Malkin Holdings LLC filed a response to that motion in which it supported distribution of the fund and took no position on additional fees and expenses. No opposition to the motion was filed and the court granted the motion. Substantially all of the net settlement fund has been distributed to the class, but a small amount remains outstanding.
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
In addition, commencing December 24, 2013, four putative class actions, or the "Second Class Actions," were filed in New York State Supreme Court, New York County, against Malkin Holdings LLC, Peter L. Malkin, Anthony E. Malkin and Thomas N. Keltner, Jr. on behalf of former investors in Empire State Building Associates L.L.C. Generally, the Second Class Actions alleged that the defendants breached their fiduciary duties and were unjustly enriched. One of the Second Class Actions named us and our operating partnership as defendants, alleging that they aided and abetted the breaches of fiduciary duty. The Second Class Actions were consolidated on consent, and co-lead class counsel was appointed by order dated February 11, 2014. A Consolidated Amended Complaint was filed February 7, 2014, which did not name us or our operating partnership as defendants. It seeks monetary damages. On March 7, 2014, defendants filed a motion to dismiss the Second Class Actions, which the plaintiffs opposed and was fully submitted to the court on April 28, 2014. The court heard oral arguments on the motion on July 7, 2014, and the motion to dismiss was granted in a ruling entered July 21, 2014. The plaintiffs filed a notice of appeal on August 8, 2014. On January 12, 2015, the plaintiffs filed a motion to supplement the record on appeal to include additional materials from the Original Class Action, which the defendants opposed. The motion was denied on March 5, 2015. The plaintiffs perfected this appeal by filing their brief and the appellate record with the court on March 23, 2015. Oral argument on the appeal was held on October 28, 2015. On November 25, 2015, the appellate court affirmed dismissal of the Second Class Actions. The plaintiffs moved the appellate court for leave to appeal to the New York Court of Appeals. On March 1, 2016, the appellate court denied the motion. On March 31, 2016, the plaintiffs moved for leave to appeal in the New York Court of Appeals, which the Court of Appeals denied on June 9, 2016. The time for any further appeal of this dismissal has now expired.
On or about October 14, 2014, the 12 investors (out of approximately 4,500 investors covered by the Original Class Actions) who opted out of the Original Class Actions filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and Malkin Holdings LLC, as respondents, alleging breach of fiduciary duty and related claims in connection with the consolidation. The statement of claim in that arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they plan to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. The arbitration hearings commenced May 24, 2016 and proceeded for several days. The hearings are scheduled to resume December 19, 2016.
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
Unfunded Capital Expenditures
At September 30, 2016, we estimate that we will incur approximately $57.1 million of capital expenditures for tenant improvements and leasing commissions on our consolidated properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured revolving credit facility, other issuances of debt, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at September 30, 2016 are as follows (amounts in thousands):

2016	$380
2017	1,518
2018	1,518
2019	1,518
2020	1,518
Thereafter	56,730
$63,182

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash, restricted cash, tenant and other receivables and deferred rent receivables. At September 30, 2016, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2016, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2016, our management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

9. Equity
On August 23, 2016, an affiliate of Qatar Investment Authority (“QIA”) purchased 29,610,854 newly issued Class A common shares at $21.00 per share, equivalent to a 9.9% economic interest in us on a fully diluted basis (representing a 19.4% ownership of Class A common shares). However, QIA can only vote shares equivalent to 9.9% of all voting securities, with the balance of their shares to be voted by us in accord with the votes of all other voting securities. QIA has a top-up right to maintain their ownership stake at 9.9% over time. We received approximately $621.8 million in gross proceeds from the sale.

In connection with our sale of a 9.9% fully diluted interest in us to QIA in August 2016, we agreed, subject to certain minimum thresholds and conditions, to indemnify QIA for certain applicable U.S. federal and state taxes paid by QIA in connection with any dividends we pay that are attributable to capital gains from the sale or exchange of any U.S. real property interests. If we were to trigger our tax indemnification obligations under this agreement, we would be required to pay QIA for the resulting tax consequences, as applicable.

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
Long-term incentive plan ("LTIP") units are a special class of partnership interests in our operating partnership. Each LTIP unit awarded will be deemed equivalent to an award of one share of stock under the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan"), reducing the availability for other equity awards on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance. Under the terms of the LTIP units, our operating partnership will revalue for tax purposes its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unitholders. Subject to any agreed upon exceptions, once vested and having achieved parity with OP unitholders, LTIP units are convertible into OP Units in our operating partnership on a one-for-one basis.
With the exception of performance based LTIP units granted in 2016, all LTIP units issued in connection with annual equity awards, whether vested or not, receive the same per unit distributions as operating partnership units, which equal per share dividends (both regular and special) on our common stock. Performance based LTIP units granted in 2016 receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$15,973	$11,220	$34,490	$25,478
Increase in additional paid-in capital for the conversion of OP Units into common stock	5,016	24,428	20,217	53,013
Change from net income attributable to common stockholders and transfers from non-controlling interests	$20,989	$35,648	$54,707	$78,491
As of September 30, 2016, there were 299,099,533 OP Units outstanding, of which 154,925,644, or 51.8%, were owned by us and 144,173,889, or 48.2%, were owned by other limited partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $16.2 million and $39.5 million for the three and nine months ended September 30, 2016, respectively, and $10.0 million and $29.0 million for the three and nine months ended September 30, 2015, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $15.1 million and $43.1 million for the three and nine months ended September 30, 2016, respectively, and $12.8 million and $39.2 million for the three and nine months ended September 30, 2015, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of September 30, 2016, 8.3 million shares of common stock remain available for future issuance.
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
LTIP units and restricted stock issued during the nine months ended September 30, 2016 were valued at $18.4 million. The weighted-average per unit or share fair value was $9.60 for grants issued in 2016. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2016.
The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2016:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2015	97,592	1,415,895	$11.04
Vested	(4,350)	(124,843)	15.89
Granted	47,071	1,868,629	9.58
Forfeited	(278)	—	17.97
Unvested balance at September 30, 2016	140,035	3,159,681	$10.00
The LTIP unit and restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.1 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, and $0.0 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. Unrecognized compensation expense was $0.5 million at September 30, 2016, which will be recognized over a period of 2.2 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $2.5 million and $6.7 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $3.8 million for the three and nine months ended September 30, 2015, respectively. Unrecognized compensation expense was $21.0 million at September 30, 2016, which will be recognized over a weighted average period of 2.6 years.
Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2016 and 2015 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,		Nine Months Ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator - Basic:
Net income	$32,897	$26,085	$74,242	$60,558
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Net income attributable to non-controlling interests	(16,690)	(14,631)	(39,050)	(34,378)
Earnings allocated to unvested shares	(11)	(7)	(27)	(19)
Net income attributable to common stockholders - basic	$15,962	$11,213	$34,463	$25,459

Numerator - Diluted:
Net income	$32,897	$26,085	$74,242	$60,558
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Earnings allocated to unvested shares and LTIP units	(11)	(161)	(27)	(425)
Net income attributable to common stockholders - diluted	$32,652	$25,690	$73,513	$59,431

Denominator:
Weighted average shares outstanding - basic	136,831	115,900	126,740	112,741
Operating partnership units	141,908	149,973	143,648	153,127
Effect of dilutive securities:
Stock-based compensation plans	1,090	—	378	—
Exchangeable senior notes	785	—	262	—
Weighted average shares outstanding - diluted	280,614	265,873	271,028	265,868

Earnings per share:
Basic	$0.12	$0.10	$0.27	$0.23
Diluted	$0.12	$0.10	$0.27	$0.22
There were 1,033,044 and 757,119 antidilutive shares and LTIP units for the three and nine months ended September 30, 2016, respectively, and 802,462 and 692,209 antidilutive shares and LTIP units for three and nine months ended September 30, 2015, respectively.

10. Related Party Transactions

Supervisory Fee Revenue

We earned supervisory fees from affiliated entities not included in our condensed consolidated financial statements of $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from affiliated entities not included in our condensed consolidated financial statements of $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. These fees are included within third-party management and other fees.
Other

We are reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we receive rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties aggregating $0.07 million and $0.06 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. During August 2016, the previously shared office and leased spaces relocated to a new 5,351 square foot leased space at one of our properties, paying rent generally at a market rental rate. The affiliate has the right to cancel such lease without special payment on 90 days’ notice.
One of our directors is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants with an annualized rent of $5.7 million as of September 30, 2016.
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

The following tables provide components of segment profit for each segment for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$115,634	$—	$—	$115,634
Intercompany rental revenue	22,983	—	(22,983)	—
Tenant expense reimbursement	19,176	—	—	19,176
Observatory revenue	—	38,093	—	38,093
Third-party management and other fees	404	—	—	404
Other revenue and fees	2,536	5	—	2,541
Total revenues	160,733	38,098	(22,983)	175,848
Operating expenses:
Property operating expenses	38,585	—	—	38,585
Intercompany rent expense	—	22,983	(22,983)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	11,798	—	—	11,798
Observatory expenses	—	7,250	—	7,250
Real estate taxes	24,691	—	—	24,691
Depreciation and amortization	37,421	186	—	37,607
Total operating expenses	114,826	30,419	(22,983)	122,262
Total operating income	45,907	7,679	—	53,586
Interest expense	(17,939)	—	—	(17,939)
Income before income taxes	27,968	7,679	—	35,647
Income tax expense	(332)	(2,418)	—	(2,750)
Net income	$27,636	$5,261	$—	$32,897
Segment assets	$3,636,262	$246,307	$—	$3,882,569
Expenditures for segment assets	$52,828	$—	$—	$52,828

	Three Months Ended September 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$110,903	$—	$—	$—	$110,903
Intercompany rental revenue	20,828	—	—	(20,828)	—
Tenant expense reimbursement	23,096	—	—	—	23,096
Observatory revenue	—	35,702	—	—	35,702
Third-party management and other fees	618	—	—	—	618
Other revenue and fees	5,460	—	—	—	5,460
Total revenues	160,905	35,702	—	(20,828)	175,779
Operating expenses:
Property operating expenses	41,052	—	—	—	41,052
Intercompany rent expense	—	20,828	—	(20,828)	—
Ground rent expense	2,331	—	—	—	2,331
General and administrative expenses	10,182	—	—	—	10,182
Observatory expenses	—	7,896	—	—	7,896
Real estate taxes	23,613	—	—	—	23,613
Acquisition expenses	193	—	—	—	193
Depreciation and amortization	45,072	97	—	—	45,169
Total operating expenses	122,443	28,821	—	(20,828)	130,436
Total operating income	38,462	6,881	—	—	45,343
Interest expense	(16,680)	—	—	—	(16,680)
Income before income taxes	21,782	6,881	—	—	28,663
Income tax expense	(474)	(2,104)	—	—	(2,578)
Net income	$21,308	$4,777	$—	$—	$26,085
Segment assets	$3,070,234	$235,937	$2,596	$—	$3,308,767
Expenditures for segment assets	$39,915	$187	$—	$—	$40,102

	Nine Months Ended September 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$343,155	$—	$—	$343,155
Intercompany rental revenue	55,189	—	(55,189)	—
Tenant expense reimbursement	56,350	—	—	56,350
Observatory revenue	—	91,112	—	91,112
Third-party management and other fees	1,372	—	—	1,372
Other revenue and fees	6,738	10	—	6,748
Total revenues	462,804	91,122	(55,189)	498,737
Operating expenses:
Property operating expenses	115,075	—	—	115,075
Intercompany rent expense	—	55,189	(55,189)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	35,623	—	—	35,623
Observatory expenses	—	21,900	—	21,900
Real estate taxes	71,773	—	—	71,773
Acquisition expenses	98	—	—	98
Depreciation and amortization	115,002	380	—	115,382
Total operating expenses	344,565	77,469	(55,189)	366,845
Total operating income	118,239	13,653	—	131,892
Interest expense	(53,310)	—	—	(53,310)
Income before income taxes	64,929	13,653	—	78,582
Income tax expense	(1,018)	(3,322)	—	(4,340)
Net income	$63,911	$10,331	$—	$74,242
Expenditures for segment assets	$140,052	$47	$—	$140,099

	Nine Months Ended September 30, 2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$333,827	$—	$—	$—	$333,827
Intercompany rental revenue	51,402	—	—	(51,402)	—
Tenant expense reimbursement	59,878	—	—	—	59,878
Observatory revenue	—	84,525	—	—	84,525
Construction revenue	—	—	5,696	(3,715)	1,981
Third-party management and other fees	1,658	—	—	—	1,658
Other revenue and fees	10,565	—	—	—	10,565
Total revenues	457,330	84,525	5,696	(55,117)	492,434
Operating expenses:
Property operating expenses	120,341	—	—	—	120,341
Intercompany rent expense	—	51,402	—	(51,402)	—
Ground rent expense	6,994	—	—	—	6,994
General and administrative expenses	28,395	—	—	—	28,395
Observatory expenses	—	23,391	—	—	23,391
Construction expenses	—	—	6,539	(3,317)	3,222
Real estate taxes	69,543	—	—	—	69,543
Acquisition expenses	193	—	—	—	193
Depreciation and amortization	125,847	268	101	—	126,216
Total operating expenses	351,313	75,061	6,640	(54,719)	378,295
Total operating income (loss)	106,017	9,464	(944)	(398)	114,139
Interest expense	(50,298)	—	—	—	(50,298)
Income (loss) before income taxes	55,719	9,464	(944)	(398)	63,841
Income tax benefit (expense)	(1,247)	(2,376)	340	—	(3,283)
Net income (loss)	$54,472	$7,088	$(604)	$(398)	$60,558
Expenditures for segment assets	$109,104	$211	$—	$—	$109,315

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	resolution of the arbitration involving the company;

•	reduced demand for office or retail space;

•	general volatility of the capital and credit markets and the market price of our Class A common stock and our publicly-traded OP Units;

•	changes in our business strategy;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	fluctuations in interest rates;

•	increased operating costs;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing, including our unsecured revolving credit facility;

•	our leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure to redevelop and reposition properties successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development (including our Metro Tower development site), including the cost of construction delays and cost overruns;

•	failure to operate properties successfully;

•	inability to manage our growth effectively;

•	inability to make distributions to our stockholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	a future terrorist event in the U.S.;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	lack, or insufficient amounts, of insurance;

•	unavailability of, and inability to attract and retain, qualified personnel;

•	conflicts of interest affecting any of our senior management team;

•	misunderstanding of our competition;

•	changes in real estate and zoning laws and increases in real property tax rates;

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
Highlights for the three months ended September 30, 2016 included:

•	Achieved net income attributable to the Company of $16.0 million and Core Funds From Operations of $71.9 million.

•	Occupancy and leased percentages at September 30, 2016:

•	Total portfolio was 87.9% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 90.3% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 86.6% occupied; including SLNC, the Manhattan office portfolio was 89.5% leased.

•	Retail portfolio was 86.3% occupied; including SLNC, the retail portfolio was 88.3% leased.

•	Empire State Building was 90.1% occupied; including SLNC, the Empire State Building was 91.5% leased.

•
Executed 51 leases, representing 348,770 rentable square feet across the total portfolio, achieving a 30.2% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 20 new leases representing 224,125 rentable square feet in the third quarter 2016 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 59.3% in mark-to-market rent over previous fully escalated rents.

•	The Empire State Building Observatory revenue for the third quarter 2016 grew 6.7% to $38.1 million from $35.7 million in the third quarter 2015.

•	On August 23, 2016, we issued 29,610,854 Class A common shares at $21.00 per share in a private placement transaction with QIA which raised approximately $622 million in gross proceeds.

•	Declared a dividend in the amount of $0.105 per share for the third quarter 2016.
As of September 30, 2016, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 502,429 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of September 30, 2016, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Nine months ended September 30,
	2016		2015
Office leases	$89,026	38.9%	$80,052	37.1%
Retail leases	7,223	3.2%	7,826	3.6%
Tenant reimbursements & other income	18,530	8.1%	20,675	9.6%
Observatory operations	91,112	39.8%	84,525	39.2%
Broadcasting licenses and leases	22,771	10.0%	22,784	10.5%
Total	$228,662	100.0%	$215,862	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through September 30, 2016, we have invested a total of approximately $698.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We are in the process of substantially completing the redevelopment and repositioning program as originally contemplated. We intend to fund these capital improvements through a combination of operating cash flow and borrowings.
As of September 30, 2016, excluding principal amortization, we had no debt maturing in 2016 and approximately $336.0 million of debt maturing in 2017, and we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.15% (excluding premiums and discount) and a weighted average maturity of 4.9 years. As of September 30, 2016, we had cash and cash equivalents of $594.3 million. Our consolidated net debt to total market capitalization was approximately 14.0% as of September 30, 2016.
As of March 2015, we no longer solicited new business for our construction management business. We have since completed all projects that were in progress and closed that business.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015, respectively.
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table summarizes our historical results of operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Change	%
Revenues:
Rental revenue	$115,634	$110,903	$4,731	4.3%
Tenant expense reimbursement	19,176	23,096	(3,920)	(17.0)%
Observatory revenue	38,093	35,702	2,391	6.7%
Third-party management and other fees	404	618	(214)	(34.6)%
Other revenues and fees	2,541	5,460	(2,919)	(53.5)%
Total revenues	175,848	175,779	69	—%
Operating expenses:
Property operating expenses	38,585	41,052	(2,467)	(6.0)%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	11,798	10,182	1,616	15.9%
Observatory expenses	7,250	7,896	(646)	(8.2)%
Real estate taxes	24,691	23,613	1,078	4.6%
Acquisition expenses	—	193	(193)	(100.0)%
Depreciation and amortization	37,607	45,169	(7,562)	(16.7)%
Total operating expenses	122,262	130,436	(8,174)	(6.3)%
Operating income	53,586	45,343	8,243	18.2%
Interest expense	(17,939)	(16,680)	(1,259)	7.5%
Income before income taxes	35,647	28,663	6,984	24.4%
Income tax expense	(2,750)	(2,578)	(172)	6.7%
Net income	32,897	26,085	6,812	26.1%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to non-controlling interests	(16,690)	(14,631)	(2,059)	14.1%
Net income attributable to common stockholders	$15,973	$11,220	$4,753	42.4%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a decrease in property operating expenses, including lower repairs and maintenance costs and lower utility costs in the three months ended September 30, 2016.
Observatory Revenue
Observatory revenues were higher primarily due to increased tourist visits and an improvement in our ticket mix versus the prior year period.

Third-Party Management and Other Fees
The decrease reflects lower management fee income in the three months ended September 30, 2016 compared to the third quarter 2016.
Other Revenues and Fees
The decrease in other revenues and fees was primarily due to a $2.5 million acquisition break-up fee received in the third quarter 2015.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repairs and maintenance costs and lower utility costs in the third quarter 2016.
General and Administrative Expenses
The increase in general and administrative expenses is due to $0.8 million related to higher 2016 incentive compensation bonus accruals and salaries and $1.2 million related to equity compensation expense.  We went public in October 2013 and we are still ramping up, adding layers of amortization of non-cash compensation expense associated with equity incentive compensation.  Once we conclude four years as a public company, the equity incentive compensation expense should stabilize.
Observatory Expenses
The decrease in Observatory expenses primarily reflects lower personnel costs associated with a tenant and onsite ticket reseller whose contract expired in the third quarter 2016. Additionally, the audio tour department was discontinued resulting in lower observatory expenses in the third quarter 2016.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
The decrease in depreciation and amortization was primarily attributable to assets that became fully depreciated during 2015.
Interest Expense
Interest expense increased due to higher interest rates and higher commitment fees due to higher borrowing capacity on the unsecured revolving credit facility in the third quarter 2016 compared to the prior year period.
Income taxes
The increase in income tax expense was attributable to activities within our taxable REIT subsidiaries, primarily due to higher Observatory taxable income for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table summarizes our historical results of operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine months ended September 30,
	2016	2015	Change	%
Revenues:
Rental revenue	$343,155	$333,827	$9,328	2.8%
Tenant expense reimbursement	56,350	59,878	(3,528)	(5.9)%
Observatory revenue	91,112	84,525	6,587	7.8%
Construction revenue	—	1,981	(1,981)	(100.0)%
Third-party management and other fees	1,372	1,658	(286)	(17.2)%
Other revenues and fees	6,748	10,565	(3,817)	(36.1)%
Total revenues	498,737	492,434	6,303	1.3%
Operating expenses:
Property operating expenses	115,075	120,341	(5,266)	(4.4)%
Ground rent expenses	6,994	6,994	—	—%
General and administrative expenses	35,623	28,395	7,228	25.5%
Observatory expenses	21,900	23,391	(1,491)	(6.4)%
Construction expenses	—	3,222	(3,222)	(100.0)%
Real estate taxes	71,773	69,543	2,230	3.2%
Acquisition expenses	98	193	(95)	(49.2)%
Depreciation and amortization	115,382	126,216	(10,834)	(8.6)%
Total operating expenses	366,845	378,295	(11,450)	(3.0)%
Operating income	131,892	114,139	17,753	15.6%
Interest expense	(53,310)	(50,298)	(3,012)	6.0%
Income before income taxes	78,582	63,841	14,741	23.1%
Income tax expense	(4,340)	(3,283)	(1,057)	32.2%
Net income	74,242	60,558	13,684	22.6%
Private perpetual preferred unit distributions	(702)	(702)	—	—%
Net income attributable to non-controlling interests	(39,050)	(34,378)	(4,672)	13.6%
Net income attributable to common stockholders	$34,490	$25,478	$9,012	35.4%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a decrease in property operating expenses in the nine months ended September 30, 2016.
Observatory Revenue
Observatory revenues were higher in part due to increased tourist visits, more favorable weather conditions in 2016 and changes in ticket mix.
Construction Revenue
The construction business ceased operations in 2015 which is reflected in the elimination of construction revenues.

Third-Party Management and Other Fees
The decrease reflects lower management fee income in the nine months ended September 30, 2016.
Other Revenues and Fees
The decrease was primarily due to a $2.5 million acquisition break-up fee received in the nine months ended September 30, 2015 and lower lease cancellation income in the nine months ended September 30, 2016.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repairs and maintenance costs and lower utility costs.
General and Administrative Expenses
The increase in general and administrative expenses is due to $1.7 million of incremental legal costs pertaining to formation transactions litigation, $3.3 million related to higher 2016 incentive compensation bonus accruals and salaries, and $2.9 million related to equity compensation expense.  We went public in October 2013 and we are still ramping up, adding layers of amortization of non-cash compensation expense associated with equity incentive compensation.  Once we conclude four years as a public company, the equity incentive compensation expense should stabilize.
Observatory Expenses
The decrease in Observatory expenses primarily reflects lower personnel costs and lower legal fees.
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
Income taxes
The increase in income tax expense was attributable to activities within our taxable REIT subsidiaries, primarily due to higher Observatory taxable income for the nine months ended September 30, 2016.

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

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, mortgage and debt financings and unused borrowing capacity under our unsecured revolving credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, debt issuances, and available borrowing capacity under our unsecured revolving credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.

At September 30, 2016, we had approximately $594.3 million available in cash and cash equivalents, and there was $1.1 billion available under our unsecured revolving credit facility.

On August 23, 2016, QIA purchased 29,610,854 newly issued Class A common shares at $21.00 per share, equivalent to a 9.9% economic interest in us on a fully diluted basis (representing a 19.4% ownership of Class A common shares), however, QIA can only vote shares equivalent to 9.9% of all voting securities, with the balance of their shares to be voted by us in accord with the votes of all other voting securities. QIA has a top-up right to maintain their ownership stake at 9.9% over time. We received approximately $621.8 million in gross proceeds from the sale. Proceeds from the investment were used to pay down the $45.0 million balance on our revolving credit facility. We intend to use the remaining proceeds for general corporate purposes, including redevelopment of the portfolio and future investments.

In addition, for an initial period of five years from August 23, 2016, QIA will have the right of first offer to co-invest with us as a joint venture partner in real estate investment opportunities initiated by us where we have elected, at our discretion, to seek out a joint venture partner. The right of first offer period will be extended for 30 months so long as at least one joint venture transaction is consummated by us and QIA during the initial term, and will be extended for a further 30 month term if at least one more joint venture transaction is consummated during such initial extension period.

As of September 30, 2016, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.15% (excluding premiums and discount) and a weighted average maturity of 4.9 years. Excluding principal amortization, we have no debt maturing in 2016 and approximately $336.0 million of debt maturing in 2017. Our consolidated net debt to total market capitalization was approximately 14.0% as of September 30, 2016.
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
The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of September 30, 2016, we were in compliance with the covenants (dollars in thousands):

Financial covenant	Required	September 30, 2016	In Compliance
Maximum total leverage	< 60%	27.0%	Yes
Maximum secured debt	< 40%	12.5%	Yes
Minimum fixed charge coverage	> 1.50x	3.3x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.0x	Yes
Maximum unsecured leverage	< 60%	23.6%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$1,203,815	$1,596,702	Yes
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

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Series A, B and C Senior Notes also require compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of September 30, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

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

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The term loan facility requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms in our unsecured revolving credit facility agreement. As of September 30, 2016, we were in compliance with the covenants under the term loan facility.

Mortgage Debt
As of September 30, 2016, we had mortgage debt outstanding of $763.5 million. During the first quarter of 2016, we refinanced at a lower rate a $20.2 million 6.0% mortgage loan secured by 10 Union Square East. The new $50.0 million mortgage loan has a ten year maturity and bears interest at a fixed rate of 3.7%. As a result of the refinancing, we expensed $0.2 million of unamortized deferred financing costs and incurred a $0.4 million prepayment penalty which will be offset by interest cost savings.

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

Office Properties(1)

	Nine months ended September 30,
Total New Leases, Expansions, and Renewals	2016	2015
Number of leases signed(2)	130	194
Total square feet	741,843	939,989
Leasing commission costs(3)	$13,105	$13,516
Tenant improvement costs(3)	44,788	50,342
Total leasing commissions and tenant improvement costs(3)	$57,893	$63,858
Leasing commission costs per square foot(3)	$17.67	$14.38
Tenant improvement costs per square foot(3)	60.37	53.56
Total leasing commissions and tenant improvement costs per square foot(3)	$78.04	$67.94
Retail Properties(4)

	Nine months ended September 30,
Total New Leases, Expansions, and Renewals	2016	2015
Number of leases signed(2)	13	12
Total square feet	39,183	70,940
Leasing commission costs(3)	$2,221	$10,263
Tenant improvement costs(3)	4,433	2,234
Total leasing commissions and tenant improvement costs(3)	$6,654	$12,497
Leasing commission costs per square foot(3)	$56.69	$144.67
Tenant improvement costs per square foot(3)	113.13	31.49
Total leasing commissions and tenant improvement costs per square foot(3)	$169.82	$176.16
_______________

(1)	Excludes an aggregate of 502,429 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 502,429 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine months ended September 30,
	2016	2015
Total Portfolio
Capital expenditures (1)	$54,975	$36,718
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of September 30, 2016, we expect to incur additional costs relating to obligations under signed new leases of approximately $57.1 million, consisting of approximately $56.5 million for tenant improvements and other improvements related to new leases and approximately $0.6 million for leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our contractual obligations. There has been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $83.3 million have been made to securityholders for the nine months ended September 30, 2016.
Cash Flows
Comparison of Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
Net cash. Cash and cash equivalents were $594.3 million and $46.4 million, respectively, as of September 30, 2016 and 2015.
Operating activities. Net cash provided by operating activities increased by $2.5 million, to $162.1 million, for the nine months ended September 30, 2016 compared to $159.6 million for the nine months ended September 30, 2015, primarily due to higher cash rents.
Investing activities. Net cash used in investing activities increased by $15.3 million, to $120.3 million, for the nine months ended September 30, 2016 compared to $105.0 million for the nine months ended September 30, 2015, primarily due to higher expenditures on building and tenant improvements.
Financing activities. Net cash provided by financing activities increased by $559.8 million, to $505.8 million, for the nine months ended September 30, 2016 compared to $54.0 million used in financing activities for the nine months ended September 30, 2015. The increase was from the net proceeds on issuance of common stock in the third quarter 2016.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$32,897	$26,085	$74,242	$60,558
Add:
General and administrative expenses	11,798	10,182	35,623	28,395
Depreciation and amortization	37,607	45,169	115,382	126,216
Interest expense	17,939	16,680	53,310	50,298
Construction expenses	—	—	—	3,222
Acquisition expenses	—	193	98	193
Income tax expense	2,750	2,578	4,340	3,283
Less:
Construction revenue	—	—	—	(1,981)
Acquisition break-up fee	—	(2,500)	—	(2,500)
Third-party management and other fees	(404)	(618)	(1,372)	(1,658)
Net operating income	$102,587	$97,769	$281,623	$266,026
Other Net Operating Income Data
Straight-line rental revenue	$9,619	$5,441	$21,495	$15,165
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,210	$4,795	$6,285	$14,662
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,873

Funds from Operations ("FFO")
We present below a discussion of FFO. We compute FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$32,897	$26,085	$74,242	$60,558
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Real estate depreciation and amortization	37,318	45,072	114,779	125,847
FFO attributable to common stockholders and non-controlled interests	69,981	70,923	188,319	185,703
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common stockholders and non-controlled interests	71,938	72,880	194,192	191,576
Acquisition break-up fee	—	(2,500)	—	(2,500)
Deferred financing costs write-off and prepayment penalty	—	—	552	1,749
Acquisition expenses	—	193	98	193
Construction severance expenses, net of taxes	—	—	—	480
Core FFO attributable to common stockholders and non-controlled interests	$71,938	$70,573	$194,842	$191,498

Weighted average shares and Operating Partnership Units
Basic	278,739	265,873	270,388	265,868
Diluted	280,614	265,873	271,028	265,868
Factors That May Influence Future Results of Operations
Leasing
We signed 1.2 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2015. During the nine months ended September 30, 2016, we signed 0.8 million rentable square feet of new leases, expansions and renewals.
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
As of September 30, 2016, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 9.7% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 1.7% and 6.7% of net rentable square footage of the properties in our portfolio will expire in 2016 and in 2017, respectively. These leases are expected to represent approximately 1.8% and 7.0%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the third quarter 2016 was $38.1 million, compared to $35.7 million for the third quarter 2015. The Observatory hosted approximately 1,340,000 visitors in the third quarter 2016 versus 1,327,000 visitors in the third quarter 2015. In the third quarter 2016, there were ten bad weather days, four of which fell on weekend days, compared to six bad weather days, zero of which fell on weekend days, in the third quarter 2015.
For the nine months ended September 30, 2016, the Empire State Building Observatory hosted 3,183,000 visitors versus 3,114,000 visitors from the same period in 2015. Observatory revenue was $91.1 million for the nine months ended September 30, 2016, a 7.8% increase from $84.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, there were 31 bad weather days, eight of which fell on weekend days, compared to 52 bad weather days, 15 of which fell on weekend days, in the nine months ended September 30, 2015.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the nine months ended September 30, 2016, we derived $16.6 million of revenue and $6.2 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2016 and 2031. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the upcoming Federal Communications Commission spectrum auction, and there is a new competitor in the market at One World Trade Center. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.
We have renewed and extended our leases and licenses with Univision Television Group from their current expirations in 2016 and 2018 to a new expiration in December 2025.  Three of our existing broadcast tenants, CBS Broadcasting, NBC Universal Media, and WNET have notified us that they will vacate the Empire State Building at the end of their current lease terms.  The non-renewing leases with CBS, NBC and WNET generated approximately $6.3 million in aggregate revenue in 2015, inclusive of expense reimbursements, and their leases expire in 2017 and 2018.  Revenue from Univision totaled approximately $2.9 million, inclusive of expense reimbursements in 2015. Effective January 2016, annual revenue from Univision adjusted to an initial amount of $1.9 million, and is subject to escalations.

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

We have renewed and extended an additional lease and license with a broadcast tenant with terms subject to a confidentiality agreement.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of September 30, 2016, our variable rate debt of $265.0 million represented 3.3% of our total enterprise value.
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
We are exposed to interest rate changes primarily on our term loan, unsecured revolving credit facility and mortgage refinancing. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
During 2015 we entered into three interest rate LIBOR swaps with effective dates of July 5, 2017 and August 31, 2017 and an aggregate notional value of $465.0 million, which fixes interest rates at 2.1485% and 2.5050%, and mature between August 24, 2022 and July 5, 2027. These interest rate swaps have been designated as cash flow hedges and are deemed effective as of September 30, 2016 with a net liability fair value of $31.2 million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Based on our variable rate debt balances, interest expense would have increased by approximately $2.6 million if short-term interest rates had been 1% higher. As of September 30, 2016, the weighted average interest rate on the $1.4 billion of fixed-rate indebtedness outstanding was 4.55% per annum, each with maturities at various dates through March 27, 2030.
As of September 30, 2016, the fair value of our outstanding debt was approximately $1.7 billion, which was approximately $74.9 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of September 30, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The following updates and supersedes our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). These supplemental risk factors specifically provide an update in connection with our sale of a 9.9% fully diluted interest in us to QIA in August 2016.  For a discussion of our additional risk factors, see Item 1A (Risk Factors) in Part I of the 2015 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors and uncertainties disclosed in our 2015 Annual Report.

Our tax protection agreement with QIA could limit our ability either to sell certain properties or to engage in a strategic transaction, which could materially and adversely affect us.

In connection with our sale of a 9.9% fully diluted interest in us to QIA in August 2016, we agreed, subject to certain minimum thresholds and conditions, to indemnify QIA for certain applicable U.S. federal and state taxes paid by QIA in connection with any dividends we pay that are attributable to capital gains from the sale or exchange of any U.S. real property interests. If we were to trigger our tax indemnification obligations under this agreement, we would be required to pay QIA for the resulting tax consequences, as applicable. Moreover, this obligation may restrict our ability to engage in a strategic transaction, and/or inhibit our selling or disposing of a property that might otherwise be in the best interest of the securityholders to do so.

Our charter contains stock ownership limits, which may delay or prevent a change of control.

In order for us to qualify as a REIT no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. We have entered into a waiver of the 9.8% ownership limit with an institutional investor to permit this investor to own up to 15% of the outstanding shares of our Class A common stock, as well as an additional waiver to permit affiliates of QIA to own an aggregate amount of Class A common stock equal to up to a 9.9% fully diluted economic interest in us (inclusive of all outstanding common OP units and LTIP units), which currently equals in excess of 19.4% of our outstanding Class A Common stock.

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

As of September 30, 2016, Anthony E. Malkin, our Chairman and Chief Executive Officer, together with the Malkin Group, has the right to vote 42,101,592 shares of our common stock, which represents approximately 20.2% of the voting power of our outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of our board of directors and approval of significant corporate transactions, such as business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies.

In August 2016, we sold a 9.9% fully diluted interest in us to QIA, which initially represented 19.4% of the outstanding Class A common stock. Pursuant to the terms of our stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in us by purchasing additional shares of our Class A common stock when we or our operating partnership issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to our securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by our board of directors.

The interests of Mr. Malkin and QIA could conflict with or differ from your interests as a holder of our common stock, and these large securityholders may exercise their right as securityholders to restrict our ability to take certain actions that may otherwise be in the best interests of our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our securityholders may view as beneficial.

The future exercise of registration rights may adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or operating partnership units or the availability of shares for resale in the open market will decrease the market price per share/unit of our common stock and traded OP units. In August 2016, we entered into a registration rights agreement with QIA in connection with its purchase of 29,610,854 shares of our Class A common stock, which requires us to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days following the closing of the sale, a resale shelf registration statement providing for the resale of QIA’s shares. Subsequently, QIA will be entitled to cause us to include in the registration statement such additional shares of our Class A common stock as QIA may acquire from time to time, up to a 9.9% fully diluted interest in us. We will bear the costs of registering the securities subject to the registration rights agreement, and once these shares are registered, they will be freely tradable, subject to any applicable lock-up agreements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. In particular, QIA currently owns in excess of 19.4% of the outstanding shares of our Class A common stock. If QIA decides to sell all or a substantial portion of its shares, it could have a material adverse impact on the market price of our common stock. In addition, future sales of shares of our common stock may be dilutive to holders of shares of our common stock.

Failure to qualify as a domestically-controlled REIT could subject our non-U.S. securityholders to adverse federal income tax consequences.

A foreign person (other than a “qualified foreign pension plan”) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. property interests, is generally subject to tax under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” In general, we will be a domestically controlled REIT if at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non-U.S. holders. While we intend to continue to qualify as a "domestically controlled" REIT, we cannot assure that result, as our Class A common stock is publicly traded, QIA (a non-U.S. holder) recently acquired more than 19% of our common stock and other non-U.S. holders may now or in the future hold additional shares. If we were to fail to qualify, gain realized by a foreign investor (other than a “qualified foreign pension plan”) on a sale of our common stock would be subject to FIRPTA unless (a) our common stock was on an established securities market and the foreign investor did not at any time during a specific testing period directly or indirectly own more than 10% of the value of our outstanding common stock, or (b) another exemption from FIRPTA were applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See our Current Report on Form 8-K filed with the SEC on August 23, 2016.

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

EMPIRE STATE REALTY TRUST, INC.

Date: November 8, 2016                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2016                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
1.1
Securities Purchase Agreement dated as of August 23, 2016 by and between Empire State Realty Trust, Inc. and Q REIT Holding LLC, incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed with the SEC on August 23, 2016.

10.1
Stockholders Agreement dated as of August 23, 2016 by and between Empire State Realty Trust, Inc. and Q REIT Holding LLC, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on August 23, 2016.

10.2
Registration Rights Agreement dated as of August 23, 2016 by and between Empire State Realty Trust, Inc. and Q REIT Holding LLC, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on August 23, 2016.

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