Form 10-K
period 2016-12-31
Empire State Realty Trust, Inc.
filed 2017-02-27
CIK 1541401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36105
EMPIRE STATE REALTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	37-1645259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West 33rd Street, 12th Floor
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $2,331,614,000 based on the June 30, 2016 closing price of our Class A common stock of $18.99 per share on the New York Stock Exchange.
As of February 21, 2017, there were 155,451,733 shares of the Registrants' Class A Common Stock outstanding and 1,095,737 shares of the Registrants' Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Empire State Realty Trust, Inc.'s Proxy Statement for its 2017 Annual Stockholders' Meeting (which is scheduled to be held on May 11, 2017) to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
"enterprise value" means all outstanding shares of our Class A common stock at such time plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2016, plus private perpetual preferred units plus consolidated debt at December 31, 2016;

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
As of December 31, 2016, our total portfolio, containing 10.1 million rentable square feet of office and retail space, was 88.1% occupied. Including signed leases not yet commenced, our total portfolio was 90.2% leased. As of December 31, 2016, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space, which were approximately 88.0% occupied or 90.2% leased including signed leases not yet commenced. Nine of these properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 501,653 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2016, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate. As of December 31, 2016, our standalone retail properties were 99.4% leased in the aggregate.
The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories that draw millions of visitors per year. The number of visitors to the observatories was approximately 4.25 million and 4.06 million for the years ended December 31, 2016 and 2015, respectively. The 86th floor observatory has a 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground.
We were organized as a Maryland corporation on July 29, 2011. Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2016, we owned approximately 52.1% of the aggregate operating partnership units in our operating partnership.  Our company, as the sole general partner in our operating partnership, has responsibility and discretion in the management and control in our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. We elected to be taxed as a real estate investment trust ("REIT") and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
Our Competitive Strengths
We believe that we distinguish ourselves from other owners and operators of office and retail properties as a result of the following competitive strengths:

•
Irreplaceable Portfolio of Office Properties in Midtown Manhattan. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, near-term and long-term prospects for job creation, vacancy absorption and rental rate growth. Management believes these properties could not be replaced today on a cost-competitive basis, if at all. As of December 31, 2016, we owned nine Manhattan office properties (including three long-term ground leasehold interests) encompassing approximately 7.6 million rentable square feet of office space, including the Empire State Building, our flagship property. Unlike traditional office buildings, the Empire State Building provides us with a significant source of income from its observatory and broadcasting operations. All of these properties include premier retail space on their ground floor and/or contiguous levels, which comprise 501,653 rentable square feet in the aggregate and some of which have recently undergone significant redevelopments. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation should allow us to increase rents and occupancy to generate positive cash flow and growth.

•
Expertise in Repositioning and Redeveloping Manhattan Office Properties. We have substantial expertise in redeveloping and repositioning Manhattan office properties, having invested a total of approximately $719.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed full control of the day-to-day management of these properties beginning with One Grand Central Place in November 2002 through 2006. We have substantial experience in upgrading, redeveloping and modernizing building lobbies, corridors, bathrooms, elevator cabs and old, antiquated spaces to include new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning), as well as enhanced tenant amenities. We have successfully aggregated and are continuing to aggregate smaller spaces to offer larger blocks of space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. As part of this program, we have converted some or all of the second floor office space of certain of our Manhattan office properties to higher rent retail space. We believe that the post-redevelopment high quality of our buildings and the service we provide also attract higher credit-quality tenants for larger spaces at rents above similar vintage buildings, and below new construction, thus defining a new price point and allowing us to drive superior returns on invested capital per square foot. In addition, we believe that, based on the results of our base building energy efficiency retrofit, and energy efficient tenant build-outs, at the Empire State Building, the lessons of which we are applying throughout our portfolio, we derive cost savings through innovative energy efficiency retrofitting and sustainability initiatives, reducing direct and indirect energy costs paid both by tenants and by us throughout our other Manhattan office properties and greater New York metropolitan area office properties, which improves our competitive position.

•
Leader in Energy Efficiency Retrofitting. We have pioneered certain practices in energy efficiency, and at the Empire State Building we have partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption reduces costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. We believe our expertise in this area gives us the opportunity to attract higher quality tenants at higher rental rates and to reduce our expenses. As a result of our efforts, approximately 74.0% of our portfolio square feet is Energy Star certified, including the Empire State Building. As a result of the energy efficiency retrofits, we estimate that the Empire State Building will save at least 38% of its pre-retrofit level of energy use, resulting in at least $4.4 million of annual energy cost savings. Johnson Controls Inc. has guaranteed minimum energy cost savings of $2.2 million annually, from 2010 through 2025, with respect to certain of the retrofits in which Johnson Controls Inc. was project leader. Actual 2015 energy cost savings was $3.2 million. We are implementing cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions and recycled paper products throughout our office portfolio. We believe that our portfolio’s attractiveness is enhanced by these practices and that this should result in higher rental rates, longer lease terms and higher quality tenants.

•
Attractive Retail Locations in Densely Populated Metropolitan Communities. As of December 31, 2016, our portfolio also included six standalone retail properties and retail space at the ground floor and/or lower levels of our Manhattan office properties, encompassing 706,105 rentable square feet in the aggregate, which were approximately 88.6% occupied in the aggregate. All of these properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations. Our retail portfolio includes 684,672 rentable square feet located in Manhattan and 21,433 rentable square feet located in Westport, Connecticut. Our current retail rents are meaningfully below current market rents, and as we recapture and redevelop retail space, we are able to drive strong positive spreads on newly leased space. We have significant retail expirations in the coming years that will allow us to further increase our cash flows as we continue our redevelopment program. Our retail tenants cover a number of industries, and include Allen Edmonds; Ann Taylor; AT&T; Bank of America; Bank Santander (Sovereign Bank); Best Buy Mobile; Charles Schwab; Chipotle; Duane Reade; FedEx/Kinko’s; Food Emporium; FootLocker; HSBC; JP Morgan Chase; Lululemon; Men’s Wearhouse; Nike; Panera Bread; Potbelly Sandwich Works; Sephora; Shake Shack; Sprint; Starbucks; Theory; TJ Maxx; Urban Outfitters; and Walgreens. Our Westport, Connecticut retail properties are located on Main Street, the main pedestrian thoroughfare in Westport, Connecticut, and have the advantage of being adjacent to one of the few available large-scale parking lots in town.

•
Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 32 years with extensive experience in Greater New York area real estate, through many economic cycles. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2016, our named executive officers owned 11.6% of our common stock on a fully diluted basis (including shares of common stock and operating partnership units as to which Anthony E. Malkin disclaims beneficial ownership except to the extent of his pecuniary interest therein), and therefore their interests are aligned with those of our securityholders and they are incentivized to maximize returns to our securityholders.

•
Strong Balance Sheet Supportive of Future Growth. As of December 31, 2016, we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.19% and a weighted average maturity of 4.7 years. Additionally, we had approximately $1.1 billion of available borrowing capacity under our secured revolving and term credit facility as of December 31, 2016. We had cash and cash equivalents of $554.4 million at December 31, 2016. Our consolidated net debt represented 14.9% of enterprise value. Excluding principal amortization, we have approximately $336.0 million of debt maturing in 2017 and $262.2 million maturing in 2018. We continue to extend and ladder our debt maturities, increase our access to a variety of capital sources and maintain low leverage with significant capacity on our balance sheet. This low level of leverage gives us flexibility to cover our capital program and to take advantage of opportunities to acquire additional properties as and when we see compelling opportunities. We believe that lower levered companies outperform over the long term.

Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our securityholders and to increase the value of our properties through the pursuit of the following business and growth strategies:

•
Vacating, Redeveloping, and Leasing of Redeveloped Space at Our Manhattan Office Properties. As of December 31, 2016, our Manhattan office properties (excluding the retail component of these properties) were approximately 86.8% occupied, or 89.1% leased including signed leases not commenced, and had approximately 0.8 million rentable square feet of available space (excluding signed leases not commenced). Our program of redevelopment necessarily includes vacating older less desirable suites; demolishing them for re-leasing as full or multi-floor blocks, or as new pre-built suites; and re-leasing them. We believe our redevelopment and repositioning program for our Manhattan office properties results in our leasing space to better credit tenants and higher rents, while achieving returns of six to 20 percent. Over time, as we have created and redeveloped large blocks of available space, we have leased them to higher quality tenants at higher rents, and intend to continue to execute on this program over the years to come. To date we believe these efforts have accelerated our ability to lease space to new higher credit-quality tenants, many of which have expanded the office space they lease from us over time. We also employ a pre-built suite strategy in selected portions of some of our properties to appeal to many credit-worthy smaller tenants by fitting out some available space with new ceilings, lighting, pantries and base building systems (including electric distribution and air conditioning) for immediate occupancy. These pre-built suites deploy energy efficiency strategies developed in our work at the Empire State Building and are designed with efficient layouts sought by a wide array of users which we believe will require only minor painting and carpeting for future re-leasing thus reducing our future costs. We expect to achieve returns on investment of six to 19 percent on our pre-built suites. Over time, as we have redeveloped the spaces in our buildings, we believe we will increase our occupancy.

•
Increase Existing Below-Market Rents. The purpose of our redevelopment is to sign leases for larger amounts of space to better credit tenants at higher rents. To date, we have capitalized on this opportunity and we believe we have significant embedded, de-risked growth that we can capture as we execute on the successful repositioning of our Manhattan office portfolio and improving market fundamentals to increase rents. For example, we expect to benefit from the re-leasing of 7.2%, or approximately 541,877 rentable square feet (including month-to-month leases), of our Manhattan office leases expiring during 2017, which we generally believe are currently at below market rates. These expiring leases represent a weighted average base rent of $48.98 per square foot based on current measurements. As older leases expire, we expect to continue to upgrade certain space to further increase rents. Our concentration in Manhattan and the greater New York metropolitan area should also enable us to benefit from increased rents associated with current and anticipated near-term improvements in the financial and economic environment in these areas. We also expect to benefit from our price positioning as we command prices that are above comparable vintage properties due to the quality of our newly developed space and our attractive amenities but below new construction.

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
Property Management
We protect our investments by regularly monitoring our properties, performing routine preventive maintenance, and implementing capital improvement programs in connection with property redevelopment and life cycle replacement of equipment and systems. We presently self-manage all of our properties. We proactively manage our properties and rent rolls to (i) aggregate smaller demised spaces to create large blocks of vacant space, to attract high credit-quality tenants at higher rental rates, and (ii) create efficient, modern, pre-built offices that can be rented through several lease cycles and attract better credit-quality tenants. We aggressively manage and control operating expenses at all of our properties. In addition, we have made energy efficiency retrofitting and sustainability a portfolio-wide initiative driven by economic return. We pass on cost savings achieved by such improvements to our tenants through lower utility costs and reduced operating expense escalations. We believe these initiatives make our properties more desirable to a broader tenant base than the properties of our competitors.

Business Segments
Our reportable segments consist of a real estate segment and an observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company. As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress. See Note 13 to our consolidated financial statements for further information on our reportable segments.
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

Insurance
We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $1.2 billion in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $2 billion at that property. ESRT Captive Insurance fully reinsures the 16% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) and the difference between the TRIPRA captive deductible and policy deductible of $25,000 for non-Nuclear, Biological, Chemical and Radiological exposures. We purchased a $50 million limit of Nuclear, Biological, Chemical and Radiological (NBCR) insurance in excess of a $1.0 million deductible in the commercial insurance market. ESRT Captive Insurance provides NBCR insurance with a limit of $1.95 billion in excess of the $50 million policy. As a result, we remain only liable for the 16% coinsurance under TRIPRA for NBCR exposures within ESRT Captive Insurance, as well as a deductible equal to 20% of ESRT Captive Insurance’s prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and ESRT Captive Insurance is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On January 12, 2015, the President of the United States signed into law TRIPRA, which extends TRIA through December 31, 2020. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 84% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of its 16% coinsurance for non-NBCR exposures. The 16% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

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

In addition to insurance held through ESRT Captive Insurance described above, we carry terrorism insurance on all of our properties in an amount and with deductibles which we believe are commercially reasonable.

Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from new and existing observatories and/or broadcasting operations could have a negative impact on revenues from our observatory operations and/or broadcasting revenues. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.
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

Employees
As of December 31, 2016, we had 819 employees, 127 of whom were managers and professionals. There are currently collective bargaining agreements which cover the workforce that services all of our office properties. Management believes that its relationship with employees is good.
Offices
Our principal executive offices are located at 111 West 33rd Street, 12th floor, New York, New York 10120. In addition, we have six additional regional leasing and property management offices in Manhattan and the greater New York metropolitan area. Our current facilities are adequate for our present and future operations, although we may add regional offices, depending upon our future operations.
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
We rely on six properties for a significant portion of our rental revenue.
For the year ended December 31, 2016, six of our properties, the Empire State Building, One Grand Central Place, 1400 Broadway, 111 West 33rd Street, First Stamford Place and 250 West 57th Street together accounted for approximately 71.4% of our portfolio’s rental revenues, and no other property accounted for more than approximately 5.0% of our portfolio’s rental revenues. For the year ended December 31, 2016, the Empire State Building individually accounted for approximately 32.6% of our portfolio’s rental revenues. Our revenue and cash available for distribution to our securityholders would be materially and adversely affected if the Empire State Building, One Grand Central Place, 1400 Broadway, 111 West 33rd Street, First Stamford Place or 250 West 57th Street were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our securityholders would be materially adversely affected if a significant number of our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.
The observatory operations at the Empire State Building are not traditional real estate operations, and competition and changes in tourist trends may subject us to additional risks, which could materially and adversely affect us.
During the year ended December 31, 2016, we derived approximately $124.8 million of revenue from the Empire State Building’s observatory operations, representing approximately 40.6% of the Empire State Building’s total revenue for this period. Demand for our observatory is highly dependent on domestic and overseas tourists. In addition, competition from other new and existing observatories could have a negative impact on revenues from our observatory operations which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders.
We may be unable to renew leases, lease vacant space or re-lease space on favorable terms or at all as leases expire, which could materially and adversely affect our financial condition, results of operations and cash flow.
As of December 31, 2016, we had approximately 1.0 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 7.0% and 8.1% of the square footage of the properties in our portfolio will expire in 2017 and 2018, respectively (including month to month leases). We cannot assure you that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates. Above-market rental rates at some of the properties in our portfolio may force us to renew some expiring leases or re-lease properties at lower rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow, per share/unit trading price of our Class A common stock and our traded OP units and our ability to satisfy our principal and interest obligations and to make distributions to our securityholders would be materially and adversely affected.
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
To the extent there are adverse economic conditions in the real estate market and demand for office space decreases, upon expiration of leases at our properties and with respect to our current vacant space, we will be required to increase rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we would have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could materially and adversely affect our financial condition, results of operations, cash flow and per share/unit trading price of our Class A common stock and our traded OP units. As of December 31, 2016, we had approximately 1.0 million rentable square feet of vacant space (excluding leases signed but not yet commenced), and leases representing 7.0% and 8.1% of the square footage of the properties in our portfolio will expire in the in 2017 and 2018, respectively (including month to month leases).
We depend on significant tenants in our office portfolio, including Global Brands Group, Coty, Inc., LinkedIn, Sephora and PVH Corp., which together represented approximately 16.3% of our total portfolio’s annualized rent as of December 31, 2016.
As of December 31, 2016, our five largest tenants together represented 16.3% of our total portfolio’s annualized rent. Our largest tenant is Global Brands Group. As of December 31, 2016, Global Brands Group leased an aggregate of 0.7 million rentable square feet of office space at three of our office properties, representing approximately 6.8% of the total rentable square feet and approximately 6.2% of the annualized rent in our portfolio. Our rental revenue depends on entering into leases with and collecting rents from tenants. General and regional economic conditions, such as the current challenging economic climate described above, may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their failure to make timely rental payments and/or a default under their leases. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
The Empire State Building and its broadcasting mast provides radio and data communications services and supports delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2016, we derived approximately $20.9 million of revenue (excluding tenant reimbursement income) from the Empire State Building’s broadcasting licenses and related leased space, representing approximately 6.8% of the Empire State Building’s total revenue for this period. Competition from other broadcasting operations could have a negative impact on revenues from our broadcasting operations, and require lease renewal proposals which could yield reduced revenue, higher operating expenses and/ or higher capital expenditures. Our broadcast television and radio licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as from changes in consumer behavior driven by new technologies and methods of content delivery, which may reduce the demand for over-the-air broadcast licenses in the future. New government regulations affecting broadcasters, including the implementation of the Federal Communications Commission's (the "FCC") National Broadband Plan, (the "FCC Plan"), also might materially and adversely affect our results of operations by reducing the demand for broadcast licenses. Among other things, the FCC Plan urges Congress to make more spectrum available for wireless broadband service providers by encouraging over-the-air broadcast licensees to relinquish spectrum through a voluntary auction process, which raises many issues that could impact the broadcast industry. At this time we cannot predict whether Congress or the FCC will adopt or implement any of the FCC Plan’s recommendations or the rule changes as proposed, or how any such actions might affect our broadcasting operations. Any of these risks might materially and adversely affect us.
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
Our interest in three of our commercial office properties, 1350 Broadway, 111 West 33rd Street and 1400 Broadway are long-term leaseholds of the land and the improvements, rather than a fee interest in the land and the improvements. If we are found to be in breach of these ground leases, we could lose the right to use the properties. In addition, unless we purchase the underlying fee interest in these properties or extend the terms of our leases for these properties before expiration on terms significantly comparable to our current leases, we will lose our right to operate these properties and our leasehold interests in these properties upon expiration of the leases or we will continue to operate them at much lower profitability, which would significantly adversely affect our results of operations. In addition, if we are perceived to have breached the terms of these leases, the fee owner may initiate proceedings to terminate the leases. The long-term leases, including unilateral extension rights available to us, expire, on July 31, 2050 for 1350 Broadway, December 31, 2063 for 1400 Broadway and June 10, 2077 for 111 West 33rd Street.
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
We have no economic interest in the land or improvements at the expiration of our ground leases at 1350 Broadway, 111 West 33rd Street and 1400 Broadway, and therefore we will not share in any increase in value of the land or improvements beyond the term of our ground leases, notwithstanding our capital outlay to purchase our interest in the properties.

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
Our outstanding indebtedness, including preferred units, reduces cash available for distribution and may expose us to the risk of default under our debt obligations and may include covenants that restrict our financial and operational flexibility and our ability to make distributions.
As of December 31, 2016, we had total debt outstanding of approximately $1.6 billion. As of December 31, 2016, we had approximately $336.0 million of debt maturing in 2017 and $262.2 million maturing in 2018. As of December 31, 2016, we had 13 mortgage loans outstanding secured by 11 of our properties. As of December 31, 2016, these loans had an aggregate estimated principal balance at maturity of approximately $752.8 million with maturity dates ranging from 2017 through 2030. See Note 5 to our consolidated financial statements for required payments of our indebtedness. We may incur significant additional debt to finance future acquisition and redevelopment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT. Our level of debt and the limitations imposed on us by our loan documents could have significant adverse consequences, including the following:

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
As some of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the existing financing on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to securityholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make distributions necessary to meet the distribution requirements applicable to REITs under the Code.
Our tax protection agreements could limit our ability either to sell certain properties or to engage in a strategic transaction, or to reduce our level of indebtedness, which could materially and adversely affect us.
In connection with the formation transactions, we entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) the operating partnership’s sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by the operating partnership in 2013 for a period of 12 years with respect to First Stamford Place and for the later of (x) October 2021 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 83 and 80 years old, respectively, for the three other properties, (ii) the operating partnership failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if the operating partnership is unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) the operating partnership failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. In addition, in connection with our sale of a 9.9% fully diluted interest in our Company to Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar ("QIA") in August 2016, we agreed, subject to certain minimum thresholds and conditions, to indemnify QIA for certain applicable U.S. federal and state taxes payable by QIA in connection with any dividends we pay that are attributable to capital gains from the sale or exchange of any U.S. real property interests. If we were to trigger our tax indemnification obligations under these agreements, we would be required to pay damages for the resulting tax consequences to the Malkin Group, the additional third party investor in Metro Center or QIA, as applicable, and we have acknowledged that a calculation of damages with respect to the tax protection agreement with the Malkin Group and the additional third party investor in Metro Center will not be based on the time value of money or the time remaining within the restricted period. Moreover, these obligations may restrict our ability to engage in a strategic transaction, require us to maintain more or different indebtedness than we would otherwise require for our business, and/or inhibit our selling or disposing of a property that might otherwise be in the best interest of the securityholders to do so.

We face risks which would arise if any of our tenants were designated “Prohibited Persons” by the Office of Foreign Assets Control.
Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit us from conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”).  We have established a compliance program whereby tenants are checked against the OFAC list of Prohibited Persons prior to entering into any lease.  Our leases and other agreements, in general, require the other party to comply with OFAC Requirements.  If a tenant or other party with whom we contract is placed on the OFAC list or is otherwise a party with which we are prohibited from doing business, we may be required by the OFAC Requirements to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.
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
Potential losses, such as those from adverse weather conditions, natural disasters, possible rise in ocean levels, terrorist events and title claims, may not be fully covered by our insurance policies, and such losses could materially and adversely affect us.
Our business operations are susceptible to, and could be significantly affected by, adverse weather conditions, terrorist events, possible rise in ocean levels and natural disasters that could cause significant damage to the properties in our portfolio. Our insurance may not be adequate to cover business interruption or losses resulting from such events. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and hurricanes in the United States have affected the availability and price of such insurance. As a result, we may incur significant costs in the event of adverse weather conditions, terrorist events and natural disasters. We may discontinue certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss. See "Item 1. Business - Insurance."
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

Monetary policy actions by the U.S Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.
In December 2016, the U.S. Federal Reserve raised the target range for the federal funds rate to a range from 0.50 to 0.75 percent, which followed a similar quarter-point raise in December 2015. These decisions ended the low-interest-rate policy that has been in effect for the last seven years. The targeted federal funds rate increase will likely result in an increase in market interest rates, which may increase our interest expense under our unhedged variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.
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

Changes in generally accepted accounting principles could adversely affect the operating results and the reported financial performance of us and our tenants.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures.
These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.
Recent legislation modifies the rules applicable to partnership tax audits.

A recent law change enacted under the Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires our operating partnership and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Many uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. However, it is possible, that partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.
Our state and local taxes could increase due to property tax rate changes, reassessment and/or changes in state and local tax laws which could impact our cash flows.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our securityholders.
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
In the future we may become subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share/unit trading price of our Class A common stock and our traded OP units. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors. There is currently arbitration pending, and the potential for additional legal proceedings, associated with the consolidation. We may incur costs for these proceedings. Please see Note 9 “Commitments and Contingencies” to the financial statements of this Annual Report in Form 10-K for a further description.
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is increasingly at risk from and may be impacted by cybersecurity attacks that continue to increase in number, intensity and sophistication. These could include internal and external attempts to gain unauthorized access to our data and computer systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of processes, procedures and controls to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such measures, as well as our increased awareness of a risk of a cybersecurity attack, will be successful in preventing such an attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and materially affect our business operations, including damaging relationships with tenants, customers and vendors. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.

Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

As of December 31, 2016, we employed 819 employees. There are currently collective bargaining agreements which cover 599 employees, or 73% of our workforce, that service all of our office properties. We have not experienced a strike or work stoppage at any of our properties and in the opinion of management overall employee relations are good and no labor stoppages are anticipated. Our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes or work stoppages by the affected workers. If our unionized employees were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations, which could adversely affect our business, financial condition and results of operations. In the event of a work stoppage for any extended period of time, we would likely seek to engage temporary workers to provide tenant services, which would result in increased operating costs.
Risks Related to Our Organization and Structure
Holders of our Class B common stock have a significant vote in matters submitted to a vote of our securityholders.
As part of our formation, original investors were offered the opportunity to contribute their interests to us in exchange for Class A common stock, operating partnership units, a combination of one share of Class B common stock for each 50 operating partnership units to which an investor was entitled, resulting in one share of Class B common stock and 49 operating partnership units, or a combination of any of the above. Each outstanding share of Class B common stock, when accompanied by 49 operating partnership units, entitles the holder thereof to 50 votes on all matters on which Class A common securityholders are entitled to vote, including the election of directors. Holders of our Class B common stock are entitled to share equally, on a per share basis, in all distributions payable with respect to shares of our Class A common stock. Holders of our Class B common stock may have interests that differ from those holders of our Class A common stock, including by reason of their interest in our operating partnership, and may accordingly vote as a stockholder in ways that may not be consistent with the interests of holders of our Class A common stock. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive holders of our Class A common stock of an opportunity to receive a premium for their Class A common stock as part of a sale of our company. Class B common stock has been issued only in connection with the formation transactions as described above, and any such share is automatically converted to a share of Class A common stock (having a single vote) upon its holder conveying the related 49 operating partnership units to any person other than a family member, affiliate or controlled entity of such person.
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

Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax liabilities if those tax liabilities result from (i) the operating partnership’s sale, transfer, conveyance, or other taxable disposition of four specified properties (First Stamford Place, Metro Center, 10 Bank Street and 1542 Third Avenue) acquired by the operating partnership in the consolidation for a period of 12 years from the consolidation in 2013 with respect to First Stamford Place and for the later of (x) eight years from the consolidation in 2013 or (y) the death of both Peter L. Malkin and Isabel W. Malkin who are 83 and 80 years old, respectively, for the three other properties, (ii) the operating partnership failing to maintain until maturity the indebtedness secured by those properties or failing to use commercially reasonable efforts to refinance such indebtedness upon maturity in an amount equal to the principal balance of such indebtedness, or, if the operating partnership is unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible, or (iii) the operating partnership failing to make available to any of these continuing investors the opportunity to guarantee, or otherwise bear the risk of loss, for U.S. federal income tax purposes, of their allocable share of $160 million of aggregate indebtedness meeting certain requirements, until such continuing investor owns less than the aggregate number of operating partnership units and shares of common stock equal to 50% of the aggregate number of such units and shares such continuing investor received in the formation transactions. As a result of entering into the tax protection agreement, Anthony E. Malkin and Peter L. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.
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
In order for us to qualify as a REIT no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. We have entered into a waiver of the 9.8% ownership limit with an institutional investor to permit this investor to own up to 15% of the outstanding shares of our Class A common stock, as well as an additional waiver to permit affiliates of QIA to own an aggregate amount of Class A common stock equal to a 9.9% fully diluted economic interest in the Company (inclusive of all outstanding common OP units and LTIP units), which currently equals in excess of 19.1% of our outstanding Class A common stock.
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
As of December 31, 2016, Anthony E. Malkin, our Chairman and Chief Executive Officer, together with the Malkin Group, has the right to vote 42,101,592 shares of our common stock, which represents approximately 20.1% of the voting power of our outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies.

As of December 31, 2016, QIA had a 9.9% fully diluted interest in us, which represented 19.1% of the outstanding Class A common stock. Pursuant to the terms of our stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in us by purchasing additional shares of our Class A common stock when we or our operating partnership issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to our securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by our board of directors.
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
We cannot predict whether future issuances of shares of our common stock or operating partnership units or the availability of shares for resale in the open market will decrease the market price per share/unit of our common stock and traded OP units. In August 2016, we entered into a registration rights agreement with QIA in connection with its purchase of 29,610,854 shares of our Class A common stock, which requires us to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days following the closing of the sale, a resale shelf registration statement providing for the resale of QIA’s shares. We filed the resale shelf registration statement with the SEC on February 2, 2017. Subsequently, QIA will be entitled to cause us to include in the registration statement such additional shares of our Class A common stock as QIA may acquire from time to time, up to a 9.9% fully diluted interest in us. We will bear the costs of registering the securities subject to the registration rights agreement, and once these shares are registered, they will be freely tradable, subject to any applicable lock-up agreements. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. In particular, as of December 31, 2016, QIA owns in excess of 19.1% of the outstanding shares of our Class A common stock. If QIA decides to sell all or a substantial portion of its shares, it could have a material adverse impact on the market price of our common stock.

Future issuances of debt securities or preferred units and future issuances of equity securities (including operating partnership units), may materially and adversely affect the market price of shares of our Class A common stock and traded OP units.
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
Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2016. These assets consist primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill. Under accounting standards goodwill is not amortized. On an annual basis and whenever events or changes in circumstances indicate the carrying value or goodwill may be impaired, we are required to assess whether there have been impairments in the carrying value of goodwill. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations.
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
A foreign person (other than a “qualified shareholder” or a “qualified foreign pension plan”) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. property interests, is generally subject to tax under the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” In general, we will be a domestically controlled REIT if at all times during a specified testing period, less than 50% in value of our shares is held directly or indirectly by non-U.S. holders. While we intend to continue to qualify as a "domestically controlled" REIT, we cannot assure that result, as our Class A common stock is publicly traded, QIA (a non-U.S. holder) recently acquired more than 19% of our common stock and other non-U.S. holders may now or in the future hold additional shares. If we were to fail to qualify, gain realized by a foreign investor (other than a “qualified shareholder” or a “qualified foreign pension plan”) on a sale of our common stock would be subject to FIRPTA unless (a) our common stock was traded on an established securities market and the foreign investor did not at any time during a specific testing period directly or indirectly own more than 10% of the value of our outstanding common stock, or (b) another exemption from FIRPTA were applicable.
Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of corporations that are treated as Taxable REIT Subsidiaries ("TRSs") and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
To meet these tests, we may be required to take or forego taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to securityholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could have the effect of reducing our income and amounts available for distribution to our securityholders. Thus, compliance with the REIT requirements may hinder our investment performance.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
We have jointly elected with each of Observatory TRS and Holding TRS, for each of Observatory TRS and Holding TRS to be treated as a TRS under the Code for U.S. federal income tax purposes in 2013. Observatory TRS, Holding TRS, and any other TRSs that we form pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our Class A common stock.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. securityholders that are individuals, trusts and estates is 20% as of December 31, 2016. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such securityholders. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our Class A common stock.
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
Legislative or regulatory tax changes related to REITs and other business entities could materially and adversely affect our business.
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

In addition, according to publicly released statements, a top legislative priority of the Trump administration and the next Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2016, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
As of December 31, 2016, our portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.1 million rentable square feet and was approximately 88.1% occupied, yielding approximately $489.2 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 90.2% leased as of December 31, 2016. In addition, we owned entitled land that will support the development of an approximately 380,000 rentable square foot office building and garage (Metro Tower) at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of December 31, 2016.

					Annualized
		Rentable			Rent per
		Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	Occupied (2)	Rent (3)	Square Foot (4)	Leases (5)
Manhattan Office Properties - Office
The Empire State Building (6)	Penn Station -Times Sq. South	2,706,202	91.3%	$127,563,431	$51.65	182
One Grand Central Place	Grand Central	1,241,665	84.4%	56,698,775	54.10	236
1400 Broadway (7)	Penn Station -Times Sq. South	905,880	92.2%	38,131,012	45.65	47
111 West 33rd Street (8)	Penn Station -Times Sq. South	636,949	55.4%	18,230,207	51.66	17
250 West 57th Street	Columbus Circle - West Side	488,877	75.7%	20,450,783	55.26	96
501 Seventh Avenue	Penn Station -Times Sq. South	459,329	98.8%	19,232,207	42.39	37
1359 Broadway	Penn Station -Times Sq. South	455,303	90.9%	20,513,574	49.59	35
1350 Broadway (9)	Penn Station -Times Sq. South	373,602	88.7%	17,869,821	53.91	65
1333 Broadway	Penn Station -Times Sq. South	292,629	98.8%	13,773,871	47.64	10
Manhattan Office Properties - Office		7,560,436	86.8%	332,463,681	50.65	725

Manhattan Office Properties - Retail
The Empire State Building (10)	Penn Station -Times Sq. South	115,568	73.8%	13,587,056	159.35	15
One Grand Central Place	Grand Central	66,810	99.4%	7,194,415	108.39	14
1400 Broadway (7)	Penn Station -Times Sq. South	21,803	63.4%	1,517,622	109.81	8
112 West 34th Street (8)	Penn Station -Times Sq. South	86,934	54.2%	18,082,376	383.81	3
250 West 57th Street	Columbus Circle - West Side	48,962	100.0%	8,010,165	163.60	8
501 Seventh Avenue	Penn Station -Times Sq. South	35,558	96.9%	1,940,753	56.35	9
1359 Broadway	Penn Station -Times Sq. South	27,243	100.0%	2,155,646	79.13	6
1350 Broadway	Penn Station -Times Sq. South	31,774	100.0%	6,711,102	211.21	6
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	8,397,109	125.33	4
Manhattan Office Properties - Retail		501,653	84.1%	67,596,244	160.18	73
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		8,062,089	86.7%	400,059,925	57.27	798

Greater New York Metropolitan Area Office Properties
First Stamford Place (11)	Stamford, CT	794,623	95.7%	32,537,043	42.80	58
Metro Center	Stamford, CT	285,228	95.8%	15,299,888	56.01	29
383 Main Street	Norwalk, CT	262,501	91.5%	7,548,885	31.44	22
500 Mamaroneck Avenue	Harrison, NY	294,821	92.0%	7,861,196	28.99	34
10 Bank Street	White Plains, NY	235,285	83.4%	7,015,578	35.75	32
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties		1,872,458	93.0%	70,262,590	40.36	175

Standalone Retail Properties
10 Union Square	Union Square	58,005	98.0%	6,212,594	109.34	12
1542 Third Avenue	Upper East Side	56,250	100.0%	3,468,724	61.67	4
1010 Third Avenue	Upper East Side	44,662	100.0%	3,539,989	79.26	2
77 West 55th Street	Midtown	24,102	100.0%	2,733,043	113.39	3
69-97 Main Street	Westport, CT	17,103	100.0%	2,196,199	128.41	5
103-107 Main Street	Westport, CT	4,330	100.0%	714,348	164.98	1
Sub-Total/Weighted Average Standalone Retail Properties		204,452	99.4%	18,864,897	92.81	27
Portfolio Total		10,138,999	88.1%	$489,187,412	$54.78	1,000

Total/Weighted Average Office Properties		9,432,894	88.0%	$402,726,271	$48.49	900
Total/Weighted Average Retail Properties (12)		706,105	88.6%	86,461,141	138.28	100
Portfolio Total		10,138,999	88.1%	$489,187,412	$54.78	1,000

(1)	Excludes (i) 151,618 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(2)	Based on leases signed and commenced as of December 31, 2016 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Represents annualized rent under leases commenced as of December 31, 2016 divided by occupied square feet.

(5)
Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.

(6)	Includes 75,161 rentable square feet of space leased by our broadcasting tenants.

(7)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 47 years (expiring December 31, 2063).

(8)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 61 years (expiring May 31, 2077).

(9)	Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 34 years (expiring July 31, 2050).

(10)	Includes 5,300 rentable square feet of space leased by WDFG North America, a licensee of our observatory.

(11)	First Stamford Place consists of three buildings.

(12)	Includes 501,653 rentable square feet of retail space in our Manhattan office properties.

Tenant Diversification
As of December 31, 2016, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 1,000 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	1.3%
Broadcast	2.2%
Consumer goods	21.5%
Finance, insurance, real estate	17.6%
Government entity	1.9%
Healthcare	1.4%
Industrials and natural resources	0.9%
Legal services	3.1%
Media and advertising	3.8%
Non-profit	4.2%
Professional services (not including legal services)	11.4%
Retail	16.9%
Technology	8.5%
Others	5.3%
Total	100.0%

(1) Based on annualized rent.
The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2016.

			Weighted		Percent of
			Average	Total	Portfolio		Percent of
			Remaining	Occupied	Rentable		Portfolio
		Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Property	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
Global Brands Group	ESB, 1333 B'Way, 111 West 33rd	June 2017-Oct. 2028	10.7 years	688,600	6.8%	$30,543,248	6.2%
Coty	Empire State Building	Jan. 2030	13.1 years	312,700	3.1%	15,463,374	3.2%
LinkedIn	Empire State Building	Feb. 2026	9.2 years	278,023	2.7%	14,395,469	2.9%
Sephora	112 West 34th Street	Jan. 2029	12.1 years	11,334	0.1%	10,432,766	2.1%
PVH Corp.	501 West 57th Street	June 2017-Oct. 2028	11.5 years	217,293	2.1%	9,142,695	1.9%
Thomson Reuters	Metro Center, First Stamford Place	Apr. 2018-Apr. 2020	2.6 years	147,208	1.5%	7,523,906	1.5%
Li & Fung	1359 Broadway	Oct. 2021-Oct. 2027	7.3 years	149,436	1.5%	7,172,674	1.5%
Federal Deposit Insurance Corp.	Empire State Building	Jan. 2020	3.1 years	121,879	1.2%	6,841,176	1.4%
Macy's	111 West 33rd Street	May 2030	13.4 years	131,117	1.3%	6,626,117	1.4%
Urban Outfitters	1333 Broadway	Sept. 2029	12.8 years	56,730	0.6%	6,594,879	1.3%
Footlocker	112 West 34th Street	Sept. 2031	14.8 years	34,192	0.3%	6,214,260	1.3%
Duane Reade/Walgreen's	ESB, 1350 B'Way, 250 West 57th	Feb. 2021-Sept. 2027	7.9 years	47,541	0.5%	6,203,743	1.3%
Legg Mason	First Stamford Place	Sept. 2024	7.8 years	137,583	1.4%	6,200,427	1.3%
On Deck Capital	1400 Broadway	Dec. 2026	10.0 years	107,800	1.1%	5,743,805	1.2%
WDFG North America	Empire State Building	Dec. 2025	9.0 years	5,300	0.1%	5,351,699	1.1%
Shutterstock	Empire State Building	Apr. 2029	12.3 years	110,236	1.1%	4,886,141	1.0%
Kohl's	1400 Broadway	May 2029	12.4 years	113,032	1.1%	4,802,479	1.0%
HNTB Corporation	Empire State Building	Feb. 2026	9.2 years	78,361	0.8%	4,466,577	0.9%
Odyssey America Reinsurance	First Stamford Place	Sept. 2022	5.8 years	101,619	1.0%	4,249,775	0.9%
The Interpublic Group of Companies	1400 Broadway	Jul. 2024	7.6 years	87,076	0.9%	3,962,524	0.8%
Total				2,937,060	29.2%	$166,817,734	34.2%

(1)	Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.

(2)	Represents the weighted average lease term, based on annualized rent.

(3)	Based on leases signed and commenced as of December 31, 2016.

(4)	Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.

(5)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(6)	Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
We expect to benefit from the re-leasing of 7.2%, or approximately 541,877 rentable square feet, of our Manhattan office leases expiring during 2017, which we generally believe are currently at below-market rates. During 2014, 2015 and 2016, we generally obtained higher base rents on new and renewed leases at our Manhattan office properties. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.

During the year ended December 31, 2016, we entered into new and renewed leases at our Manhattan office properties representing approximately 724,417 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $41.36 per rentable square foot compared to $58.83 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases, representing a 42.2% increase in mark-to-market rent. During the year ended December 31, 2015, we entered into new and renewed leases at our Manhattan office properties representing approximately 958,704 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $38.27 per rentable square foot compared to $54.84 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases, representing a 43.3% increase in mark-to-market rent. During the year ended December 31, 2014, we entered into new and renewed leases at our Manhattan office properties representing approximately 621,224 rentable square feet. The last weighted average annualized fully escalated gross rent prior to the renewal or re-leasing of these leases was $40.86 per rentable square foot compared to $50.42 per rentable square foot based on the weighted average annualized contractual first monthly base rent (after free rent periods) for the new and renewed leases, representing a 23.4% increase in mark-to-market rent.

The following tables set forth a summary schedule of the lease expirations for leases in place as of December 31, 2016 plus available space for each of the ten calendar years beginning with the year ending December 31, 2017 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	993,286	9.8%	$—	—%	$—
Signed leases not commenced	27	215,526	2.1%	—	—%	—
2017	176	705,873	7.0%	34,476,553	7.0%	48.84
2018	171	822,372	8.1%	41,727,230	8.5%	50.74
2019	131	756,760	7.5%	37,827,413	7.7%	49.99
2020	135	897,033	8.8%	47,752,884	9.8%	53.23
2021	96	697,973	6.9%	37,323,479	7.6%	53.47
2022	64	549,039	5.4%	31,934,831	6.5%	58.16
2023	51	543,385	5.4%	30,627,106	6.3%	56.36
2024	43	488,731	4.8%	27,727,453	5.7%	56.73
2025	38	320,016	3.2%	24,413,546	5.0%	76.29
2026	39	944,620	9.3%	49,591,862	10.1%	52.50
Thereafter	56	2,204,385	21.7%	125,785,055	25.8%	57.06
Total	1,027	10,138,999	100.0%	$489,187,412	100.0%	$54.78

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	822,129	10.9%	$—	—%	$—
Signed leases not commenced	19	174,295	2.3%	—	—%	—
2017	146	541,877	7.2%	26,542,389	8.0%	48.98
2018	134	561,814	7.4%	30,295,048	9.1%	53.92
2019	101	494,725	6.5%	24,421,526	7.3%	49.36
2020	99	609,742	8.1%	32,349,929	9.7%	53.06
2021	58	442,918	5.9%	22,867,415	6.9%	51.63
2022	40	256,320	3.4%	14,515,812	4.4%	56.63
2023	37	398,977	5.3%	20,553,291	6.2%	51.51
2024	26	301,019	4.0%	14,772,797	4.4%	49.08
2025	21	201,891	2.7%	11,048,309	3.3%	54.72
2026	29	824,755	10.9%	43,655,894	13.1%	52.93
Thereafter	34	1,929,974	25.4%	91,441,271	27.6%	47.38
Total	744	7,560,436	100.0%	$332,463,681	100.0%	$50.65

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	97,606	5.2%	$—	—%	$—
Signed leases not commenced	6	33,946	1.8%	—	—%	—
2017	20	119,282	6.4%	4,989,533	7.1%	41.83
2018	31	236,882	12.7%	8,897,104	12.7%	37.56
2019	21	229,887	12.3%	8,946,856	12.7%	38.92
2020	26	230,508	12.3%	9,856,388	14.0%	42.76
2021	31	225,410	12.0%	9,696,998	13.8%	43.02
2022	14	230,418	12.3%	8,973,890	12.8%	38.95
2023	8	95,771	5.1%	4,543,159	6.5%	47.44
2024	4	154,688	8.3%	6,995,826	10.0%	45.23
2025	10	83,805	4.5%	2,971,218	4.2%	35.45
2026	1	45,361	2.4%	1,393,214	2.0%	30.71
Thereafter	9	88,894	4.7%	2,998,404	4.2%	33.73
Total	181	1,872,458	100.0%	$70,262,590	100.0%	$40.36

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	73,551	10.4%	$—	—%	$—
Signed leases not commenced	2	7,285	1.0%	—	—%	—
2017	10	44,714	6.3%	2,944,631	3.4%	65.85
2018	6	23,676	3.4%	2,535,078	2.9%	107.07
2019	9	32,148	4.6%	4,459,031	5.2%	138.70
2020	10	56,783	8.0%	5,546,567	6.4%	97.68
2021	7	29,645	4.2%	4,759,066	5.5%	160.54
2022	10	62,301	8.8%	8,445,129	9.8%	135.55
2023	6	48,637	6.9%	5,530,656	6.4%	113.71
2024	13	33,024	4.7%	5,958,830	6.9%	180.44
2025	7	34,320	4.9%	10,394,019	12.0%	302.86
2026	9	74,504	10.6%	4,542,754	5.3%	60.97
Thereafter	13	185,517	26.2%	31,345,380	36.2%	168.96
Total	102	706,105	100.0%	$86,461,141	100.0%	$138.28

The Empire State Building (6)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3) (7)	Rent	Square Foot
Available	—	199,749	7.4%	$—	—%	$—
Signed leases not commenced	4	36,858	1.4%	—	—%	—
2017	27	95,849	3.5%	5,317,993	4.2%	55.48
2018	19	68,554	2.5%	3,884,488	3.0%	56.66
2019	17	72,186	2.7%	3,492,419	2.7%	48.38
2020	39	305,273	11.3%	17,226,096	13.5%	56.43
2021	19	118,447	4.4%	6,296,146	4.9%	53.16
2022	13	61,509	2.3%	3,817,551	3.0%	62.06
2023	10	53,885	2.0%	3,326,228	2.6%	61.73
2024	8	66,859	2.5%	3,781,898	3.0%	56.57
2025	6	57,433	2.1%	3,003,760	2.4%	52.30
2026	11	497,393	18.4%	26,856,836	21.1%	54.00
Thereafter	13	1,072,207	39.5%	50,560,016	39.6%	47.16
Total	186	2,706,202	100.0%	$127,563,431	100.0%	$51.65

The Empire State Building Broadcasting Licenses and Leases

		Annualized		Percent of
	Annualized	Expense	Annualized	Annualized
Year of Lease Expiration	Base Rent (8)	Reimbursements	Rent (3)	Rent
2017	$5,341,238	$3,649,488	$8,990,726	30.9%
2018	5,226,644	2,762,405	7,989,049	27.5%
2019	212,240	47,628	259,868	0.9%
2020	1,513,053	412,901	1,925,954	6.6%
2021	2,186,388	328,181	2,514,569	8.6%
2022	2,101,006	330,299	2,431,305	8.4%
2023	651,922	113,019	764,941	2.6%
2024	44,558	43,054	87,612	0.3%
2025	1,599,000	287,415	1,886,415	6.5%
2026	750,000	177,666	927,666	3.2%
Thereafter	1,113,800	195,507	1,309,307	4.5%
Total	$20,739,849	$8,347,563	$29,087,412	100.0%

(1)	If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).

(2)	Excludes (i) 151,618 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 69,789 square feet of space attributable to our observatory.

(3)	Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.

(4)	Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.

(5)	Includes an aggregate of 501,653 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

(6)	Excludes retail space, broadcasting licenses and observatory operations.

(7)
Includes approximately $5.9 million of annualized rent related to physical space occupied by broadcasting tenants for their broadcasting operations. Does not include license fees charges to broadcast tenants.

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
Redevelopment and Repositioning

From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2016, we have invested a total of approximately $719.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. Of the $719.0 million invested pursuant to this program, $379.0 million was invested at the Empire State Building. We intend to fund capital improvements through a combination of operating cash flow, cash on hand, and borrowings.

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

ITEM 3. LEGAL PROCEEDINGS
Please see Note 9 “Commitments and Contingencies” to the financial statements of this Annual Report in Form 10-K for a description of such legal proceedings.

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
On February 21, 2017, the last sales price for our Class A common stock on the NYSE was $21.49 per share.
The following table sets forth the high and low sales prices per share of our Class A common stock reported on the NYSE and the distributions declared and paid by us during the calendar quarters of 2016 and 2015:

	2016 Quarters
	First	Second	Third	Fourth
High	$18.00	$19.77	$22.31	$20.94
Low	$14.58	$17.31	$18.47	$18.62
Dividend per share	$0.085	$0.105	$0.105	$0.105

	2015 Quarters
	First	Second	Third	Fourth
High	$19.16	$19.00	$17.99	$18.73
Low	$17.24	$16.97	$15.85	$16.79
Dividend per share	$0.085	$0.085	$0.085	$0.085

Holders
As of February 21, 2017, we had 519 registered holders of our Class A common stock and 719 registered holders of our Class B common stock. As of February 21, 2017, our operating partnership had 797 registered holders of Series PR OP Units, 2,045 registered holders of Series ES OP Units, 666 registered holders of Series 60 OP Units and 450 registered holders of Series 250 OP Units. Such information was obtained through our registrar and transfer agent. Certain shares of common stock and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares of common stock and OP Units is not known or included in the foregoing number.
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
Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law, our capital requirements and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our securityholders.

Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The 2016 dividends of $0.40 per share are classified for income tax purposes as 100.0% taxable ordinary dividends.
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

	October 7, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Empire State Realty Trust, Inc.	$100.00	$115.77	$135.85	$142.39	$162.43
S&P 500 Index	$100.00	$110.84	$126.01	$127.75	$143.03
NAREIT All Equity Index	$100.00	$99.83	$127.81	$131.42	$141.39
NAREIT Office Index	$100.00	$100.71	$126.75	$127.11	$141.60
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

Securities Authorized For Issuance Under Equity Compensation Plans
During 2013, we adopted our Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan, as amended and restated as of April 4, 2016 (the "Plan"). The Plan provides for grants of stock options, shares of restricted Class A common stock, dividend equivalent rights and other equity-based awards, including LTIP Units, up to an aggregate of 12.2 million shares of our common stock. For a further discussion of the Plan, see Note 10 to the consolidated financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The following table presents certain information about our equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Plan Category
Equity compensation plans approved by securityholders	N/A	N/A	8,290,874
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	8,290,874

As of December 31, 2016, we issued 219,673 shares of restricted stock and 3,709,968 LTIP units under the Plan.

Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities; Repurchases
None.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	The Company				The Predecessor
	Year Ended December 31,			October 7, through December 31, 2013	January 1, through October 6, 2013	Year Ended December 31, 2012
(amounts in thousands, except per share data)	2016	2015	2014
Operating Data
Total revenues	$678,000	$657,634	$635,326	$127,583	$206,072	$260,294
Operating expenses:
Property operating expenses	153,850	158,638	148,676	33,074	41,297	55,707
Ground rent expenses	9,326	9,326	5,339	398	—	—
General and administrative expenses	49,078	38,073	39,037	16,379	23,600	20,963
Observatory expenses	29,833	32,174	31,413	6,668	—	—
Construction expenses	—	3,222	38,596	5,468	19,821	19,592
Real estate taxes	96,061	93,165	82,131	17,191	24,331	30,406
Formation transaction expenses	—	—	—	—	4,507	2,247
Acquisition expenses	98	193	3,382	138,140	—	—
Depreciation and amortization	155,211	171,474	145,431	27,375	38,963	42,690
Total operating expenses	493,457	506,265	494,005	244,693	152,519	171,605
Operating income (loss)	184,543	151,369	141,321	(117,110)	53,553	88,689
Other income (expense):
Equity in net income of non-controlled entities	—	—	—	—	14,875	14,348
Interest expense	(71,147)	(67,492)	(66,456)	(13,147)	(50,660)	(54,394)
Settlement expense	—	—	—	—	(55,000)	—
Gain on consolidation of non-controlled entities	—	—	—	322,563	—	—
Income (loss) before income taxes	113,396	83,877	74,865	192,306	(37,232)	48,643
Income tax (expense) benefit	(6,146)	(3,949)	(4,655)	1,125	—	—
Net income (loss)	107,250	79,928	70,210	193,431	(37,232)	48,643
Private perpetual preferred unit distributions	(936)	(936)	(476)	—	—	—
Net income attributable to non-controlling interests	(54,858)	(45,262)	(43,067)	(118,186)	—	—
Net income (loss) attributable to the predecessor	—	—	—	—	37,232	(48,643)
Net income attributable to common stockholders	$51,456	$33,730	$26,667	$75,245	$—	$—

Dividends and distributions declared and paid per share	$0.40	$0.34	$0.34	$0.0795
Net income per share attributable to common stockholders - basic	$0.38	$0.30	$0.27	$0.79
Net income per share attributable to common stockholders - diluted	$0.38	$0.29	$0.27	$0.79
Total weighted average shares - basic	133,881	114,245	97,941	95,463
Total weighted average shares - diluted	277,568	266,621	254,506	244,420

Balance Sheet Data
Commercial real estate properties, at cost	$2,458,629	$2,276,330	$2,139,863	$1,649,423		$939,330
Total assets	$3,890,953	$3,300,650	$3,283,497	$2,459,862		$1,052,553
Debt	$1,612,331	$1,632,416	$1,598,654	$1,191,913		$996,489
Equity	$1,982,863	$1,372,686	$1,381,097	$1,003,185		$—
Predecessor owners' equity (deficit)	$—	$—	$—	$—		$(10,859)

Other Data
Funds from operations attributable to common stockholders and non-controlling interests (1)	$260,519	$249,924	$214,849	$220,783	$7,432	$97,943
Modified funds from operations attributable to common stockholders and non-controlling interests (2)	$268,350	$257,755	$219,452	$221,181	$7,432	$97,943
Core funds from operations attributable to common stockholders and non-controlling interests (3)	$269,000	$257,677	$227,422	$41,793	$62,432	$97,943
Net cash provided by (used in) operating activities	$218,583	$203,187	$138,558	$(131,927)	$73,381	$94,353
Net cash used in investing activities	$(181,838)	$(142,316)	$(299,057)	$(620,307)	$(56,450)	$(108,281)
Net cash provided by (used in) financing activities	$470,941	$(59,918)	$145,488	$696,017	$48,530	$(20,889)

______________

(1)
We compute Funds From Operations ("FFO") in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. For a reconciliation of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

(2)
Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of two option properties following our formation transactions as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

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
• resolution of legal proceedings involving the company;
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
• defaults on, early terminations of, or non-renewal of leases by, tenants;
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
• inability to manage our properties and our growth effectively;
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

• inability to comply with the laws, rules and regulations applicable to similar companies; and
• risks associated with security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems, which support our operations and our buildings.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Actual results may differ materially from our current projection. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors" of this Annual Report on Form 10-K. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
Unless the context otherwise requires or indicates, references in this section to "we," "our" and "us" refer to (i) our company and its consolidated subsidiaries.
The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 and the notes related thereto which are included in this Annual Report on Form 10-K.

2016 Highlights

•	Achieved net income attributable to the Company of $51.5 million and Core FFO of $269.0 million.

•	Occupancy and leased percentages at December 31, 2016:

•	Total portfolio was 88.1% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 90.2% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 86.8% occupied; including SLNC, the Manhattan office portfolio was 89.1% leased.

•	Retail portfolio was 88.6% occupied; including SLNC, the retail portfolio was 89.6% leased.

•	Empire State Building was 90.5% occupied; including SLNC, the Empire State Building was 91.8% leased.

•
Executed 207 leases, representing 991,806 rentable square feet across the total portfolio, achieving a 32.7% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases; 155 of these leases, representing 724,417 rentable square feet, were within the Manhattan office portfolio (excluding the retail component of these properties) capturing a 42.2% increase in mark-to-market rent over previously fully escalated rents on new, renewal and expansion leases.

•
Executed 19 leases, representing 47,835 rentable square feet within the Manhattan retail portfolio, achieving a 35.0% increase in mark-to-market rent over previously fully escalated rents on new, renewal, and expansion leases.

•
Signed 78 new leases representing 542,190 rentable square feet in 2016 for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 50.6% in mark-to-market rent over expired previously fully escalated rents.

•	The Empire State Building Observatory revenue grew 11.2% to $124.8 million from $112.2 million in 2015.

•	Issued 29,610,854 Class A common shares at $21.00 per share in a private placement transaction with QIA which raised approximately $622 million in gross proceeds.

•	Increased the Company’s committed borrowing capacity under the unsecured revolving credit facility from $800 million to $1.1 billion.

•	Declared and paid aggregate dividends of $0.40 per share during 2016, an 18% increase from the previous year.
As of December 31, 2016, our total portfolio, contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 501,653 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2016, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses, and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years, approximately 16% to 18% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Year Ended December 31,
	2016		2015
Office leases	$120,082	39.1%	$108,873	37.5%
Retail leases	9,313	3.0%	11,092	3.8%
Tenant reimbursements & other income	24,153	7.9%	28,061	9.7%
Observatory operations	124,814	40.6%	112,172	38.7%
Broadcasting licenses and leases	28,905	9.4%	29,837	10.3%
Total	$307,267	100.0%	$290,035	100.0%
We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has: contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include: restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through December 31, 2016, we have invested a total of approximately $719.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We are in the process of substantially completing the redevelopment and repositioning program as originally contemplated. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand and borrowings.

As of December 31, 2016, excluding principal amortization, we have approximately $336.0 million of debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018, and we have total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.19% (excluding premiums and discount) and a weighted average maturity of 4.7 years and 83.6% of which is fixed-rate indebtedness. Our consolidated net debt to total market capitalization was approximately 14.9% as of December 31, 2016.

As of March 27, 2015, we no longer solicited new business for our construction management business. We have since completed all projects that were in progress and closed that business.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2016, 2015, and 2014.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table summarizes the historical results of operations for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2016	2015	Change	%
Revenues:
Rental revenue	$460,653	$447,784	$12,869	2.9%
Tenant expense reimbursement	73,459	79,516	(6,057)	(7.6)%
Observatory revenue	124,814	112,172	12,642	11.3%
Construction revenue	—	1,981	(1,981)	(100.0)%
Third-party management and other fees	1,766	2,133	(367)	(17.2)%
Other revenues and fees	17,308	14,048	3,260	23.2%
Total revenues	678,000	657,634	20,366	3.1%
Operating expenses:
Property operating expenses	153,850	158,638	(4,788)	(3.0)%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	49,078	38,073	11,005	28.9%
Observatory expenses	29,833	32,174	(2,341)	(7.3)%
Construction expenses	—	3,222	(3,222)	(100.0)%
Real estate taxes	96,061	93,165	2,896	3.1%
Acquisition expenses	98	193	(95)	(49.2)%
Depreciation and amortization	155,211	171,474	(16,263)	(9.5)%
Total operating expenses	493,457	506,265	(12,808)	(2.5)%
Operating income	184,543	151,369	33,174	21.9%
Interest expense	(71,147)	(67,492)	(3,655)	5.4%
Income before income taxes	113,396	83,877	29,519	35.2%
Income tax expense	(6,146)	(3,949)	(2,197)	55.6%
Net income	107,250	79,928	27,322	34.2%
Private perpetual preferred unit distributions	(936)	(936)	—	—%
Net income attributable to non-controlling interests	(54,858)	(45,262)	(9,596)	(21.2)%
Net income attributable to common shareholders	$51,456	$33,730	$17,726	52.6%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursement was primarily due to a decrease in property operating expenses in the year ended December 31, 2016.
Observatory Revenue
The increase in observatory revenues was due to increased tourist visits, ticket price increases, changes in ticket mix and more favorable weather conditions in 2016.

Construction Revenue
The construction business ceased operations in 2015, which is reflected in the elimination of construction revenues.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in managed entities.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease cancellation income of $5.7 million in 2016, partially offset by a $2.5 million acquisition break-up fee received in 2015.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repairs and maintenance costs and lower utility costs.
Ground Rent Expenses
The ground rent expense was consistent with 2015.
General and Administrative Expenses
The increase in general and administrative expenses was due to $5.2 million related to higher 2016 incentive compensation bonus accruals and salaries, $4.2 million related to higher equity compensation expense and $1.7 million of incremental legal costs pertaining to formation transactions litigation.
Observatory Expenses
The decrease in Observatory expenses primarily reflects lower personnel costs and lower professional fees.
Construction Expenses
The construction business ceased operations in 2015, which is reflected in the elimination of construction expenses.
Real Estate Taxes
The increase in real estate taxes was primarily attributable to higher assessed values for several properties.
Acquisition Expenses
Acquisition expenses were consistent with 2015.
Depreciation and Amortization
The decrease in depreciation and amortization was primarily attributable to assets that became fully depreciated during 2015 and 2016.
Interest Expense
The increase in interest expense was due to higher interest rates. In March 2015, we issued $350.0 million of senior unsecured notes with a weighted average fixed interest rate of 4.08%. The proceeds were partially used to repay our unsecured revolving credit facility which had a variable interest rate of 1.33% in the first quarter 2015.
Income Taxes
The increase in income tax expense was attributable to activities within our taxable REIT subsidiaries, primarily due to higher Observatory taxable income.

Private Perpetual Preferred Unit Distributions
Represents distributions to holders of private perpetual preferred units which were issued in August 2014.

Net Income Attributable to Non-controlling Interests
The increase is due to an increase in net income offset by a lower non-controlling ownership percentage due to issuance of new Class A common shares and redemption of operating partnership units into Class A common shares.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table summarizes the historical results of operations for years ended December 31, 2015 and 2014 (amounts in thousands):

	Years Ended December 31,
	2015	2014	Change	%
Revenues:
Rental revenue	$447,784	$400,825	$46,959	11.7%
Tenant expense reimbursement	79,516	67,651	11,865	17.5%
Observatory revenue	112,172	111,541	631	0.6%
Construction revenue	1,981	38,648	(36,667)	(94.9)%
Third-party management and other fees	2,133	2,376	(243)	(10.2)%
Other revenues and fees	14,048	14,285	(237)	(1.7)%
Total revenues	657,634	635,326	22,308	3.5%
Operating expenses:
Property operating expenses	158,638	148,676	9,962	6.7%
Ground rent expenses	9,326	5,339	3,987	74.7%
General and administrative expenses	38,073	39,037	(964)	(2.5)%
Observatory expenses	32,174	31,413	761	2.4%
Construction expenses	3,222	38,596	(35,374)	(91.7)%
Real estate taxes	93,165	82,131	11,034	13.4%
Acquisition expenses	193	3,382	(3,189)	(94.3)%
Depreciation and amortization	171,474	145,431	26,043	17.9%
Total operating expenses	506,265	494,005	12,260	2.5%
Operating income (loss)	151,369	141,321	10,048	7.1%
Interest expense	(67,492)	(66,456)	(1,036)	1.6%
Income before income taxes	83,877	74,865	9,012	12.0%
Income tax (expense) benefit	(3,949)	(4,655)	706	(15.2)%
Net income	79,928	70,210	9,718	13.8%
Private perpetual preferred unit distributions	(936)	(476)	(460)	96.6%
Net income attributable to non-controlling interests	(45,262)	(43,067)	(2,195)	5.1%
Net income attributable to common shareholders	$33,730	$26,667	$7,063	26.5%

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
Construction Revenue
The construction business ceased operations during 2015, which is reflected in the decline in construction revenues.
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
General and Administrative Expenses
The variance was primarily due to private perpetual preferred exchange offering costs of $1.4 million which were incurred in the year ended 2014 and no such costs in 2015.
Observatory Expenses
2015 Observatory expenses were consistent with the 2014 expenses.
Construction Expenses
The decline in construction expenses correlated with the lower revenues due to the construction business ceasing operation in 2015. Construction expenses in 2015 included severance expenses of $0.9 million.
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

Net Income Attributable to Non-controlling Interests
The increase is due to an increase in net income offset by a lower non-controlling ownership percentage due to redemption of operating partnership units into Class A common shares.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, debt issuances, and available borrowing capacity under our unsecured revolving credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, our unsecured revolving credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.
At December 31, 2016, we had approximately $554.4 million available in cash and cash equivalents and there was $1.1 billion available under our unsecured revolving credit facility.
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
In addition, for an initial period of five years from August 23, 2016, QIA will have a right of first offer to co-invest with us as a joint venture partner in real estate investment opportunities initiated by us where we have elected, at our discretion, to seek out a joint venture partner. The right of first offer period will be extended for 30 months so long as at least one joint venture transaction is consummated by us and QIA during the initial term, and will be extended for a further 30-month term if at least one more joint venture transaction is consummated during such initial extension period.
As of December 31, 2016, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.19% and a weighted average maturity of 4.7 years. As of December 31, 2016, exclusive of principal amortization, we have approximately $336.0 million of debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018. Given our current liquidity, including availability under our unsecured revolving credit facility, we believe we will be able to refinance the maturing debt.
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
Maturity. The unsecured revolving credit facility has an initial maturity of January 23, 2019. We have the option to extend the initial term of the unsecured revolving credit facility for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.075% of the then outstanding commitments under the unsecured revolving credit facility.
Financial Covenants. The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the operating partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the operating partnership up to the amount paid by the operating partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the operating partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the operating partnership achieves debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of December 31, 2016, we were in compliance with the covenants, as described below:

Financial covenant	Required	December 31, 2016	In Compliance
Maximum total leverage	< 60%	24.5%	Yes
Maximum secured debt	< 40%	11.5%	Yes
Minimum fixed charge coverage	> 1.50x	4.1x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.5x	Yes
Maximum unsecured leverage	< 60%	21.8%	Yes
Maximum secured recourse indebtedness	<10%	—%	Yes
Minimum tangible net worth	$1,203,815	$1,648,433	Yes

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

The Series A, B and C Senior Notes are senior unsecured obligations and are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the unsecured revolving credit facility. Interest on the Series A, B and C Senior Notes is payable quarterly.

The terms of the Series A, B and C Senior Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The Series A, B and C Senior Notes also require compliance with financial ratios consistent with the unsecured credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of December 31, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

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

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The term loan facility requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. The term loan facility also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms under our unsecured revolving credit facility agreement. As of December 31, 2016, we were in compliance with the covenants under the term loan facility.

Senior Unsecured Notes - Exchangeable

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“Senior Notes”) due August 2019. In connection with this offering, we received net proceeds of $246.9 million, after deducting the related underwriting discounts and commissions and issuance costs.

Mortgage Debt
As of December 31, 2016, we had mortgage debt outstanding of $759.0 million. During 2016, we refinanced at a lower rate a $20.2 million 6% mortgage loan secured by 10 Union Square East with a new $50.0 million mortgage loan due

2026 which bears interest at a fixed rate of 3.7%. During 2015, we repaid a mortgage collateralized by 1359 Broadway and we repaid a mortgage collateralized by One Grand Central Place.

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
Office Properties(1)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2016	2015	2014
Number of leases signed(2)	187	233	229
Total square feet	941,008	1,138,205	766,635
Leasing commission costs(3)	$15,408	$16,452	$10,000
Tenant improvement costs(3)	55,088	59,790	34,720
Total leasing commissions and tenant improvement costs(3)	$70,496	$76,242	$44,720
Leasing commission costs per square foot(3)	$16.37	$14.45	$13.04
Tenant improvement costs per square foot(3)	58.54	52.53	45.29
Total leasing commissions and tenant improvement costs per square foot(3)	$74.91	$66.98	$58.33
Retail Properties(4)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2016	2015	2014
Number of leases signed(2)	20	12	10
Total Square Feet	50,798	70,940	18,166
Leasing commission costs(3)	$2,847	$10,262	$1,116
Tenant improvement costs(3)	4,744	2,234	448
Total leasing commissions and tenant improvement costs(3)	$7,591	$12,496	$1,564
Leasing commission costs per square foot(3)	$56.03	$144.67	$61.43
Tenant improvement costs per square foot(3)	93.40	31.49	24.66
Total leasing commissions and tenant improvement costs per square foot(3)	$149.43	$176.16	$86.09
_______________

(1)	Excludes an aggregate of 501,653 rentable square feet of retail space in our Manhattan office properties. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)	Includes an aggregate of 501,653 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Years Ended December 31,
	2016	2015	2014
Total Portfolio
Capital expenditures (1)	$80,043	$54,811	$64,788
_______________

(1)
Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2016, we expect to incur additional costs relating to obligations under signed new leases of approximately $57.3 million, consisting of approximately $56.2 million for tenant improvements and other improvements related to new leases and approximately $1.1 million on leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2017 through 2021 and thereafter (amounts in thousands).

	Years Ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$58,514	$34,931	$31,349	$24,721	$24,624	$103,180	$277,319
Amortization	9,904	2,880	2,188	2,268	2,350	7,356	26,946
Principal repayment	336,009	262,210	250,000	—	—	742,675	1,590,894
Ground lease	1,518	1,518	1,518	1,518	1,518	55,212	62,802
Tenant improvement and leasing commission costs	53,025	3,568	746	—	—	—	57,339
Total	$458,970	$305,107	$285,801	$28,507	$28,492	$908,423	$2,015,300
_______________

(1)	Assumes no extension options are exercised.

(2)	Does not include various standing or renewal service contracts with vendors related to our property management.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
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

Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2014, 2015 and 2016 as follows (amounts in thousands):

Year ended December 31, 2014	$87,721
Year ended December 31, 2015	91,900
Year ended December 31, 2016	114,954
Cash Flows
Comparison of Year Ended December 31, 2016 to the Year Ended December 31, 2015
Net cash. Cash on hand was $554.4 million and $46.7 million, respectively, as of December 31, 2016 and 2015. The increase was primarily due to net proceeds on issuance of common stock to QIA in 2016.
Operating activities. Net cash provided by operating activities increased by $15.4 million to $218.6 million for the year ended December 31, 2016 compared to $203.2 million for the year ended December 31, 2015 primarily due to higher cash rents.
Investing activities. Net cash used in investing activities increased by $39.5 million to $181.8 million for the year ended December 31, 2016 compared to $142.3 million for the year ended December 31, 2015. The increase was primarily due to higher expenditures on building and tenant improvements.
Financing activities. Net cash provided by financing activities increased by $530.8 million to $470.9 million for the year ended December 31, 2016 compared to $(59.9) million used in financing activities for the year ended December 31, 2015. The increase was from the net proceeds on issuance of common stock to QIA in 2016.
Comparison of Year Ended December 31, 2015 to the Year Ended December 31, 2014
Net cash. Cash on hand was $46.7 million and $45.7 million, respectively, as of December 31, 2015 and 2014.
Operating activities. Net cash provided by operating activities increased by $64.6 million to $203.2 million for the year ended December 31, 2015 compared to $138.6 million for the year ended December 31, 2014. This was primarily due to the acquisition of two properties in July 2014 and the expirations of free rent periods.
Investing activities. Net cash used in investing activities decreased by $156.8 million to $142.3 million for the year ended December 31, 2015 compared to $299.1 million for the year ended December 31, 2014. The decrease was primarily due to the acquisition of two properties in 2014 partially offset by higher expenditures on tenant improvements.
Financing activities. Net cash (used in) provided by financing activities decreased by $205.4 million to $(59.9) million for the year ended December 31, 2015 compared to $145.5 million for the year ended December 31, 2014. The decrease was primarily due to financing associated with the acquisition of two properties in 2014.

Net Operating Income
Our financial reports include a discussion of property net operating income, or NOI. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses and break-up fee, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from NOI because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income	$107,250	$79,928	$70,210
Add:
General and administrative expenses	49,078	38,073	39,037
Depreciation and amortization	155,211	171,474	145,431
Interest expense	71,147	67,492	66,456
Construction expenses	—	3,222	38,596
Acquisition expenses	98	193	3,382
Income tax expense	6,146	3,949	4,655
Less:
Construction revenue	—	(1,981)	(38,648)
Third-party management and other fees	(1,766)	(2,133)	(2,376)
Acquisition break-up fee	—	(2,500)	—
Gain on settlement of lawsuit related to the Observatory	—	—	(975)
Net operating income	$387,164	$357,717	$325,768

Other Net Operating Income Data
Straight line rental revenue	$30,147	$21,056	$39,715
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$8,794	$19,353	$14,095
Amortization of acquired below-market ground leases	$7,831	$7,831	$4,603

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

Modified Funds From Operations ("Modified FFO")
Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of two option properties following our formation transactions as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

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

The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income	$107,250	$79,928	$70,210
Private perpetual preferred unit distributions	(936)	(936)	(476)
Real estate depreciation and amortization	154,205	170,932	145,115
Funds from operations attributable to common stockholders and non-controlled interests	260,519	249,924	214,849
Amortization of below-market ground leases	7,831	7,831	4,603
Modified funds from operations attributable to common stockholders and non-controlled interests	268,350	257,755	219,452
Prepayment penalty expense and deferred financing costs write-off	552	1,749	3,771
Acquisition expenses	98	193	3,382
Acquisition break-up fee	—	(2,500)	—
Construction severance expenses, net of income taxes	—	480	—
Gain on settlement of lawsuit related to the Observatory, net of income taxes	—	—	(540)
Private perpetual preferred exchange offering expenses	—	—	1,357
Core funds from operations attributable to common stockholders and non-controlled interests	$269,000	$257,677	$227,422

Weighted average shares and Operating Partnership units
Basic	276,848	265,914	254,506
Diluted	277,568	265,914	254,506

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
The amount of net rental income and reimbursements that we receive depends principally on our ability to lease currently available space, re-lease space to new tenants upon the scheduled or unscheduled termination of leases or renew expiring leases and to maintain or increase our rental rates. Factors that could affect our rental incomes include, but are not limited to: local, regional or national economic conditions; an oversupply of, or a reduction in demand for, office or retail space; changes in market rental rates; our ability to provide adequate services and maintenance at our properties; and fluctuations in interest rates, all of which could adversely affect our rental income in future periods. Future economic or regional downturns affecting our submarkets, or downturns in our tenants’ industries, could impair our ability to lease vacant space and renew or re-lease space as well as the ability of our tenants to fulfill their lease commitments, and could adversely affect our ability to maintain or increase the occupancy at our properties.
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

Leasing
We signed 1.0 million, 1.2 million, and 0.8 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2016, 2015, and 2014, respectively.
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
As of December 31, 2016, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 9.8% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 7.0% and 8.1% of net rentable square footage of the properties in our portfolio will expire in 2017 and in 2018, respectively. These leases are expected to represent approximately 7.0% and 8.5%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations
For the year ended December 31, 2016, the Empire State Building Observatory hosted 4.25 million visitors, compared to 4.06 million visitors for the same period in 2015. Observatory revenue for the year ended December 31, 2016 was $124.8 million, an 11.2% increase from $112.2 million for the year ended December 31, 2015. For the year ended December 31, 2016, there were 45 bad weather days, 13 of which fell on weekend days compared to 67 bad weather days, 15 of which fell on weekend days, in the year ended December 31, 2015.
Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from other new and existing observatories; and (v) weather trends.
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the year ended December 31, 2016, we derived $20.9 million of revenue and $8.0 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2017 and 2031. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the ongoing Federal Communications Commission spectrum auction, and there is competition from other broadcasting operations.

We have renewed and extended our leases with Univision Television Group from their current expirations in 2016 and 2018 to a new expiration in December 2025.  Three of our existing broadcast tenants, CBS Broadcasting, NBC Universal Media and WNET, have notified us that they will vacate the Empire State Building at the end of their current lease terms.  The non-renewing leases with CBS, NBC and WNET generated approximately $5.9 million in aggregate revenue in 2016, inclusive of expense reimbursements, and their leases expire in 2018.  Revenue from Univision totaled approximately $2.9 million, inclusive of expense reimbursements in 2015. Effective January 2016, annual revenue from Univision adjusted to an initial amount of $1.9 million, and is subject to escalations.
During 2016, we renewed and extended our lease and licenses with Emmis Communications, which operates three FM radio stations at the Empire State Building, for 16 years. For the year ended December 31, 2015, revenue from Emmis Communications totaled approximately $1.7 million (inclusive of expense reimbursements). Effective January 2016, annual revenue from Emmis Communications adjusted to an initial amount of $1.3 million, and is subject to escalations.
With respect to certain of our other remaining broadcasters, we have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.
We have renewed and extended an additional lease and license with two broadcast tenants with terms subject to a confidentiality agreement.
Operating Expenses
Our operating expenses generally consist of depreciation and amortization, real estate taxes, ground lease expenses, repairs and maintenance, security, utilities, property-related payroll, insurance and bad debt expense. Factors that may affect our ability to control these operating costs include: increases in insurance premiums, tax rates, the cost of periodic repair, redevelopment costs and the cost of re-leasing space, the cost of compliance with governmental regulation, including zoning and tax laws, the potential for liability under applicable laws and interest rate levels. If our operating costs increase as a result of any of the foregoing factors, our future cash flow and results of operations may be adversely affected.

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
Cost of Funds and Interest Rates
We expect future changes in interest rates will impact our overall performance. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. As of December 31, 2016, we entered into forward starting interest rate LIBOR swap agreement with an aggregate notional value of $890.0 million that fixed LIBOR rates at pay rates between 2.1485% to 2.7620% for periods from July 2017 to June 2028. While we may seek to manage our exposure to future changes in rates, portions of our overall outstanding debt will likely remain at floating rates. As of December 31, 2016, our variable rate debt represented 16.4% of our indebtedness and 3.4% of total enterprise value. This variable rate debt included $265.0 million of borrowings as of December 31, 2016. Our variable rate debt may increase to the extent we use available borrowing capacity to fund capital improvements. We continually evaluate our debt maturities, and, based on management’s current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. As of December 31, 2016, excluding principal amortization, we have approximately $336.0 million of debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018.

Competition
The leasing of real estate is highly competitive in Manhattan and the greater New York metropolitan market in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from new and existing observatories and/or broadcasting operations could have a negative impact on revenues from our observatory and/or broadcasting operations. Adverse impacts on domestic travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

Critical Accounting Estimates
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and with the rules and regulations of the SEC represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly owned subsidiaries as well as our operating partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For purposes of comparison, certain items shown in the 2014 and 2015 consolidated financial statements have been reclassified to conform to the presentation used for 2016.
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

Income Taxes
We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2016. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2016 and 2015, we do not have a liability for uncertain tax positions. As of December 31, 2016, the tax years ended December 31, 2013 through December 31, 2016 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of December 31, 2016, our variable rate debt of $265.0 million represented 3.4% of our total enterprise value.

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
We are exposed to interest rate changes primarily on our term loan, unsecured revolving credit facility and mortgage refinancings. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
During 2016, we entered into five interest rate LIBOR swaps with effective dates of January 5, 2018 and June 1, 2018 and an aggregate notional value of $425.0 million, which fix interest rates at 2.486% and 2.762% and mature between January 5, 2028 and June 1, 2028. During 2015, we entered into three interest rate LIBOR swaps with effective dates of July 5, 2017 and August 31, 2017 and an aggregate notional value of $465.0 million, which fix interest rates at 2.1485% and 2.5050%, and mature between August 24, 2022 and July 5, 2027. These interest rate swaps have been designated as cash flow hedges and are deemed effective as of December 31, 2016 with a fair value of $0.6 million which is included in prepaid expenses and other assets and ($5.6 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Based on our variable balances, interest expense would have increased by approximately $2.6 million for the year ended December 31, 2016, if short-term interest rates had been 1% higher. As of December 31, 2016, the weighted average interest rate on the $1.4 billion of fixed-rate indebtedness outstanding was 4.54% per annum, each with maturities at various dates through March 27, 2030.
As of December 31, 2016, the fair value of our outstanding debt was approximately $1.6 billion which was approximately $30.0 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
As of December 31, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No significant changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(a) Management's Report on Internal Control over Financial Reporting
Management of Empire State Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which appears in paragraph (b) of this Item 9A.

(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Empire State Realty Trust, Inc.
We have audited Empire State Realty Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Empire State Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Empire State Realty Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Empire State Realty Trust, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 27, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our definitive proxy statement for our 2017 Annual Meeting of Stockholders (which is scheduled to be held on May 11, 2017), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following documents are filed as part of this report:

1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

2.	The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014 on page F-44.

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2016 on page F-45.
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(b) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 74 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY TRUST, INC.

Date: February 27, 2017                             By:/s/ Anthony E. Malkin
Chairman and Chief Executive Officer

Date: February 27, 2017                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer

Date: February 27, 2017                             By:/s/ Andrew J. Prentice
Senior Vice President,
Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2017
Anthony E. Malkin
(Principal Executive Officer)

/s/ David A. Karp	Executive Vice President and Chief Financial Officer	February 27, 2017
David A. Karp
(Principal Financial Officer)

/s/ Andrew J. Prentice	Senior Vice President, Chief Accounting Officer and Treasurer	February 27, 2017
Andrew J. Prentice	(Principal Accounting Officer)

/s/ William H. Berkman	Director	February 27, 2017
William H. Berkman

/s/ Thomas J. DeRosa	Director	February 27, 2017
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 27, 2017
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 27, 2017
S. Michael Giliberto

/s/ James D. Robinson IV	Director	February 27, 2017
James D. Robinson IV

Exhibit Index

Exhibit No.	Description
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

10.7+
First Amended and Restated Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2013 Equity Incentive Plan (as amended and restated as of April 4, 2016), incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.8+	Form of Restricted Stock Agreement (Performance-Based)), incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.9+	Form of Restricted Stock Agreement (Time-Based), incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.10+	Form of LTIP Agreement (Performance-Based), incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.11+	Form of LTIP Agreement (Time-Based), incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K, filed with the SEC on March 24, 2014.
10.12
Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated October 1, 2013, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on November 12, 2013.

10.13
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated August 26, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 26, 2014.

10.14
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated October 7, 2013, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 12, 2013.

10.15
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

10.22
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

10.29+
Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated April 5, 2016, incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.30+
Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and David A. Karp, dated April 5, 2016, incorporated by reference to Exhibit 10.33 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.31+
Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas N. Keltner, Jr., dated April 5, 2016, incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.32+
Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas P. Durels, dated April 5, 2016, incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.33+
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and John B. Kessler, dated February 1, 2015, incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K filed with the SEC on February 27, 2015.

10.34
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

10.35
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

10.36
Note Purchase Agreement, dated March 27, 2015, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 30, 2015.

10.37
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated July 15, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on July 21, 2014.

10.38
Registration Rights Agreement, dated August 12, 2014, by and among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2014.

10.39
Form of Asset and Property Management Agreement, incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

10.40	Form of Services Agreement, incorporated by reference to Exhibit 10.19 to Amendment No. 6 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.
10.41
Stockholders Agreement dated as of August 23, 2016, by and between Empire State Realty Trust, Inc. and Q REIT Holding LLC, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on August 23, 2016.

10.42
Registration Rights Agreement dated as of August 23, 2016, by and between Empire State Realty Trust, Inc. and Q REIT Holding LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on August 23, 2016.

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

EMPIRE STATE REALTY TRUST

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Empire State Realty Trust, Inc.
We have audited the accompanying consolidated balance sheets of Empire State Realty Trust, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire State Realty Trust, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Empire State Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 27, 2017

Empire State Realty Trust, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

ASSETS	December 31, 2016	December 31, 2015
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,951	7,498
Building and improvements	2,249,482	2,067,636
	2,458,629	2,276,330
Less: accumulated depreciation	(556,546)	(465,584)
Commercial real estate properties, net	1,902,083	1,810,746
Cash and cash equivalents	554,371	46,685
Restricted cash	61,514	65,880
Tenant and other receivables, net of allowance of $3,333 and $2,792 in 2016 and 2015, respectively	22,542	18,782
Deferred rent receivables, net of allowance of $390 and $245 in 2016 and 2015, respectively	152,074	122,048
Prepaid expenses and other assets	53,749	50,460
Deferred costs, net	277,081	310,679
Acquired below market ground leases, net	376,060	383,891
Goodwill	491,479	491,479
Total assets	$3,890,953	$3,300,650
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$759,016	$747,661
Senior unsecured notes	590,388	587,018
Unsecured term loan facility	262,927	262,545
Unsecured revolving credit facility	—	35,192
Accounts payable and accrued expenses	134,064	111,099
Acquired below market leases, net	82,300	104,171
Deferred revenue and other liabilities	32,212	31,388
Tenants’ security deposits	47,183	48,890
Total liabilities	1,908,090	1,927,964
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 154,744,740 and 118,903,312 shares issued and outstanding in 2016 and 2015, respectively	1,547	1,189
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,095,737 and 1,120,067 shares issued and outstanding in 2016 and 2015, respectively	11	11
Additional paid-in capital	1,104,463	469,152
Accumulated other comprehensive loss	(2,789)	(883)
Retained earnings	50,904	55,260
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,154,136	524,729
Non-controlling interests in operating partnership	820,723	839,953
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2016 and 2015	8,004	8,004
Total equity	1,982,863	1,372,686
Total liabilities and equity	$3,890,953	$3,300,650
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Rental revenue	$460,653	$447,784	$400,825
Tenant expense reimbursement	73,459	79,516	67,651
Observatory revenue	124,814	112,172	111,541
Construction revenue	—	1,981	38,648
Third-party management and other fees	1,766	2,133	2,376
Other revenue and fees	17,308	14,048	14,285
Total revenues	678,000	657,634	635,326
Operating expenses:
Property operating expenses	153,850	158,638	148,676
Ground rent expenses	9,326	9,326	5,339
General and administrative expenses	49,078	38,073	39,037
Observatory expenses	29,833	32,174	31,413
Construction expenses	—	3,222	38,596
Real estate taxes	96,061	93,165	82,131
Acquisition expenses	98	193	3,382
Depreciation and amortization	155,211	171,474	145,431
Total operating expenses	493,457	506,265	494,005
Total operating income	184,543	151,369	141,321
Interest expense	(71,147)	(67,492)	(66,456)
Income before income taxes	113,396	83,877	74,865
Income tax expense	(6,146)	(3,949)	(4,655)
Net income	107,250	79,928	70,210
Private perpetual preferred unit distributions	(936)	(936)	(476)
Net income attributable to non-controlling interests	(54,858)	(45,262)	(43,067)
Net income attributable to common stockholders	$51,456	$33,730	$26,667

Total weighted average shares:
Basic	133,881	114,245	97,941
Diluted	277,568	266,621	254,506

Net income per share attributable to common stockholders:
Basic	$0.38	$0.30	$0.27
Diluted	$0.38	$0.29	$0.27

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$107,250	$79,928	$70,210
Other comprehensive loss:
Unrealized loss on valuation of interest rate swap agreements	(3,054)	(1,922)	—
Other comprehensive loss	(3,054)	(1,922)	—
Comprehensive income	104,196	78,006	70,210
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(55,794)	(46,198)	(43,543)
Other comprehensive loss attributable to non-controlling interests	1,576	1,100	—
Comprehensive income attributable to common stockholders	$49,978	$32,908	$26,667

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2013	94,484	$945	1,122	$11	$316,558	$—	$67,644	$385,158	$618,027	$—	$1,003,185
Issuance of Class A common stock, Class B common stock, and non-controlling interests related to the acquisition of the option properties	2,556	25	110	1	44,372	—	—	44,398	334,930	—	379,328
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(829)	—	(829)
Issuance of private perpetual preferred units in exchange for common units	—	—	—	—	—	—	—	—	(8,004)	8,004	—
Equity component of senior unsecured notes	—	—	—	—	4,857	—	—	4,857	8,347	—	13,204
Conversion of operating partnership units and Class B shares to Class A shares	8,995	90	(71)	—	40,611	—	—	40,701	(40,701)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	3,265	—	3,265
Restricted stock, net of forfeitures	(5)	—	—	—	455	—	—	455	—	—	455
Dividends and distributions	—	—	—	—	—	—	(33,598)	(33,598)	(53,647)	(476)	(87,721)
Net income	—	—	—	—	—	—	26,667	26,667	43,067	476	70,210
Balance at December 31, 2014	106,030	1,060	1,161	12	406,853	—	60,713	468,638	904,455	8,004	1,381,097
Conversion of operating partnership units and Class B shares to Class A shares	12,859	129	(41)	(1)	62,003	(61)	—	62,070	(62,070)	—	—
Equity compensation:
LTIP units, net of forfeitures	—	—	—	—	—	—	—	—	5,187	—	5,187
Restricted stock, net of forfeitures	14	—	—	—	296	—	—	296	—	—	296
Dividends and distributions	—	—	—	—	—	—	(39,183)	(39,183)	(51,781)	(936)	(91,900)
Net income	—	—	—	—	—	—	33,730	33,730	45,262	936	79,928
Unrealized loss on valuation of interest rate swap agreements	—	—	—	—	—	(822)	—	(822)	(1,100)	—	(1,922)
Balance at December 31, 2015	118,903	1,189	1,120	11	469,152	(883)	55,260	524,729	839,953	8,004	1,372,686
Issuance of Class A shares, net of costs	29,611	296	—	—	610,910	—	—	611,206	—	—	611,206
Conversion of operating partnership units and Class B shares to Class A shares	6,191	62	(24)	—	24,044	(428)	—	23,678	(23,678)	—	—
Equity compensation:								—			—
LTIP Units	—	—	—	—	—	—	—	—	9,372	—	9,372
Restricted stock, net of forfeitures	40	—	—	—	357	—	—	357	—	—	357
Dividends and distributions	—	—	—	—	—	—	(55,812)	(55,812)	(58,206)	(936)	(114,954)
Net income	—	—	—	—	—	—	51,456	51,456	54,858	936	107,250
Unrealized loss on valuation of interest rate swap agreements	—	—	—	—	—	(1,478)	—	(1,478)	(1,576)	—	(3,054)
Balance at December 31, 2016	154,745	$1,547	1,096	$11	$1,104,463	$(2,789)	$50,904	$1,154,136	$820,723	$8,004	$1,982,863

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income	$107,250	$79,928	$70,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,211	171,474	145,431
Amortization of deferred finance costs and debt premiums and discount	739	1,698	3,956
Amortization of acquired above and below-market leases, net	(8,795)	(19,353)	(14,095)
Amortization of acquired below-market ground leases	7,831	7,996	4,603
Straight-lining of rental revenue	(30,147)	(21,220)	(39,715)
Equity based compensation	9,729	5,483	3,720
Increase (decrease) in cash flows due to changes in operating assets and liabilities (excluding the effect of acquisitions):
Restricted cash	2,121	2,954	(4,987)
Tenant and other receivables	(3,760)	4,963	3,135
Deferred leasing costs	(22,622)	(31,367)	(12,132)
Prepaid expenses and other assets	(3,289)	(1,956)	(13,052)
Accounts payable and accrued expenses	3,491	(925)	(14,756)
Deferred revenue and other liabilities	824	3,512	6,240
Net cash provided by operating activities	218,583	203,187	138,558
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	538	(119)	9,345
Additions to building and improvements	(181,923)	(141,685)	(121,287)
Development costs	(453)	(512)	(527)
Acquisition of real estate property, net of cash received	—	—	(186,588)
Net cash used in investing activities	(181,838)	(142,316)	(299,057)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows From Financing Activities
Proceeds from unsecured revolving credit facility	50,000	655,000	—
Repayments of unsecured revolving credit facility	(90,000)	(615,000)	—
Proceeds from mortgage notes payable	50,000	—	191,000
Repayment of mortgage notes payable	(32,305)	(146,918)	(348,308)
Proceeds from senior unsecured notes	—	350,000	250,000
Proceeds from unsecured term loan	—	265,000	—
Proceeds from term loan and credit facility	—	—	435,600
Repayments of term loan and credit facility	—	(470,000)	(290,600)
Deferred financing costs	(3,006)	(6,100)	(4,483)
Net proceeds from the sale of common stock	611,206	—	—
Private perpetual preferred unit distributions	(936)	(936)	(476)
Dividends paid to common stockholders	(55,812)	(39,183)	(33,598)
Distributions paid to noncontrolling interests in the operating partnership	(58,206)	(51,781)	(53,647)
Net cash provided by (used in) financing activities	470,941	(59,918)	145,488
Net increase (decrease) in cash and cash equivalents	507,686	953	(15,011)
Cash and cash equivalents—beginning of period	46,685	45,732	60,743
Cash and cash equivalents—end of period	$554,371	$46,685	$45,732
Supplemental disclosures of cash flow information:
Cash paid for interest	$69,062	$64,808	$60,621
Cash paid for income taxes	$6,238	$4,465	$3,690
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$66,620	$51,315	$36,920
Derivative instruments at fair values included in prepaid expenses and other assets	614	—	—
Derivative instruments at fair values included in accounts payable and accrued expenses	5,591	1,922	—
Conversion of operating partnership units and Class B shares to Class A shares	23,678	62,003	40,611
Issuance of Class A Common Stock, Class B Common Stock, and operating partnership units in connection with the acquisition of real estate properties	—	—	379,328
Debt assumed with the acquisition of real estate properties	—	—	182,851
Acquisition of working capital (deficit), net of cash	—	—	(4,749)
Redemption of operating partnership units to repay other receivable	—	—	829
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Organization
As used in these consolidated financial statements, unless the context otherwise requires, “we,” “us,” "our," the "company,” and "ESRT" mean Empire State Realty Trust, Inc. and its consolidated subsidiaries.
    We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area. We were organized as a Maryland corporation on July 29, 2011.
As of December 31, 2016, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 501,653 rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2016, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
Empire State Realty OP, L.P. (the "operating partnership") holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2016, we owned approximately 52.1% of the aggregate operating partnership units in our operating partnership. We, as the sole general partner in our operating partnership, have responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our operating partnership. Accordingly, our operating partnership has been consolidated by us.
We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013. We have two entities that elected to be treated as taxable REIT subsidiaries, or TRSs, and are owned by our operating partnership. The TRSs, through several wholly owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services, cafeteria, restaurant and fitness center and asset and property management services.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the "SEC") represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our wholly owned subsidiaries as well as our operating partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

On January 1, 2016, we adopted accounting guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 810, Consolidation, modifying the analysis we must perform to determine whether we should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, our operating partnership, Empire State Realty OP, L.P., is a variable interest entity of our company, Empire State Realty Trust, Inc. As the operating partnership is already consolidated in the financial statements of Empire State Realty Trust, Inc., the identification of this entity as a variable interest entity had no impact on our consolidated financial statements. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption.
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
Accounting Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties and other long-lived assets, estimate of tenant expense reimbursements, estimate of percentage of completion on construction contracts, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, senior unsecured notes, mortgage notes payable, unsecured term loan and revolving credit facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
Revenue Recognition
Rental Revenue
Rental revenue includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease which includes the effects of rent steps and rent abatements under the leases. In general, we commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. We account for all of our leases as operating leases. Deferred rent receivables, including free rental periods and leasing arrangements allowing for increased base rent payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective non-cancellable lease terms. Differences between rental income recognized and amounts due under the respective lease agreements are recognized as an increase or decrease to deferred rents receivable.
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

Lease cancellation fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived. Total lease cancellation fees for the years ended December 31, 2016, 2015, and 2014 were $7.7 million, $2.0 million, and $6.1 million, respectively. Such fees are included in other income and fees in our consolidated statements of operations.
Observatory Revenue
Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred income related to unused and unexpired tickets as of December 31, 2016 and 2015 was $4.1 million and $5.1 million, respectively.
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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2016, 2015, and 2014 was $9.4 million, $8.7 million and $10.0 million, respectively, and is included within operating expenses in our consolidated statements of operations.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2016, 2015 and 2014.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, government money markets, demand deposits with financial institutions and short-term liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents held at major commercial banks may at times exceed the Federal Deposit Insurance Corporation limit. To date, we have not experienced any losses on our invested cash.
Restricted Cash
Restricted cash consists of amounts held for tenants in accordance with lease agreements such as security deposits and amounts held by lenders and/or escrow agents to provide for future real estate tax expenditures and insurance expenditures, tenant vacancy related costs and debt service obligations.
Tenant and Other Receivables
Tenant and other receivables, other than deferred rent receivable, are generally expected to be collected within one year.
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

Deferred Leasing Costs
Deferred leasing costs consist of fees and direct costs incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our consolidated statements of operations. Upon the early termination of a lease, unamortized deferred leasing costs are charged to expense.
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
As of December 31, 2016 and 2015, we had no equity method investments.
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
The fair value of our senior unsecured notes - exchangeable was derived from quoted prices in active markets and is classified as Level 2 since trading volumes are low.
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
The fair value of our mortgage notes payable, term loan and credit facility, and senior unsecured notes - Series A, B and C which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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

Income Taxes
We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2016. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.
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
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2016 and 2015, we do not have a liability for uncertain tax positions. As of December 31, 2016, the tax years ended December 31, 2013 through December 31, 2016 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Segment Reporting
We have identified two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties, that is, at current market prices. We include our construction operation in "Other" and it includes all activities related to providing construction services to tenants and to other entities within and outside our company. As of March 27, 2015, we no longer solicited new business for our construction management business. We completed all projects that were in progress.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation. Certain Empire State Building public relations costs previously included in property operating expenses are included in observatory expenses. For the years ended December 31, 2016, 2015 and 2014, these costs were $2.4 million, $2.3 million and $2.4 million, respectively.

Recently Issued or Adopted Accounting Standards
During January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which contain amendments to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU No. 2017-01 provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. Additionally, these amendments narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. ASU No. 2017-01 will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which contain amendments that require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier adoption is permitted including adoption in an interim period. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
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

During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of December 31, 2016, the remaining contractual payments under our ground lease agreements aggregated $62.8 million. We continue to evaluate the impact of adopting this new accounting standard on our consolidated financial statements.

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
During February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered VIEs, amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU No. 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update did not cause any material changes to our consolidated financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning in 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 was amended in August 2015 by ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU No. 2014-09 was further amended in December 2016 by ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which contain amendments that are intended to clarify or correct unintended application of the guidance. Those items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606. Our initial analysis of this ASU indicates that it will not have a material effect on our observatory revenue and third party management and other fee revenue in our consolidated financial statements. We are still in the process of evaluating this new accounting standard as it relates to our rental revenue and tenant expense reimbursements.
3. Acquisitions
2014 Acquisitions
On July 15, 2014, we acquired the ground and operating lease at 111 West 33rd Street (and the fee title to 122 West 34th Street) for $423.6 million, consisting of $87.7 million by assumption of existing mortgage debt, $106.9 million in cash and $229.0 million in shares of Class A and Class B common stock and Series PR OP units. In connection with this transaction, we issued 1,217,685 shares of Class A common stock and 77,945 shares of Class B common stock at a share price of $16.65 and 12,457,379 Series PR OP Units at a unit price of $16.65.
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
The following table is an allocation of the purchase price for the assets and liabilities acquired (amounts in thousands):

Consideration paid:
Cash and issuance of Class A Common Stock, Class B Common Stock, and Series PR OP units	$565,916
Debt assumed	167,684
Total consideration paid	$733,600

Net assets acquired:
Land and building and improvements	$354,429
Acquired below-market ground leases	334,178
Acquired above-market leases	13,088
Acquired in place lease value and deferred leasing costs	88,374
Mortgage notes payable, inclusive of premium	(182,851)
Acquired below-market leases	(36,553)
Other liabilities, net of other assets	(4,749)
Total net assets acquired	$565,916

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Leasing costs	$140,325	$121,864
Acquired in-place lease value and deferred leasing costs	253,113	285,902
Acquired above-market leases	74,770	81,680
	468,208	489,446
Less: accumulated amortization	(195,617)	(178,767)
Total deferred costs, net, excluding net deferred financing costs	$272,591	$310,679
At December 31, 2016, $4.5 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the consolidated balance sheet.
Amortization expense related to deferred leasing and acquired deferred leasing costs was $24.2 million, $25.4 million, and $21.9 million, for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense related to acquired lease intangibles was $24.6 million, $37.7 million and $33.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(20,856)	(13,025)
Acquired below-market ground leases, net	$376,060	$383,891

	2016	2015
Acquired below-market leases	$(135,026)	$(163,290)
Less: accumulated amortization	52,726	59,119
Acquired below-market leases, net	$(82,300)	$(104,171)
Rental revenue related to the amortization of below market leases, net of above market leases was $8.8 million, $19.4 million and $14.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining weighted-average amortization period as of December 31, 2016 is 25.5 years, 4.9 years, 3.9 years and 4.4 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2017	$7,831	$24,359	$6,092
2018	7,831	19,021	6,378
2019	7,831	16,338	6,557
2020	7,831	13,284	3,453
2021	7,831	11,420	2,825
Thereafter	336,905	52,169	15,829
	$376,060	$136,591	$41,134
As of December 31, 2016, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
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

5. Debt
Debt consisted of the following as of December 31, 2016 and 2015 (amounts in thousands):

			As of December 31, 2016
	Principal Balance as of December 31, 2016	Principal Balance as of December 31, 2015	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
10 Bank Street	$31,544	$32,214	5.72%	6.22%	6/1/2017
1542 Third Avenue	17,795	18,222	5.90%	6.62%	6/1/2017
First Stamford Place	235,067	238,765	5.65%	6.18%	7/5/2017
1010 Third Avenue and 77 West 55th Street	26,502	27,064	5.69%	6.39%	7/5/2017
383 Main Avenue	28,654	29,269	5.59%	6.04%	7/5/2017
1333 Broadway	67,656	68,646	6.32%	3.75%	1/5/2018
1400 Broadway
(first lien mortgage loan)	67,714	68,732	6.12%	3.41%	2/5/2018
(second lien mortgage loan)	9,389	9,600	3.35%	3.36%	2/5/2018
112 West 34th Street
(first lien mortgage loan)	75,261	76,406	6.01%	3.38%	4/5/2018
(second lien mortgage loan)	9,509	9,640	6.56%	3.68%	4/5/2018
1350 Broadway	37,764	38,348	5.87%	3.74%	4/5/2018
Metro Center	95,985	97,950	3.59%	3.67%	11/5/2024
10 Union Square(3)	50,000	20,289	3.70%	3.99%	4/1/2026
Total mortgage debt	752,840	735,145
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes payable:
Series A	100,000	100,000	3.93%	4.03%	3/27/2025
Series B	125,000	125,000	4.09%	4.19%	3/27/2027
Series C	125,000	125,000	4.18%	4.28%	3/27/2030
Unsecured revolving credit facility	—	40,000	(4)	(4)	1/23/2019
Unsecured term loan facility	265,000	265,000	(5)	(5)	8/24/2022
Total principal	1,617,840	1,640,145
Unamortized premiums, net of unamortized discount	905	5,181
Deferred financing costs, net	(6,414)	(12,910)
Total	$1,612,331	$1,632,416
______________

(1)	The effective rate is the yield as of December 31, 2016, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	The mortgage loan collateralized by 10 Union Square was refinanced in March 2016.

(4)	At December 31, 2016, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at December 31, 2016 was 1.92%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at December 31, 2016 was 2.37%. Pursuant to a forward interest rate swap agreement, the LIBOR rate is fixed at 2.1485% for the period beginning on August 31, 2017 through maturity.

Principal Payments
Aggregate required principal payments at December 31, 2016 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2017	$9,904	$336,009	$345,913
2018	2,880	262,210	265,090
2019	2,188	250,000	252,188
2020	2,268	—	2,268
2021	2,350	—	2,350
Thereafter	7,356	742,675	750,031
Total principal maturities	$26,946	$1,590,894	$1,617,840
Deferred Financing Costs
Deferred financing costs, net, consisted of the following at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Financing costs	$23,145	$20,882
Less: accumulated amortization	(12,241)	(7,972)
Total deferred financing costs, net	$10,904	$12,910
At December 31, 2016, $4.5 million of net deferred financing costs associated with the unsecured revolving credit facility were included in deferred costs, net on the consolidated balance sheet.
Amortization expense related to deferred financing costs was $5.0 million, $6.1 million, and $7.6 million, for the years ended December 31, 2016, 2015, and 2014, respectively, and was included in interest expense.
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

Amounts outstanding under the unsecured revolving credit facility will bear interest at a floating rate equal to, at our election, (x) a Eurodollar rate, plus a spread that we expect will range from 0.875% to 1.600% depending upon our leverage ratio and credit rating; or (y) a base rate, plus a spread that we expect will range from 0.000% to 0.600% depending upon our leverage ratio and credit rating. In addition, the unsecured revolving credit facility permits us to borrow at competitive bid rates determined in accordance with the procedures described in the unsecured revolving credit facility agreement. We paid certain customary fees and expense reimbursements to enter into the unsecured revolving credit facility.

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

As of December 31, 2016, we were in compliance with the covenants under the unsecured revolving credit facility.

Senior Unsecured Notes

Exchangeable Senior Notes

During August 2014, we issued $250.0 million principal amount of 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) due August 15, 2019. In connection with this offering, we received net proceeds of $246.9 million, after deducting the related underwriting discounts and commissions and issuance costs.

Interest on the 2.625% Exchangeable Senior Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The 2.625% Exchangeable Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our other senior unsecured indebtedness and effectively subordinated in right of payment to all of our secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and structurally subordinated to all liabilities and preferred equity of our subsidiaries.

The 2.625% Exchangeable Senior Notes will mature on August 15, 2019, unless earlier exchanged, redeemed or repurchased. Holders may exchange their Senior Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2019 only under the following circumstances: (i) during any calendar quarter beginning after September 30, 2014 (and only during such quarter) if the closing sale price of our Class A common stock is more than 130% of the then current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per 1,000 principal amount of the 2.625% Exchangeable Senior Notes for each trading day during such five consecutive trading-day period in which the trading price per 1,000 principal amount of the 2.625% Exchangeable Senior Notes for each trading day during such five trading-day period was less than 98% of the closing sale price of our Class A common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; (iii) if we call any or all of the 2.625% Exchangeable Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions (significant consolidation, sale, merger, share exchange, fundamental change, etc.).

On or after May 15, 2019, and on or prior to the second scheduled trading day immediately preceding the maturity date, holders may exchange their notes without regard to the foregoing conditions.

The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. The initial exchange rate of 2.625% Exchangeable

Senior Notes is 51.4059 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.45 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes. As of December 31, 2016, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.5600 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.39 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

Following certain corporate transactions which constitute a make-whole fundamental change (defined in the indenture), we will increase the exchange rate for holders who elect to exchange their 2.625% Exchangeable Senior Notes in connection with such make whole fundamental change in certain circumstances. Following certain corporate transactions which constitute a fundamental change, holders may require us to repurchase the 2.625% Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.

We have separately accounted for the liability and equity components of the 2.625% Exchangeable Senior Notes by bifurcating gross proceeds between the indebtedness, or liability component, and the embedded conversion option, or the equity component. The bifurcation was done by estimating an effective interest rate as of the date of the issuance for similar notes which do not contain an embedded conversion option. This effective interest rate was estimated to be 3.8% and was used to compute the fair value at the time of issuance for the indebtedness of $236.6 million. The gross proceeds from the issuance of the 2.625% Exchangeable Senior Notes less the initial amount allocated to the indebtedness resulted in a $13.4 million allocation to the embedded conversion option which is included in Equity, net of financing costs, in the consolidated balance sheets as of December 31, 2016 and 2015. The resulting debt discount is being amortized over the five year period in which the 2.625% Exchangeable Senior Notes are expected to be outstanding (that is, through maturity date) as additional non-cash interest expense. As of December 31, 2016 and 2015, the unamortized discount was $7.0 million and $9.7 million, respectively. The additional non-cash interest expense attributable to the 2.625% Exchangeable Senior Notes will increase in subsequent reporting periods through the maturity date as the 2.625% Exchangeable Senior Notes accrete to their par value over the same period.

Underwriting discounts and commissions and issuance costs totaled $3.1 million and were allocated to the indebtedness and the embedded conversion option on a pro-rata basis and accounted as debt issuance costs and equity issuance costs, respectively. In this connection, $2.9 million attributable to the indebtedness was recorded as part of deferred costs, to be subsequently amortized using the effective interest method as interest expense over the expected term of the 2.625% Exchangeable Senior Notes, and $0.2 million attributable to the embedded conversion option was recorded as a reduction to Equity in the consolidated balance sheets as of December 31, 2016 and 2015.

For the years ended December 31, 2016 , 2015 and 2014, total interest expense related to the 2.625% Exchangeable Senior Notes was $9.9 million, $9.9 million and $3.8 million, respectively, consisting of (i) the contractual interest expense of $6.6 million, $6.6 million and $2.5 million, respectively, (ii) the additional non-cash interest expense of $2.7 million, $2.7 million and $1.1 million, respectively, related to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.6 million, $0.6 million and $0.2 million, respectively.

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

The terms of the Series A, B and C Senior Notes agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. It also requires compliance with financial ratios consistent with our unsecured revolving credit facility including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. As of December 31, 2016, we were in compliance with the covenants under the Series A, B and C Senior Notes.

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

The terms of the term loan facility agreement include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and will require certain customary financial reports. The term loan facility requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum amount of tangible net worth, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, a maximum unsecured leverage ratio and a maximum amount of secured recourse indebtedness. It also contains customary events of default (subject in certain cases to specified cure periods). These terms in the term loan facility agreement are consistent with the terms under our unsecured revolving credit facility agreement. As of December 31, 2016, we were in compliance with the covenants under the term loan facility.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Accounts payable and accrued expenses	$102,866	$83,352
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	5,591	1,922
Accrued interest payable	6,230	5,555
Due to affiliated companies	1,010	1,903
Accounts payable and accrued expenses	$134,064	$111,099
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.1 million. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $5.1 million.
As of December 31, 2016 and 2015, respectively, we had interest rate LIBOR swaps with an aggregate notional value of $890.0 million and $465.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2016, the fair value of these derivative instruments amounted to $0.6 million which is included in prepaid expenses and other assets and ($5.6 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2015, the fair value of these derivative instruments amounted to ($1.9 million) which is included in accounts payable and accrued expenses on the consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of December 31, 2016 and 2015, these cash flow hedges are deemed effective and a net unrealized loss of $3.1 million and $1.9 million, respectively, is reflected in the consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these debt. We estimate that $1.0 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months relating to the interest rate swap contracts in effect as of December 31, 2016.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of December 31, 2016 and 2015 (dollar amounts in thousands):

	As of December 31, 2016					December 31, 2016		December 31, 2015
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(1,634)	$—	$(1,620)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(684)	—	(148)
Interest rate swap	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	(685)	—	(154)
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	224	—	—	—
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	223	—	—	—
Interest rate swap	75,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	167	—	—	—
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(1,295)	—	—
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(1,293)	—	—
						$614	$(5,591)	$—	$(1,922)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges for the years ended December 31, 2016 and 2015 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2016	December 31, 2015
Amount of gain (loss) recognized in other comprehensive income (loss) - effective portion	$(3,054)	(1,922)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense - effective portion	—	—
Amount of gain (loss) recognized in other Income/expense - ineffective portion	—	—

Fair Valuation
The estimated fair values at December 31, 2016 and 2015 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$614	$614	$—	$614	$—
Interest rate swaps included in accounts payable and accrued expenses	5,591	5,591	—	5,591	—
Mortgage notes payable	759,016	755,640	—	—	755,640
Senior unsecured notes - exchangeable	241,474	282,435	—	282,435	—
Senior unsecured notes - Series A, B, and C	348,914	339,274	—	—	339,274
Unsecured term loan facility	262,927	265,000	—	—	265,000

	December 31, 2015
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$1,922	$1,922	$—	$1,922	$—
Mortgage notes payable	747,661	752,350	—	—	752,350
Senior unsecured notes - exchangeable	238,208	261,563	—	261,563	—
Senior unsecured notes - Series A, B, and C	348,810	344,501	—	—	344,501
Unsecured revolving credit facility	35,192	40,000	—	—	40,000
Unsecured term loan facility	262,545	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2016 and 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

As of December 31, 2016, we were entitled to the following future contractual minimum lease payments on non-cancellable operating leases to be received which expire on various dates through 2032 (amounts in thousands):

2017	$453,715
2018	426,589
2019	393,269
2020	354,588
2021	316,917
Thereafter	1,471,708
$3,416,786
The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
9. Commitments and Contingencies
Legal Proceedings
Litigation
Except as described below, as of December 31, 2016, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.

On or about October 14, 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions. These investors had opted out of a prior class action brought regarding the Offering and formation transactions that was settled with court approval. The statement of claim in the arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they planned to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. The arbitration hearings commenced May 24, 2016 and have proceeded for a number of days over several hearing sessions. There are additional hearing sessions scheduled for April and May 2017.

The Respondents believe the allegations in the arbitration are entirely without merit, and they intend to defend vigorously.
In connection with the Offering and formation transactions, we entered into indemnification agreements with our directors, executive officers and chairman emeritus, providing for the indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against them. As a result, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to the above-referenced arbitration.
Additionally, there is a risk that other third parties will assert claims against us or any other party entitled to defense and indemnity from us. As a result, we may incur costs associated with defending or settling such litigation or paying any judgment if we lose.
Ground Lease Commitments
We make payments under ground leases related to three of our properties. Minimum rent is expensed on a straight-line basis over the non-cancellable term of the leases. The ground leases are due to expire between the years 2050 and 2077. Future minimum lease payments to be paid over the terms of the leases are as follows (amounts in thousands):

2017	$1,518
2018	1,518
2019	1,518
2020	1,518
2021	1,518
Thereafter	55,212
Total	$62,802

Unfunded Capital Expenditures
At December 31, 2016, we estimate that we will incur approximately $57.3 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, tenant and other receivables and deferred rent receivables. At December 31, 2016, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

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
Major Customers and Other Concentrations
For the year ended December 31, 2016, other than five tenants who accounted for 6.4%, 3.3%, 2.9%, 2.3% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2015, other than three tenants who accounted for 6.7%, 3.5% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
For the years ended December 31, 2016 and 2015, six properties accounted for the following percent of total rental revenues. No other property accounted for more than 5.0% of total rental revenues.

	Year Ended December 31,
	2016	2015
Empire State Building	32.6%	31.4%
One Grand Central Place	12.5%	12.2%
1400 Broadway	7.8%	7.7%
111 West 33rd Street	6.8%	8.3%
First Stamford Place	6.4%	6.5%
250 West 57th Street	5.3%	4.8%
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2016, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and as of December 31, 2016, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

We participate in various unions. The union which has significant employees and costs is as follows:

32BJ
We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 26, 2014, September 28, 2015 and September 28, 2016, the actuary certified that for the plan years beginning July 1, 2014, July 1, 2015 and July 1, 2016, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2016, 2015 and 2014, the Pension Plan received contributions from employers totaling $249.5 million, $242.3 million and $224.5 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2016, 2015 and 2014, the Health Plan received contributions from employers totaling $1.2 billion, $1.1 billion and $1.0 billion, respectively.

Terms of Collective Bargaining Agreements
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2016 through December 31, 2019 (prior agreement was from January 1, 2012 through December 31, 2015).

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2016, 2015 and 2014 are included in the table below (amounts in thousands):

Benefit Plan	2016	2015	2014
Pension Plans (pension and annuity)*	$3,155	$3,077	$2,871
Health Plans**	8,280	8,296	7,628
Other***	542	619	319
Total plan contributions	$11,977	$11,992	$10,818

*	Pension plans include $0.8 million, $0.7 million and $0.8 million for the years ended 2016, 2015 and 2014, respectively, to multiemployer plans not discussed above.
** Health plans include $1.6 million, $1.4 million and $1.5 million for the years ended 2016, 2015 and 2014, respectively, to multiemployer plans not discussed above.
*** Other includes $0.2 million, $0.2 million and $0.08 million for the years ended 2016, 2015 and 2014, respectively, in connection with other multiemployer plans not discussed above for union costs which were not itemized between pension and health plans.

Benefit plan contributions are included in property operating expenses in our consolidated statements of operations. The increase in plan contributions in 2015 is mainly due to the acquisition of two properties during July 2014 which resulted in a full year's contributions in 2015 for the employees covered by these benefit plans.

10. Equity
During 2016, Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar ("QIA"), purchased 29,610,854 newly issued Class A common shares at $21.00 per share, equivalent to a 9.9% economic interest in us on a fully diluted basis (representing a 19.4% ownership of Class A common shares). However, QIA can only vote shares equivalent to 9.9% of all voting securities, with the balance of their shares to be voted by us in accord with the votes of all other voting securities. QIA has a top-up right to maintain their ownership stake at 9.9% over time. We received approximately $621.8 million in gross proceeds from the sale.
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
The following is net income attributable to common stockholders and the issuance of our class A shares in exchange for the conversion of OP units into common stock (amounts in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net income attributable to common stockholders	$51,456	$33,730	$26,667
Increase in additional paid-in capital for the conversion of OP units into common stock	24,044	62,003	40,611
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$75,500	$95,733	$67,278
As of December 31, 2016, there were approximately 299.1 million OP Units outstanding, of which approximately 155.8 million, or 52.1%, were owned by us and approximately 143.3 million, or 47.9%, were owned by other partners, including certain directors, officers and other members of executive management.
Private Perpetual Preferred Units

As of December 31, 2016, there were 1,560,360 Private Perpetual Preferred Units ("Preferred Units") which have a liquidation preference of $16.62 per unit and which are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions
The following table summarizes the dividends paid on our Class A common stock and Class B common stock for the years ended December 31, 2016, 2015 and 2014:

Record Date	Payment Date	Amount per Share
December 15, 2016	December 29, 2016	$0.105
September 19, 2016	September 30, 2016	$0.105
June 15, 2016	June 30, 2016	$0.105
March 16, 2016	March 31, 2016	$0.085

December 15, 2015	December 31, 2015	$0.085
September 15, 2015	September 30, 2015	$0.085
June 15, 2015	June 30, 2015	$0.085
March 13, 2015	March 31, 2015	$0.085

December 15, 2014	December 31, 2014	$0.085
September 15, 2014	September 30, 2014	$0.085
June 13, 2014	June 30, 2014	$0.085
March 14, 2014	March 31, 2014	$0.085

Total dividends paid to common securityholders during 2016, 2015 and 2014 were $55.8 million, $39.2 million and $33.6 million, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, during 2016,

2015 and 2014 totaled $58.2 million, $51.8 million and $53.6 million, respectively. Total distributions paid to Preferred unitholders during 2016, 2015 and 2014 were $0.9 million, $0.9 million and $0.5 million, respectively.
Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The 2016 dividends of $0.40 per share and the 2015 and 2014 dividends of $0.34 per share are classified for income tax purposes as 100.0% taxable ordinary dividend.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to our directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of approximately 12.2 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2013 Plan, and as of December 31, 2016, approximately 8.3 million shares of common stock remain available for future issuance.
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

LTIP units and restricted stock issued during the year ended December 31, 2016, 2015 and 2014 were valued at $18.4 million, $6.6 million and $5.4 million, respectively. The weighted-average per unit or share fair value was $9.60, $13.36 and $10.65 for grants issued in 2016, 2015 and 2014, respectively. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%. The per unit or share granted in 2015 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 and 2.9 years, a dividend rate of 1.9%, a risk-free interest rate of 0.8% and 1.0%, and an expected price volatility between 24.0% and 29.0%. The per unit or share granted in 2014 was estimated on the respective dates of grant using the following assumptions: an expected life of 3.0 years, a dividend rate of 2.60% a risk-free interest rate of 0.8%, and an expected price volatility of 26.0%.

No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2016, 2015 and 2014.
The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2016:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2015	97,592	1,415,895	$11.04
Vested	(36,592)	(402,895)	11.69
Granted	47,071	1,868,629	9.58
Forfeited	(278)	—	17.97
Unvested balance at December 31, 2016	107,793	2,881,629	$10.01
The total fair value of LTIP units and restricted stock that vested during 2016, 2015 and 2014 was $5.1 million, $3.5 million and $3.0 million, respectively.
The LTIP unit and restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly we recognized $0.7 million, $0.5 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized compensation expense was $0.4 million at December 31, 2016, which will be recognized over a weighted average period of 1.9 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $9.0 million, $5.0 million and $3.5 million in noncash compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized compensation expense was $18.5 million at December 31, 2016, which will be recognized over a weighted average period of 2.4 years.

Earnings Per Share
Earnings per share for the years ended December 31, 2016, 2015 and 2014 is computed as follows (amounts in thousands, except per share amounts):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator - Basic:
Net income	$107,250	$79,928	$70,210
Private perpetual preferred unit distributions	(936)	(936)	(476)
Net income attributable to non-controlling interests	(54,858)	(45,262)	(43,067)
Earnings allocated to unvested shares	(36)	(24)	(33)
Net income attributable to common stockholders - basic	$51,420	$33,706	$26,634

Numerator - Diluted:
Net income	$107,250	$79,928	$70,210
Private perpetual preferred unit distributions	(936)	(936)	(476)
Earnings allocated to unvested shares	(36)	(550)	(482)
Net income attributable to common stockholders - diluted	$106,278	$78,442	$69,252

Denominator:
Weighted average shares outstanding - basic	133,881	114,245	97,941
Operating partnership units	142,967	151,669	156,565
Effect of dilutive securities:
Stock-based compensation plans	454	707	—
Exchangeable senior notes	266	—	—
Weighted average shares outstanding - diluted	277,568	266,621	254,506

Earnings per share - basic	$0.38	$0.30	$0.27
Earnings per share - diluted	$0.38	$0.29	$0.27
There were 800,746, zero, and 631,251 antidilutive shares for the years ended December 31, 2016, 2015 and 2014, respectively.

11. Related Party Transactions
QIA
Securities Purchase Agreement
On August 23, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with QIA, pursuant to which QIA purchased from us 29,610,854 shares (the “Shares”) of our Class A common stock, par value $0.01 per share, at a purchase price of $21.00 per share. The Shares represent a 9.9% fully diluted economic interest in us (inclusive of all outstanding common operating partnership units and long term incentive plan units of Empire State Realty OP, L.P., our operating partnership).
We received approximately $621.8 million in gross proceeds at the closing for the purchase and sale of the Shares (the “Closing”).
Stockholders Agreement
In connection with the sale of the Shares to QIA, we and QIA entered into a stockholders agreement, dated as of August 23, 2016 (the “Stockholders Agreement”), which sets forth certain rights and obligations of us and QIA, relating to QIA’s ownership of our Class A common stock, including the following:
QIA could not transfer any Shares during the six-month period that followed the Closing, and may not transfer more than 50% of the Shares during the period that began six months after the Closing and ends on the one-year anniversary of the Closing.
QIA has agreed to limit its voting power on all matters coming before our stockholders (whether at a meeting or by written consent) to no more than 9.9% of the total number of votes entitled to be cast on such matter. Any shares of Class A common stock held by QIA in excess of such 9.9% threshold will be voted in the same manner and proportion as the votes cast by all other stockholders on such matters. QIA granted our Board of Directors an irrevocable proxy to vote in such manner any shares of Class A common stock it holds in excess of such 9.9%. Further, QIA must vote in favor of the election of each member of any slate of director nominees recommended by our Board of Directors.
For so long as QIA maintains at least a 5.0% fully diluted economic interest in us and remains in material compliance with the terms of the Stockholders Agreement, QIA will have the right (but not the obligation) to purchase, at the time of any new issuance by us of common equity securities, an amount of newly issued Class A common stock which will enable QIA to own 9.9% of the aggregate of such new issuance. These “top up” rights are generally exercisable on a quarterly basis, or sooner if we or the operating partnership issues new equity securities in an issuance in excess of $1.0 million.
For an initial period of five years from the date of the Closing, to the extent QIA remains in material compliance with the terms of the Stockholders Agreement, QIA will have the right of first offer to co-invest with us as a joint venture partner in real estate investment opportunities initiated by us where we have elected, at our discretion, to seek a joint venture partner. The right of first offer period will be extended for a 30-month term if at least one joint venture transaction is consummated by us and QIA during the initial five-year term, and will be extended for a further 30-month term if at least one joint venture transaction is consummated during such initial 30-month extension term.
Subject to certain minimum thresholds and conditions, we will indemnify QIA for certain applicable U.S. federal and state taxes payable by QIA in connection with dividends paid by us on the Shares (and any “top up” shares) that are attributable to capital gains from the sale or exchange of any U.S. real property interests. Our obligation to indemnify QIA will terminate one year following the date on which the sum of the Shares and any “top up” shares then owned by QIA falls below 10% of our outstanding common shares.
Registration Rights Agreement
In connection with the sale of the Shares to QIA, we and QIA entered into a registration rights agreement, dated as of August 23, 2016 (the “Registration Rights Agreement”), which required us, among other things, to file with the SEC within 180 days following the Closing, a resale shelf registration statement providing for the resale of the Shares. We filed the resale shelf registration statement with the SEC on February 2, 2017. In addition, QIA will be entitled to cause us to include in the registration statement such additional “top up” shares of Class A common stock as QIA may acquire from time to time in the future, up to a 9.9% fully diluted economic interest in us. The registration rights are subject to certain conditions and limitations, including restrictions on sales of shares by the holder in connection with certain public offerings and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the Registration Rights Agreement.
Tax Protection Agreement
In 2013, we entered into a tax protection agreement with Anthony E. Malkin and Peter L. Malkin that is intended to protect to a limited extent the Malkin Group and an additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property) against certain tax consequences arising from a transaction involving one of four properties, which we refer to in this section as the protected assets.
First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to one protected asset, First Stamford Place, and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 83 and 80 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
(1)Anthony E. Malkin consents to the sale, exchange, transfer or other disposition; or
(2)our operating partnership delivers to each protected party thereunder a cash payment intended to approximate the tax liability arising from the recognition of the pre-contribution built-in gain resulting from the sale, exchange, transfer or other disposition of such protected asset (with the pre-contribution “built-in gain” being not more than the taxable gain that would have been recognized by such protected party if the protected asset been sold for fair market value in a taxable transaction at the time of the consolidation) plus an additional amount so that, after the payment of all taxes on amounts received pursuant to the agreement (including any tax liability incurred as a result of receiving such payment), the protected party retains an amount equal to such protected party’s total tax liability incurred as a result of the recognition of the pre-contribution built-in gain pursuant to such sale, exchange, transfer or other disposition; or
(3)the disposition does not result in a recognition of any built-in gain by the protected party.
Second, with respect to the Malkin Group, including Anthony E. Malkin and Peter L. Malkin, and one additional third party investor in Metro Center (who was one of the original landowners and was involved in the development of the property), to protect against gain recognition resulting from a reduction in such continuing investor’s share of the operating partnership liabilities, the agreement provides that during the period from October 7, 2013 until such continuing investor owns less than the aggregate number of operating partnership units and shares of common stock equal to 50% of the aggregate number of such units and shares such investor received in the formation transactions, which we refer to in this section as the tax protection period, our operating partnership will (i) refrain from prepaying any amounts outstanding under any indebtedness secured by the protected assets and (ii) use its commercially reasonable efforts to refinance such indebtedness at or prior to maturity at its current principal amount, or, if our operating partnership is unable to refinance such indebtedness at its current principal amount, at the highest principal amount possible. The agreement also provides that, during the tax protection period, our operating partnership will make available to such continuing investors the opportunity (i) to enter into a “bottom dollar” guarantee of their allocable share of $160.0 million of aggregate indebtedness of our operating partnership meeting certain requirements or (ii) in the event our operating partnership has recourse debt outstanding and such a continuing investor agrees, in lieu of guaranteeing debt pursuant to clause (i) above, to enter into a deficit restoration obligation, in each case, in a manner intended to provide an allocation of operating partnership liabilities to the continuing investor. In the event that a continuing investor guarantees debt of our operating partnership, such continuing investor will be responsible, under certain circumstances, for the repayment of the guaranteed amount to the lender in the event that the lender would otherwise recognize a loss on the loan, such as, for example, if property securing the loan was foreclosed and the value was not sufficient to repay a certain amount of the debt. A deficit restoration obligation is a continuing investor’s obligation, under certain circumstances, to contribute a designated amount of capital to our operating partnership upon our operating partnership’s liquidation in the event that the assets of our operating partnership are insufficient to repay our operating partnership liabilities.
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
Indemnification of Our Directors and Officers
We entered into indemnification agreements with each of our directors, executive officers, chairman emeritus and certain other parties, providing for the indemnification by us for certain liabilities and expenses incurred as a result of actions brought, or threatened to be brought, against (i) our directors, executive officers and chairman emeritus and (ii) our executive officers, chairman emeritus and certain other parties who are former members, managers, securityholders, directors, limited partners, general partners, officers or controlling persons of our predecessor in such capacities.
Excluded Properties and Businesses
The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in seven multi-family properties, six net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut), and a parcel that is being developed for residential use. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in two mezzanine and senior equity funds, three industrial funds, and five residential properties, and which we refer to collectively as the excluded businesses. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.
Pursuant to management and/or service agreements with the owners of interests in those excluded properties and services agreements with the five residential property managers and the managers of certain other excluded businesses which historically were managed by affiliates of our predecessor, we are designated as the asset manager (supervisor) and/or property manager of the excluded properties and will provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses. As the manager or service provider, we are paid a management or other fee with respect to those excluded properties and excluded businesses where our predecessor had previously received a management fee on the same terms as the fee paid to our predecessor, and reimbursed for our costs in providing the management and other services to those excluded properties and businesses where our predecessor had not previously received a management fee. Our management of the excluded properties and provision of services to the five residential property managers and the existing managers of the other excluded businesses represent a minimal portion of our overall business. There is no established time period in which we will manage such properties or provide services to the owners of certain of the excluded properties and the five residential property managers and provide services and access to office space to the existing managers of the other excluded businesses; and Peter L. Malkin and Anthony E. Malkin expect to sell certain of these properties or unwind certain of these businesses over time. We are not precluded from acquiring all or certain interests in the excluded properties or businesses. If we were to attempt any such acquisition, we anticipate that Anthony E. Malkin, our Chairman and Chief Executive Officer, will not participate in the negotiation process on our behalf with respect to our potential acquisition of any of these excluded properties or businesses, and the approval of a majority of our independent directors will be required to approve any such acquisition.
Services are and were provided by us to excluded properties and businesses. These transactions are reflected in our consolidated statements of operations as third-party management and other fees.
We earned asset management (supervisory) and service fees from excluded properties and businesses of $1.4 million, $1.8 million and $2.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.
We earned property management fees from excluded properties of $0.4 million, $0.3 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014 respectively.
Other
We were reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support shared with us in our corporate offices, as was done prior to our formation, and we received rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin at one of our properties. Total revenue aggregated $0.2 million, $0.2 million and $0.1 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
During August 2016, such entities moved from the previously shared office and leased spaces to relocate to a new 5,351 square foot leased space at one of our properties, paying rent generally at a market rental rate. Under such new lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We now have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. Total revenue aggregated $0.1 million for the year ended December 31, 2016.

During 2016 and in connection with our office move, Peter L. Malkin purchased miscellaneous furniture and artwork from us at their appraised value of $23,300. Remaining office furniture was disposed.
One of our directors is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants with an annualized rent of $5.7 million and $4.4 million as of December 31, 2016 and 2015, respectively.
12. Income Taxes
TRS Holdings and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(3,632)	$(2,714)	$(3,253)
State and local	(2,055)	(1,502)	(1,792)
Total current	(5,687)	(4,216)	(5,045)
Deferred:
Federal	(291)	169	247
State and local	(168)	98	143
Total deferred	(459)	267	390
Income tax expense	$(6,146)	$(3,949)	$(4,655)
The effective income tax rate is 44.8%, 44.7% and 44.7% for the years ended December 31, 2016, 2015 and 2014, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Federal tax expense at 34% statutory rate	$(4,629)	$(3,003)	$(3,576)
State income taxes, net of federal benefit	(1,517)	(946)	(1,079)
Income tax expense	$(6,146)	$(3,949)	$(4,655)
The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$198	$267	$390
Deferred tax assets at December 31, 2016, 2015 and 2014, respectively, are attributable to the inclusion of deferred revenue on Observatory admission ticket sales not redeemed at year-end in determining income for tax reporting purposes. No valuation allowance has been recorded against the deferred tax asset because the Company believes that the deferred tax asset will, more likely than not, be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

At December 31, 2016, 2015 and 2014, the TRS entities have no amount of unrecognized tax benefits.

For tax years 2016, 2015, 2014 and 2013, the United States federal and state tax returns are open for examination.

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
The following tables provide components of segment profit for each segment for the years ended December 31, 2016, 2015 and 2014, as reviewed by management (amounts in thousands):

	2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$460,653	$—	$—	$460,653
Intercompany rental revenue	75,658	—	(75,658)	—
Tenant expense reimbursement	73,459	—	—	73,459
Observatory revenue	—	124,814	—	124,814
Third-party management and other fees	1,766	—	—	1,766
Other revenue and fees	17,293	15	—	17,308
Total revenues	628,829	124,829	(75,658)	678,000
Operating expenses:
Property operating expenses	153,850	—	—	153,850
Intercompany rent expense	—	75,658	(75,658)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	49,078	—	—	49,078
Observatory expenses	—	29,833	—	29,833
Real estate taxes	96,061	—	—	96,061
Acquisition expenses	98	—	—	98
Depreciation and amortization	154,817	394	—	155,211
Total operating expenses	463,230	105,885	(75,658)	493,457
Total operating income	165,599	18,944	—	184,543
Interest expense	(71,147)	—	—	(71,147)
Income before income taxes	94,452	18,944	—	113,396
Income tax expense	(1,361)	(4,785)	—	(6,146)
Net income	$93,091	$14,159	$—	$107,250
Segment assets	$3,641,844	$249,109	$—	$3,890,953
Expenditures for segment assets	$197,680	$—	$—	$197,680

	2015
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$447,784	$—	$—	$—	$447,784
Intercompany rental revenue	68,255	—	—	(68,255)	—
Tenant expense reimbursement	79,516	—	—	—	79,516
Observatory revenue	—	112,172	—	—	112,172
Construction revenue	—	—	5,696	(3,715)	1,981
Third-party management and other fees	2,133	—	—	—	2,133
Other revenue and fees	14,048	—	—	—	14,048
Total revenues	611,736	112,172	5,696	(71,970)	657,634
Operating expenses:
Property operating expenses	158,638	—	—	—	158,638
Intercompany rent expense	—	68,255	—	(68,255)	—
Ground rent expense	9,326	—	—	—	9,326
General and administrative expenses	38,073	—	—	—	38,073
Observatory expenses	—	32,174	—	—	32,174
Construction expenses	—	—	6,539	(3,317)	3,222
Real estate taxes	93,165	—	—	—	93,165
Acquisition expenses	193	—	—	—	193
Depreciation and amortization	171,035	338	101	—	171,474
Total operating expenses	470,430	100,767	6,640	(71,572)	506,265
Total operating income (loss)	141,306	11,405	(944)	(398)	151,369
Interest expense	(67,492)	—	—	—	(67,492)
Income (loss) before income taxes	73,814	11,405	(944)	(398)	83,877
Income tax (expense) benefit	(1,498)	(2,791)	340	—	(3,949)
Net income (loss)	$72,316	$8,614	$(604)	$(398)	$79,928
Segment assets	$3,058,250	$241,511	$889	$—	$3,300,650
Expenditures for segment assets	$156,543	$211	$—	$—	$156,754

	2014
	Real Estate	Observatory	Other	Intersegment Elimination	Total
Revenues:
Rental revenue	$400,825	$—	$—	$—	$400,825
Intercompany rental revenue	69,293	—	—	(69,293)	—
Tenant expense reimbursement	67,651	—	—	—	67,651
Observatory revenue	—	111,541	—	—	111,541
Construction revenue	—	—	44,989	(6,341)	38,648
Third-party management and other fees	2,376	—	—	—	2,376
Other revenue and fees	13,280	982	23	—	14,285
Total revenues	553,425	112,523	45,012	(75,634)	635,326
Operating expenses:
Property operating expenses	148,676	—	—	—	148,676
Intercompany rent expense	—	69,293	—	(69,293)	—
Ground rent expense	5,339	—	—	—	5,339
General and administrative expenses	39,037	—	—	—	39,037
Observatory expenses	—	31,413	—	—	31,413
Construction expenses	—	—	44,185	(5,589)	38,596
Real estate taxes	82,131	—	—	—	82,131
Acquisition expenses	3,382	—	—	—	3,382
Depreciation and amortization	145,121	295	15	—	145,431
Total operating expenses	423,686	101,001	44,200	(74,882)	494,005
Total operating income (loss)	129,739	11,522	812	(752)	141,321
Interest expense	(66,456)	—	—	—	(66,456)
Income (loss) before income taxes	63,283	11,522	812	(752)	74,865
Income tax expense	(1,437)	(2,876)	(342)	—	(4,655)
Net income (loss)	$61,846	$8,646	$470	$(752)	$70,210
Segment assets	$3,023,089	$252,376	$8,032	$—	$3,283,497
Expenditures for segment assets	$497,645	$99	$—	$—	$497,744

14. Summary of Quarterly Financial Information (unaudited)

The quarterly results of operations of our company for the years ended December 31, 2016, 2015 and 2014 are as follows (amounts in thousands):

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$157,074	$165,815	$175,848	$179,263
Operating income	$34,114	$44,192	$53,586	$52,651
Net income	$16,705	$24,640	$32,897	$33,008
Net income attributable to common stockholders	$7,428	$11,089	$15,973	$16,966
Net income per share attributable to common stockholders:
Basic and diluted	$0.06	$0.09	$0.12	$0.11

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$151,882	$164,773	$175,779	$165,200
Operating income	$23,757	$45,039	$45,343	$37,230
Net income	$7,888	$26,585	$26,085	$19,370
Net income attributable to common stockholders	$3,138	$11,120	$11,220	$8,252
Net income per share attributable to common stockholders:
Basic and diluted	$0.03	$0.10	$0.10	$0.07

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$140,306	$155,168	$169,441	$170,411
Operating income	$24,088	$42,539	$43,412	$31,282
Net income	$11,231	$25,281	$22,734	$10,964
Net income attributable to common stockholders	$4,369	$9,834	$8,322	$4,142
Net income per share attributable to common stockholders:
Basic and diluted	$0.05	$0.10	$0.09	$0.04

15. Subsequent Events
On February 17, 2017, our Board of Directors declared a dividend of $0.105 per share for the first quarter 2017, payable to holders of our Class A common stock and Class B common stock and to holders of Empire State Realty OP, L.P.'s Series ES, Series 250 and Series 60 OP Units (NYSE Arca: ESBA, FISK and OGCP, respectively) and Series PR OP Units. The dividend will be payable in cash on March 31, 2017 to securityholders of record at the close of business on March 15, 2017.

Empire State Realty Trust, Inc.
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$3,037	$908	$(222)	$3,723
Year ended December 31, 2015
Allowance for doubtful accounts	$1,847	$1,298	$(108)	$3,037
Year ended December 31, 2014
Allowance for doubtful accounts	$715	$2,006	$(874)	$1,847

Empire State Realty Trust, Inc.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/16
Development	Type	Encumbrances	Land	Building & Improvements	Improvements	Carrying Costs	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
111 West 33rd Street, New York, NY	office / retail	$87,656	$13,630	$244,461	$46,954	n/a	$13,630	$291,415	$305,045	$(20,781)	1954	2014	various
1400 Broadway, New York, NY	office / retail	79,237	—	96,338	19,908	—	—	116,246	116,246	(19,003)	1930	2014	various
1333 Broadway, New York, NY	office / retail	69,520	91,435	120,190	4,965	n/a	91,435	125,155	216,590	(14,064)	1915	2013	various
1350 Broadway, New York, NY	office / retail	38,842	—	102,518	18,986	—	—	121,504	121,504	(14,154)	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	—	2,117	5,041	95,233	n/a	2,117	100,274	102,391	(27,130)	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	89,650	n/a	1,100	92,250	93,350	(36,636)	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	52,461	n/a	1,233	54,270	55,503	(21,296)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	691,784	n/a	21,551	730,718	752,269	(137,791)	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	201,322	n/a	7,222	218,830	226,052	(87,075)	1930	1954	various
First Stamford Place, Stamford, CT	office	234,953	22,952	122,739	46,409	n/a	24,862	167,238	192,100	(70,988)	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	95,574	5,313	28,602	13,069	n/a	5,313	41,671	46,984	(27,860)	1987	1984	various
383 Main Avenue, Norwalk, CT	office	28,639	2,262	12,820	15,281	n/a	2,262	28,101	30,363	(10,776)	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	18,784	n/a	4,571	44,699	49,270	(20,129)	1987	1999	various
10 Bank Street, White Plains, NY	office	31,531	5,612	31,803	14,665	n/a	5,612	46,468	52,080	(19,174)	1989	1999	various
10 Union Square, New York, NY	retail	48,824	5,003	12,866	1,661	n/a	5,003	14,527	19,530	(6,954)	1987	1996	various
1542 Third Avenue, New York, NY	retail	17,784	2,239	15,266	391	n/a	2,239	15,657	17,896	(6,925)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	26,456	4,462	15,817	774	n/a	4,462	16,591	21,053	(7,740)	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	918	n/a	2,782	16,684	19,466	(6,165)	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	158	n/a	1,260	7,184	8,444	(1,905)	1900	2006	various
Property for development at the Transportation Hub in Stamford CT	land	—	4,542	—	7,951	—	12,493	—	12,493	—	n/a	n/a	n/a
Totals		$759,016	$199,287	$918,018	$1,341,324	$—	$209,147	$2,249,482	$2,458,629	$(556,546)

Empire State Realty Trust, Inc.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$2,276,330	$2,139,863	$1,649,423
Acquisition of new properties	—	—	354,429
Improvements	197,680	156,754	143,315
Disposals	(15,381)	(20,287)	(7,304)
Balance, end of year	$2,458,629	$2,276,330	$2,139,863
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2016 was $2,117,615.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$465,584	$377,552	$295,351
Depreciation expense	106,343	108,319	89,505
Disposals	(15,381)	(20,287)	(7,304)
Balance, end of year	$556,546	$465,584	$377,552
Depreciation of investment properties reflected in the combined statements of operations is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years or useful life
Tenant improvements	Term of related lease