Form 10-Q
period 2017-06-30
Empire State Realty Trust, Inc.
filed 2017-08-03
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	157,632,894
Class B Common Stock, par value $0.01 per share	1,078,448
(Class)	(Outstanding on July 31, 2017)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,978	7,951
Building and improvements	2,347,435	2,249,482
	2,556,609	2,458,629
Less: accumulated depreciation	(605,481)	(556,546)
Commercial real estate properties, net	1,951,128	1,902,083
Cash and cash equivalents	440,958	554,371
Restricted cash	68,011	61,514
Tenant and other receivables, net of allowance of $2,901 and $3,333 in 2017 and 2016, respectively	23,995	22,542
Deferred rent receivables, net of allowance of $521 and $390 in 2017 and 2016, respectively	165,470	152,074
Prepaid expenses and other assets	54,624	53,749
Deferred costs, net	263,392	277,081
Acquired below-market ground leases, net	372,144	376,060
Goodwill	491,479	491,479
Total assets	$3,831,201	$3,890,953
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$724,312	$759,016
Senior unsecured notes, net	592,073	590,388
Unsecured term loan facility, net	263,114	262,927
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	136,617	134,064
Acquired below-market leases, net	74,083	82,300
Deferred revenue and other liabilities	27,380	32,212
Tenants’ security deposits	49,669	47,183
Total liabilities	1,867,248	1,908,090
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 157,493,025 shares issued and outstanding and 154,744,740 shares issued and outstanding in 2017 and 2016, respectively	1,574	1,547
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,080,475 and 1,095,737 shares issued and outstanding in 2017 and 2016, respectively	11	11
Additional paid-in capital	1,113,891	1,104,463
Accumulated other comprehensive loss	(9,695)	(2,789)
Retained earnings	44,355	50,904
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,150,136	1,154,136
Non-controlling interests in operating partnership	805,813	820,723
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2017 and 2016	8,004	8,004
Total equity	1,963,953	1,982,863
Total liabilities and equity	$3,831,201	$3,890,953

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenue	$120,844	$112,613	$237,957	$227,521
Tenant expense reimbursement	17,569	19,054	33,543	37,174
Observatory revenue	33,966	31,838	54,906	53,019
Third-party management and other fees	392	423	743	968
Other revenue and fees	4,353	1,887	14,929	4,207
Total revenues	177,124	165,815	342,078	322,889
Operating expenses:
Property operating expenses	38,529	37,386	80,739	76,490
Ground rent expenses	2,332	2,330	4,663	4,663
General and administrative expenses	12,579	12,907	23,667	23,825
Observatory expenses	7,176	6,895	14,431	14,650
Real estate taxes	24,542	23,557	49,100	47,082
Acquisition expenses	—	—	—	98
Depreciation and amortization	40,532	38,548	81,378	77,775
Total operating expenses	125,690	121,623	253,978	244,583
Total operating income	51,434	44,192	88,100	78,306
Other expense:
Interest expense	(17,477)	(17,420)	(35,219)	(35,371)
Loss from derivative financial instruments	(42)	—	(289)	—
Income before income taxes	33,915	26,772	52,592	42,935
Income tax expense	(2,556)	(2,132)	(2,088)	(1,590)
Net income	31,359	24,640	50,504	41,345
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Net income attributable to non-controlling interests	(14,541)	(13,317)	(23,467)	(22,360)
Net income attributable to common stockholders	$16,584	$11,089	$26,569	$18,517

Total weighted average shares:
Basic	157,921	122,502	157,265	121,640
Diluted	298,398	266,167	298,180	267,121

Earnings per share attributable to common stockholders:
Basic	$0.10	$0.09	$0.17	$0.15
Diluted	$0.10	$0.09	$0.17	$0.15

Dividends per share	$0.105	$0.105	$0.21	$0.19

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$31,359	$24,640	$50,504	$41,345
Other comprehensive income (loss):
Change in unrealized gain (loss) on valuation of interest rate swap agreements	(14,367)	(10,864)	(12,973)	(30,235)
Other comprehensive income (loss)	(14,367)	(10,864)	(12,973)	(30,235)
Comprehensive income (loss)	16,992	13,776	37,531	11,110
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(14,775)	(13,551)	(23,935)	(22,828)
Other comprehensive (income) loss attributable to non-controlling interests	6,742	5,900	6,084	16,540
Comprehensive income (loss) attributable to common stockholders	$8,959	$6,125	$19,680	$4,822

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2017
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2016	154,745	$1,547	1,096	$11	$1,104,463	$(2,789)	$50,904	$1,154,136	$820,723	$8,004	$1,982,863
Conversion of operating partnership units and Class B shares to Class A shares	2,719	27	(15)	—	9,134	(17)	—	9,144	(9,144)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	6,673	—	6,673
Restricted stock, net of forfeitures	29	—	—	—	294	—	—	294	—	—	294
Dividends and distributions	—	—	—	—	—	—	(33,118)	(33,118)	(29,822)	(468)	(63,408)
Net income	—	—	—	—	—	—	26,569	26,569	23,467	468	50,504
Unrealized gain (loss) on valuation of interest rate swap agreements	—	—	—	—	—	(6,889)	—	(6,889)	(6,084)	—	(12,973)
Balance at June 30, 2017	157,493	$1,574	1,081	$11	$1,113,891	$(9,695)	$44,355	$1,150,136	$805,813	$8,004	$1,963,953

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$50,504	$41,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,378	77,775
Amortization of deferred financing costs and debt premiums and discount	487	293
Amortization of acquired above- and below-market leases, net	(2,548)	(5,075)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(13,396)	(11,876)
Equity based compensation	6,967	4,646
Unrealized loss from derivative financial instruments	(6,003)	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	(2,423)	337
Tenant and other receivables	(1,452)	4,261
Deferred leasing costs	(12,766)	(10,528)
Prepaid expenses and other assets	(1,489)	2,566
Accounts payable and accrued expenses	(10,909)	(7,239)
Deferred revenue and other liabilities	(4,832)	(8,369)
Net cash provided by operating activities	87,434	92,052
Cash Flows From Investing Activities
Decrease (increase) in restricted cash for investing activities	(1,587)	5,077
Development costs	(27)	(450)
Additions to building and improvements	(103,614)	(78,656)
Net cash used in investing activities	(105,228)	(74,029)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	315,000	50,000
Repayment of mortgage notes payable	(342,703)	(26,215)
Proceeds from unsecured revolving credit facility	—	40,000
Repayments of unsecured revolving credit facility	—	(40,000)
Deferred financing costs	(4,508)	(1,366)
Private perpetual preferred unit distributions	(468)	(468)
Dividends paid to common stockholders	(33,118)	(23,253)
Distributions paid to non-controlling interests in the operating partnership	(29,822)	(27,952)
Net cash used in financing activities	(95,619)	(29,254)
Net decrease in cash and cash equivalents	(113,413)	(11,231)
Cash and cash equivalents—beginning of period	554,371	46,685
Cash and cash equivalents—end of period	$440,958	$35,454

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,751	$34,034
Cash paid for income taxes	$3,014	$2,058

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$72,363	$59,504
Derivative instruments at fair values included in accounts payable and accrued expenses	11,947	30,235
Conversion of operating partnership units and Class B shares to Class A shares	9,134	15,201

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
As of June 30, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 495,310 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of June 30, 2017, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2017, we owned approximately 52.8% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. The Operating Partnership is a variable interest entity of our company, Empire State Realty Trust, Inc.  As the Operating Partnership is already consolidated in the financial statements of Empire State Realty Trust, Inc., the identification of this entity as a variable interest entity has no impact on our consolidated financial statements.
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

During January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which contain amendments to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU No. 2017-01 provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Real estate acquisitions that do not meet the definition of a business will be accounted for as asset acquisitions and the corresponding acquisition costs will be capitalized rather than expensed. These amendments narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606, Revenue from Contracts with Customers. ASU No. 2017-01 will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. We believe that future acquisitions of real estate properties will be considered asset acquisitions.
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
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of June 30, 2017, the remaining contractual payments under our ground lease agreements aggregated $62.0 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our internal leasing costs and instead will expense these costs as incurred. These costs totaled $2.3 million for the year ended December 31, 2016. We continue to evaluate the impact of adopting this new accounting standard on our consolidated financial statements.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Leasing costs	$147,910	$140,325
Acquired in-place lease value and deferred leasing costs	245,164	253,113
Acquired above-market leases	70,733	74,770
	463,807	468,208
Less: accumulated amortization	(203,827)	(195,617)
Total deferred costs, net, excluding net deferred financing costs	$259,980	$272,591
At June 30, 2017 and December 31, 2016, $3.4 million and $4.5 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.9 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively, and $12.1 million and $11.5 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense related to acquired lease intangibles was $4.6 million and $7.0 million for the three months ended June 30, 2017 and 2016, respectively, and $9.0 million and $14.7 million for the six months ended June 30, 2017 and 2016, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(24,772)	(20,856)
Acquired below-market ground leases, net	$372,144	$376,060

	June 30, 2017	December 31, 2016
Acquired below-market leases	$(133,170)	$(135,026)
Less: accumulated amortization	59,087	52,726
Acquired below-market leases, net	$(74,083)	$(82,300)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.1 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $5.1 million for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	Principal Balance		As of June 30, 2017
	June 30, 2017	December 31, 2016	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
1333 Broadway	$67,138	$67,656	6.32%	3.74%	1/5/2018
1400 Broadway
(first lien mortgage loan)	67,181	67,714	6.12%	3.37%	2/5/2018
(second lien mortgage loan)	9,281	9,389	3.35%	3.35%	2/5/2018
111 West 33rd Street
(first lien mortgage loan)	74,662	75,261	6.01%	3.31%	4/5/2018
(second lien mortgage loan)	9,440	9,509	6.56%	3.62%	4/5/2018
1350 Broadway	37,458	37,764	5.87%	3.71%	4/5/2018
Metro Center	94,976	95,985	3.59%	3.65%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	17,795	4.29%	4.68%	5/1/2027
First Stamford Place(3)	180,000	235,067	4.28%	4.81%	7/1/2027
1010 Third Avenue and 77 West 55th Street	40,000	26,502	4.01%	4.50%	1/5/2028
10 Bank Street	35,000	31,544	4.23%	4.50%	6/1/2032
383 Main Avenue	30,000	28,654	4.44%	4.88%	6/30/2032
Total mortgage debt	725,136	752,840
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:(6)
Series A	100,000	100,000	3.93%	3.98%	3/27/2025
Series B	125,000	125,000	4.09%	4.14%	3/27/2027
Series C	125,000	125,000	4.18%	4.23%	3/27/2030
Unsecured revolving credit facility(6)	—	—	(4)	(4)	1/23/2019
Unsecured term loan facility(6)	265,000	265,000	(5)	(5)	8/24/2022
Total principal	1,590,136	1,617,840
Unamortized premiums, net of unamortized discount	(1,232)	905
Deferred financing costs, net	(9,405)	(6,414)
Total	$1,579,499	$1,612,331
______________

(1)	The effective rate is the yield as of June 30, 2017, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest of 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At June 30, 2017, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.15%. The rate at June 30, 2017 was 2.37%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.60%. The rate at June 30, 2017 was 2.82%. Pursuant to a forward interest rate swap agreement, the LIBOR rate is fixed at 2.1485% for the period beginning on August 31, 2017 through maturity.

(6)	At June 30, 2017, we were in compliance with all debt covenants.

Mortgage Debt
During April 2017, we refinanced a mortgage loan collateralized by 1542 Third Avenue. The new $30.0 million loan bears interest at a fixed rate of 4.29% and matures in May 2027.

During May 2017, we refinanced a mortgage loan collateralized by 10 Bank Street. The new $35.0 million loan bears interest at a fixed rate of 4.23% and matures in June 2032.
During June 2017, we refinanced a mortgage loan collateralized by First Stamford Place. The new $180.0 million loans bear a blended interest rate of 4.28% and mature in July 2027. One mortgage loan is for $164.0 million and bears an interest rate of 4.09%. The second loan is for $16.0 million and bears an interest rate of 6.25%.
During June 2017, we refinanced a mortgage loan collateralized by 1010 Third Avenue and 77 West 55th Street. The new $40.0 million loan bears interest at a fixed rate of 4.01% and matures in January 2028.
During June 2017, we refinanced a mortgage loan collateralized by 383 Main Avenue. The new $30.0 million loan bears interest at a fixed rate of 4.44% and matures in June 2032.
Principal Payments
Aggregate required principal payments at June 30, 2017 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2017	$3,898	$—	$3,898
2018	4,417	262,210	266,627
2019	3,790	250,000	253,790
2020	3,938	—	3,938
2021	4,090	—	4,090
Thereafter	43,310	1,014,483	1,057,793
Total	$63,443	$1,526,693	$1,590,136

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Financing costs	$17,803	$23,145
Less: accumulated amortization	(4,986)	(12,241)
Total deferred financing costs, net	$12,817	$10,904
At June 30, 2017 and December 31, 2016, $3.4 million and $4.5 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.3 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.6 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively, and was included in interest expense.
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

Exchangeable Senior Notes

Issued in August 2014, the $250.0 million 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) are due August 15, 2019. The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. As of June 30, 2017, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.6590 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.36 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three and six months ended June 30, 2017, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.5 million and $4.9 million, respectively, consisting of (i) the contractual interest expense of $1.7 million and $3.3 million, respectively, (ii) the additional non-cash interest expense of $0.6 million and $1.3 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2016, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.5 million and $4.9 million, respectively, consisting of (i) the contractual interest expense of $1.7 million and $3.3 million, respectively, (ii) the additional non-cash interest expense of $0.6 million and $1.3 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million and $0.3 million, respectively.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$100,878	$102,866
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	11,947	5,591
Accrued interest payable	4,903	6,230
Due to affiliated companies	522	1,010
Accounts payable and accrued expenses	$136,617	$134,064
___________

(1)	Reflects a payable to the estate of Leona M. Helmsley for New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax.
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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12.0 million. If we had breached any of these provisions at June 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $12.0 million.

As of June 30, 2017, we had interest rate LIBOR swaps with an aggregate notional value of $790.0 million. The notional value does not represent exposure to credit, interest rate or market risks. As of June 30, 2017, the fair value of these derivative instruments amounted to ($11.9 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2016, the fair value of these derivative instruments amounted to $0.6 million which is included in prepaid expenses and other assets and ($5.6 million) which was included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of June 30, 2017 and 2016, these cash flow hedges are deemed effective and a net unrealized loss of $(14.4) million and $(10.9) million for the three months ended June 30, 2017 and 2016, respectively, and a net unrealized loss of $(13.0) million and $(30.2) million for the six months ended June 30, 2017 and 2016, respectively, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $2.5 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months relating to the interest rate swap contracts in effect as of June 30, 2017.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	As of June 30, 2017					June 30, 2017		December 31, 2016
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(3,338)	$—	$(1,634)
Interest rate swap (1)	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	—	—	(684)
Interest rate swap (1) (2)	80,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	—	—	(685)
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	(1,207)	224	—
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	(1,207)	223	—
Interest rate swap	75,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	(905)	167	—
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(2,387)	—	(1,295)
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(2,386)	—	(1,293)
Interest rate swap	100,000	3 Month LIBOR	2.4625%	June 1, 2018	June 1, 2028	—	(517)	—	—
						$—	$(11,947)	$614	$(5,591)

(1)
During June 2017, these swaps aggregating $180.0 million were terminated in connection with the refinancing of several of our mortgage debt (see Note 4 Debt). As of June 30, 2017, the deferred net losses from these terminated hedges amounted to $6.0 million which is included in accumulated other comprehensive loss relating to net unrealized loss from derivative financial instruments.

(2)
During March 2017, $20.0 million of an original notional amount of $100.0 million was terminated. In connection with the partial termination and re-designation of the related cash flow hedges, $0.3 million is recognized as a loss from derivative financial instruments and included in Other Expense on the condensed consolidated statement of income for the six months ended June 30, 2017. There was no loss from derivative financial instruments for the three and six months ended June 30, 2016.

The table below shows the effect of our derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Amount of gain (loss) recognized in other comprehensive income (loss) - effective portion	$(14,367)	$(10,864)	$(12,973)	$(30,235)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense - effective portion	(43)	—	(43)	—
Amount of gain (loss) recognized in other expense - ineffective portion	(42)	—	(289)	—
Fair Valuation
The estimated fair values at June 30, 2017 and December 31, 2016 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	11,947	11,947	—	11,947	—
Mortgage notes payable	724,312	712,213	—	—	712,213
Senior unsecured notes - Exchangeable	243,106	282,878	—	282,878	—
Senior unsecured notes - Series A, B, and C	348,967	345,258	—	—	345,258
Unsecured term loan facility	263,114	265,000	—	—	265,000

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$614	$614	$—	$614	$—
Interest rate swaps included in accounts payable and accrued expenses	5,591	5,591	—	5,591	—
Mortgage notes payable	759,016	755,640	—	—	755,640
Senior unsecured notes - Exchangeable	241,474	282,435	—	282,435	—
Senior unsecured notes - Series A, B, and C	348,914	339,274	—	—	339,274
Unsecured term loan facility	262,927	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of June 30, 2017, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, on or about October 14, 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company, (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions. These investors had opted out of a prior class action brought regarding the Offering and formation transactions that was settled with court approval. The statement of claim in the arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they planned to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. The arbitration hearings commenced in May 2016 and have proceeded for a select number of hearing sessions since that time. Additional hearing sessions are scheduled to resume in November 2017.

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
Unfunded Capital Expenditures
At June 30, 2017, we estimate that we will incur approximately $52.5 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at June 30, 2017 were as follows (amounts in thousands):

2017	$759
2018	1,518
2019	1,518
2020	1,518
2021	1,518
Thereafter	55,212
$62,043

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, tenant and other receivables and deferred rent receivables. At June 30, 2017, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2017, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of June 30, 2017, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.

9. Equity
During 2016, Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar (“QIA”) purchased 29,610,854 newly issued Class A common shares at $21.00 per share, equivalent to a 9.9% economic interest in us on a fully diluted basis (representing a 19.4% ownership of Class A common shares). However, QIA can only vote shares equivalent to 9.9% of all voting securities, with the balance of their shares to be voted by us in accord with the votes of all other voting securities. We received approximately $621.8 million in gross proceeds from the sale. QIA has a top-up right to acquire a pro rata number of additional shares from us in the future should we issue new shares to third parties.

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

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income attributable to common stockholders	$16,584	$11,089	$26,569	$18,517
Increase in additional paid-in capital for the conversion of OP Units into common stock	1,323	8,343	9,134	15,201
Change from net income attributable to common stockholders and transfers from non-controlling interests	$17,907	$19,432	$35,703	$33,718
As of June 30, 2017, there were 300,417,839 OP Units outstanding, of which 158,573,500, or 52.8%, were owned by us and 141,844,339, or 47.2%, were owned by other partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $16.6 million and $33.1 million for the three and six months ended June 30, 2017, respectively, and $13.0 million and $23.3 million for the three and six months ended June 30, 2016, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $14.9 million and $29.8 million for the three and six months ended June 30, 2017, respectively, and $15.4 million and $28.0 million for the three and six months ended June 30, 2016, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of June 30, 2017, 7.0 million shares of common stock remain available for future issuance.
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
In May 2017, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 50,408 LTIP units that are subject to time-based vesting with fair market values of $1.0 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
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
LTIP units and restricted stock issued during the six months ended June 30, 2017 and 2016 were valued at $19.4 million and $18.4 million, respectively. The weighted-average per unit or share fair value was $13.77 and $9.60 for grants issued in 2017 and 2016, respectively. The per unit or share granted in 2017 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.05%, a risk-free interest rate of 1.55%, and an expected price volatility of 20.0%. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2017.
The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2017:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2016	107,793	2,881,629	$10.01
Vested	(17,552)	(307,500)	13.66
Granted	34,407	1,372,574	13.77
Forfeited or unearned	(1,531)	(77,227)	5.27
Unvested balance at June 30, 2017	123,117	3,869,476	$11.13
The LTIP unit and restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.2 million and $0.8 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively. Unrecognized compensation expense was $1.1 million at June 30, 2017, which will be recognized over a weighted average period of 2.5 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.6 million and $6.2 million for the three and six months ended June 30, 2017, respectively, and $2.5 million and $4.2 million for the three and six months ended June 30, 2016, respectively. Unrecognized compensation expense was $30.2 million at June 30, 2017, which will be recognized over a weighted average period of 2.7 years.

Earnings Per Share
Earnings per share for the three and six months ended June 30, 2017 and 2016 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,		Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator - Basic:
Net income	$31,359	$24,640	$50,504	$41,345
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Net income attributable to non-controlling interests	(14,541)	(13,317)	(23,467)	(22,360)
Earnings allocated to unvested shares	(10)	(10)	(17)	(18)
Net income attributable to common stockholders - basic	$16,574	$11,079	$26,552	$18,499

Numerator - Diluted:
Net income	$31,359	$24,640	$50,504	$41,345
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Earnings allocated to unvested shares	(10)	(215)	(17)	(387)
Net income attributable to common stockholders - diluted	$31,115	$24,191	$50,019	$40,490

Denominator:
Weighted average shares outstanding - basic	157,921	122,502	157,265	121,640
Operating partnership units	138,467	143,665	139,123	144,511
Effect of dilutive securities:
Stock-based compensation plans	973	—	874	970
Exchangeable senior notes	1,037	—	918	—
Weighted average shares outstanding - diluted	298,398	266,167	298,180	267,121

Earnings per share:
Basic	$0.10	$0.09	$0.17	$0.15
Diluted	$0.10	$0.09	$0.17	$0.15
There were 909,591 and 766,078 antidilutive shares and LTIP units for the three and six months ended June 30, 2017, respectively, and 1,069,803 antidilutive shares and LTIP units and no antidilutive shares and LTIP units for the three and six months ended June 30, 2016, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. These fees are included within third-party management and other fees.

Other
We were reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we received rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin, at one of our properties aggregating $0.05 million and $0.1 million for the three and six months ended June 30, 2016, respectively.
During August 2016, such entities moved from the previously shared office and leased spaces to relocate to a new 5,351 square foot leased space at one of our properties, paying rent generally at a market rental rate. Under such new lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We now have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. We also have agreements with these entities to provide them with general computer-related support. Total revenue aggregated $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $5.7 million and $5.7 million as of June 30, 2017 and 2016, respectively.
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

The following tables provide components of segment profit for each segment for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$120,844	$—	$—	$120,844
Intercompany rental revenue	20,675	—	(20,675)	—
Tenant expense reimbursement	17,569	—	—	17,569
Observatory revenue	—	33,966	—	33,966
Third-party management and other fees	392	—	—	392
Other revenue and fees	4,353	—	—	4,353
Total revenues	163,833	33,966	(20,675)	177,124
Operating expenses:
Property operating expenses	38,529	—	—	38,529
Intercompany rent expense	—	20,675	(20,675)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	12,579	—	—	12,579
Observatory expenses	—	7,176	—	7,176
Real estate taxes	24,542	—	—	24,542
Depreciation and amortization	40,458	74	—	40,532
Total operating expenses	118,440	27,925	(20,675)	125,690
Total operating income	45,393	6,041	—	51,434
Other expense:
Interest expense	(17,477)	—	—	(17,477)
Loss from derivative financial instruments	(42)	—	—	(42)
Income before income taxes	27,874	6,041	—	33,915
Income tax expense	(413)	(2,143)	—	(2,556)
Net income	$27,461	$3,898	$—	$31,359
Segment assets	$3,579,873	$251,328	$—	$3,831,201
Expenditures for segment assets	$54,474	$6,850	$—	$61,324

	Three Months Ended June 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$112,613	$—	$—	$112,613
Intercompany rental revenue	18,488	—	(18,488)	—
Tenant expense reimbursement	19,054	—	—	19,054
Observatory revenue	—	31,838	—	31,838
Third-party management and other fees	423	—	—	423
Other revenue and fees	1,882	5	—	1,887
Total revenues	152,460	31,843	(18,488)	165,815
Operating expenses:
Property operating expenses	37,386	—	—	37,386
Intercompany rent expense	—	18,488	(18,488)	—
Ground rent expense	2,330	—	—	2,330
General and administrative expenses	12,907	—	—	12,907
Observatory expenses	—	6,895	—	6,895
Real estate taxes	23,557	—	—	23,557
Acquisition expenses	—	—	—	—
Depreciation and amortization	38,451	97	—	38,548
Total operating expenses	114,631	25,480	(18,488)	121,623
Total operating income	37,829	6,363	—	44,192
Interest expense	(17,420)	—	—	(17,420)
Income before income taxes	20,409	6,363	—	26,772
Income tax expense	(281)	(1,851)	—	(2,132)
Net income	$20,128	$4,512	$—	$24,640
Segment assets	$3,056,928	$244,726	$—	$3,301,654
Expenditures for segment assets	$63,766	$47	$—	$63,813

	Six Months Ended June 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$237,957	$—	$—	$237,957
Intercompany rental revenue	34,053	—	(34,053)	—
Tenant expense reimbursement	33,543	—	—	33,543
Observatory revenue	—	54,906	—	54,906
Third-party management and other fees	743	—	—	743
Other revenue and fees	14,929	—	—	14,929
Total revenues	321,225	54,906	(34,053)	342,078
Operating expenses:
Property operating expenses	80,739	—	—	80,739
Intercompany rent expense	—	34,053	(34,053)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	23,667	—	—	23,667
Observatory expenses	—	14,431	—	14,431
Real estate taxes	49,100	—	—	49,100
Acquisition expenses	—	—	—	—
Depreciation and amortization	81,291	87	—	81,378
Total operating expenses	239,460	48,571	(34,053)	253,978
Total operating income	81,765	6,335	—	88,100
Interest expense	(35,219)	—	—	(35,219)
Loss from derivative financial instruments	(289)	—	—	(289)
Income before income taxes	46,257	6,335	—	52,592
Income tax expense	(696)	(1,392)	—	(2,088)
Net income	$45,561	$4,943	$—	$50,504
Expenditures for segment assets	$102,534	$6,850	$—	$109,384

	Six Months Ended June 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$227,521	$—	$—	$227,521
Intercompany rental revenue	32,206	—	(32,206)	—
Tenant expense reimbursement	37,174	—	—	37,174
Observatory revenue	—	53,019	—	53,019
Third-party management and other fees	968	—	—	968
Other revenue and fees	4,202	5	—	4,207
Total revenues	302,071	53,024	(32,206)	322,889
Operating expenses:
Property operating expenses	76,490	—	—	76,490
Intercompany rent expense	—	32,206	(32,206)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	23,825	—	—	23,825
Observatory expenses	—	14,650	—	14,650
Real estate taxes	47,082	—	—	47,082
Acquisition expenses	98	—	—	98
Depreciation and amortization	77,581	194	—	77,775
Total operating expenses	229,739	47,050	(32,206)	244,583
Total operating income	72,332	5,974	—	78,306
Interest expense	(35,371)	—	—	(35,371)
Income before income taxes	36,961	5,974	—	42,935
Income tax expense	(686)	(904)	—	(1,590)
Net income	$36,275	$5,070	$—	$41,345
Expenditures for segment assets	$87,224	$47	$—	$87,271
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	resolution of legal proceedings involving the company;

•	reduced demand for office or retail space;

•	fluctuations in attendance at the observatory;

•	new office or observatory development in our market;

•	general volatility of the capital and credit markets and the market price of our Class A common stock and our publicly-traded OP Units;

•	changes in our business strategy;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	fluctuations in interest rates;

•	increased operating costs;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing, including our unsecured revolving credit facility;

•	our leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure to redevelop and reposition properties, or to execute any newly planned capital project, successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development (including our Metro Tower development site) and capital projects, including the cost of construction delays and cost overruns;

•	inability to manage our properties and our growth effectively;

•	inability to make distributions to our securityholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	a future terrorist event in the U.S.;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	lack, or insufficient amounts, of insurance;

•	misunderstanding of our competition;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	inability to comply with the laws, rules and regulations applicable to similar companies;

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
Highlights for the three months ended June 30, 2017 included:

•	Achieved net income attributable to the Company of $16.6 million and Core Funds From Operations of $73.2 million.

•	Occupancy and leased percentages at June 30, 2017:

•	Total portfolio was 89.2% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.3% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 88.3% occupied; including SLNC, the Manhattan office portfolio was 90.7% leased.

•	Retail portfolio was 95.9% occupied; including SLNC, the retail portfolio was 96.0% leased.

•	Empire State Building was 92.1% occupied; including SLNC, was 92.4% leased.

•
Signed 51 leases, representing 329,866 rentable square feet across the total portfolio, achieving a portfolio-wide 31.0% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 26 new leases representing 208,594 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 49.9% in mark-to-market rent over previous fully escalated rents.

•	The Empire State Building Observatory revenue for the second quarter 2017 grew 6.9% to $34.0 million from $31.8 million in the second quarter 2016.

•	Declared a dividend in the amount of $0.105 per share.
As of June 30, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 495,310 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation.

Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of June 30, 2017, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,452 rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Six months ended June 30,
	2017		2016
Office leases	$62,083	42.7%	$58,254	40.2%
Retail leases	3,701	2.5%	5,282	3.7%
Tenant reimbursements & other income	10,773	7.4%	13,563	9.4%
Observatory operations	54,906	37.7%	53,019	36.6%
Broadcasting licenses and leases	14,064	9.7%	14,651	10.1%
Total	$145,527	100.0%	$144,769	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through June 30, 2017, we have invested a total of approximately $773.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve the experience for office tenants and their visitors and Observatory visitors, and increase the value of our 34th Street retail space. In the first phase, we will relocate the present Observatory entrance, now located on Fifth Avenue, to a new, larger, designated entrance at the western side of the Empire State Building on 34th Street. The new Observatory entrance will provide a separate dedicated entrance for Observatory visitors. The new entrance will eliminate Observatory visitors from entering the Fifth Avenue lobby, thereby reducing Observatory traffic in the Fifth Avenue lobby by approximately 50% and restore better access to the Fifth Avenue lobby to our office tenants and their visitors. We believe the new entrance will increase the value of all of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.
We currently anticipate that we will invest approximately $40 million to $50 million annually over the following three years to complete this project. Expenditures for the three months ended June 30, 2017 were $6.9 million. We do not expect a disruption to Observatory operations or the visitor experience during the project. Our objective is to create long-term value for shareholders, and this investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.
As of June 30, 2017, excluding principal amortization, we had no debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018, and we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 3.96% (excluding premiums and discount) and a weighted average maturity of 6.5 years. As of June 30, 2017, we had cash and cash equivalents of $441.0 million. Our consolidated net debt to total market capitalization was approximately 15.5% as of June 30, 2017.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016, respectively.
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table summarizes our historical results of operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change	%
Revenues:
Rental revenue	$120,844	$112,613	$8,231	7.3%
Tenant expense reimbursement	17,569	19,054	(1,485)	(7.8)%
Observatory revenue	33,966	31,838	2,128	6.7%
Third-party management and other fees	392	423	(31)	(7.3)%
Other revenues and fees	4,353	1,887	2,466	130.7%
Total revenues	177,124	165,815	11,309	6.8%
Operating expenses:
Property operating expenses	38,529	37,386	1,143	3.1%
Ground rent expenses	2,332	2,330	2	0.1%
General and administrative expenses	12,579	12,907	(328)	(2.5)%
Observatory expenses	7,176	6,895	281	4.1%
Real estate taxes	24,542	23,557	985	4.2%
Depreciation and amortization	40,532	38,548	1,984	5.1%
Total operating expenses	125,690	121,623	4,067	3.3%
Operating income	51,434	44,192	7,242	16.4%
Other expense:
Interest expense	(17,477)	(17,420)	(57)	0.3%
Loss from derivative financial instruments	(42)	—	(42)	—%
Income before income taxes	33,915	26,772	7,143	26.7%
Income tax expense	(2,556)	(2,132)	(424)	19.9%
Net income	31,359	24,640	6,719	27.3%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to non-controlling interests	(14,541)	(13,317)	(1,224)	9.2%
Net income attributable to common stockholders	$16,584	$11,089	$5,495	49.6%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates and higher occupancy.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a decrease in our estimated billed expense reimbursements.
Observatory Revenue
Observatory revenues were higher primarily due to higher ticket prices as well as the calendar shift of Easter weekend from the first quarter 2016 to the second quarter 2017.

Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease cancellation income of $1.1 million, a real estate tax refund of $0.7 million and higher interest income of $0.7 million in the three months ended June 30, 2017.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher compensation costs, partially offset by lower bad debt expense.

Ground Rent Expenses
Ground rent expense was consistent with 2016.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to lower legal professional fees and lower cash incentive compensation expense partially offset by increased equity compensation expense.
Observatory Expenses
The increase in Observatory expenses was primarily due to higher compensation costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to assets that were placed in service towards the end of 2016 and hence, subject to a full quarter's depreciation in the three months ended June 30, 2017.
Interest Expense
Interest expense was consistent with 2016.
Loss from Derivative Financial Instruments
The loss from derivative financial instruments consists of the ineffectiveness attributable to a previous re-designation of certain cash flow hedges.
Income Taxes
The increase in income tax expense was attributable to activities within our taxable REIT subsidiaries, primarily related to our Observatory operations.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table summarizes our historical results of operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six months ended June 30,
	2017	2016	Change	%
Revenues:
Rental revenue	$237,957	$227,521	$10,436	4.6%
Tenant expense reimbursement	33,543	37,174	(3,631)	(9.8)%
Observatory revenue	54,906	53,019	1,887	3.6%
Third-party management and other fees	743	968	(225)	(23.2)%
Other revenues and fees	14,929	4,207	10,722	254.9%
Total revenues	342,078	322,889	19,189	5.9%
Operating expenses:
Property operating expenses	80,739	76,490	4,249	5.6%
Ground rent expenses	4,663	4,663	—	—%
General and administrative expenses	23,667	23,825	(158)	(0.7)%
Observatory expenses	14,431	14,650	(219)	(1.5)%
Real estate taxes	49,100	47,082	2,018	4.3%
Acquisition expenses	—	98	(98)	(100.0)%
Depreciation and amortization	81,378	77,775	3,603	4.6%
Total operating expenses	253,978	244,583	9,395	3.8%
Operating income	88,100	78,306	9,794	12.5%
Other expense:
Interest expense	(35,219)	(35,371)	152	(0.4)%
Loss from derivative financial instruments	(289)	—	(289)	—%
Income before income taxes	52,592	42,935	9,657	22.5%
Income tax expense	(2,088)	(1,590)	(498)	31.3%
Net income	50,504	41,345	9,159	22.2%
Private perpetual preferred unit distributions	(468)	(468)	—	—%
Net income attributable to non-controlling interests	(23,467)	(22,360)	(1,107)	5.0%
Net income attributable to common stockholders	$26,569	$18,517	$8,052	43.5%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates and higher occupancy.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a decrease in our estimated billed expense reimbursements and the mix of updated base years for new and renewal leases.
Observatory Revenue
Observatory revenues were higher primarily due to an improvement in our ticket mix and higher ticket prices.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease cancellation income of $8.8 million, higher interest income of $1.3 million and a real estate tax refund of $0.7 million in the six months ended June 30, 2017.

Property Operating Expenses
The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher compensation costs, partially offset by lower bad debt expense.

Ground Rent Expenses
Ground rent expense was consistent with 2016.
General and Administrative Expenses
The decrease in general and administrative expenses was primarily due to lower legal professional fees and lower cash incentive compensation expense partially offset by increased equity compensation expense.
Observatory Expenses
The decrease in Observatory expenses was primarily due to lower marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to assets that were placed in service towards the end of 2016 and hence, subject to a full six months' depreciation in the six months ended June 30, 2017.
Interest Expense
Interest expense was consistent with 2016.
Loss from Derivative Financial Instruments
The loss from derivative financial instruments consists of the ineffectiveness attributable to a partial termination and re-designation of related cash flow hedges in the six months ended June 30, 2017.
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

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash on hand, debt issuances, and available borrowing capacity under our unsecured revolving credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.

At June 30, 2017, we had approximately $441.0 million available in cash and cash equivalents, and there was $1.1 billion available under our unsecured revolving credit facility.

As of June 30, 2017, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.96% (excluding premiums and discount) and a weighted average maturity of 6.5 years. Excluding principal amortization, we have no debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018. Our consolidated net debt to total market capitalization was approximately 15.5% as of June 30, 2017. Given our current liquidity, including availability under our unsecured revolving credit facility, and preliminary discussions with lenders, we believe we will be able to refinance the maturing debt.
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
The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $745.4 million plus 75% of net equity proceeds received by the Operating Partnership (other than proceeds received within ninety (90) days after the redemption, retirement or repurchase of ownership or equity interests in the Operating Partnership up to the amount paid by the Operating Partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the Operating Partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%, and (vii) consolidated secured recourse indebtedness will not exceed 10% of total asset value (provided, however, this covenant shall not apply at any time after either the company or the Operating Partnership achieves debt ratings from at least two of Moody’s, S&P and Fitch, and such debt ratings are Baa3 or better (in the case of a rating by Moody’s) or BBB- or better (in the case of a rating by S&P or Fitch)). As of June 30, 2017, we were in compliance with the covenants (dollars in thousands):

Financial covenant	Required	June 30, 2017	In Compliance
Maximum total leverage	< 60%	24.2%	Yes
Maximum secured debt	< 40%	11.0%	Yes
Minimum fixed charge coverage	> 1.50x	4.3x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.5x	Yes
Maximum unsecured leverage	< 60%	21.2%	Yes
Maximum secured recourse indebtedness	< 10%	0.0%	Yes
Minimum tangible net worth	$1,203,815	$1,665,856	Yes
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
During May 2017, we refinanced a mortgage loan collateralized by 10 Bank Street. The new $35.0 million loan bears interest at a fixed rate of 4.23% and matures in June 2032.
During June 2017, we refinanced a mortgage loan collateralized by First Stamford Place. The new $180.0 million loans bear a blended interest rate of 4.28% and mature in July 2027. One mortgage loan is for $164.0 million and bears an interest rate of 4.09%. The second loan is for $16.0 million and bears an interest rate of 6.25%.
During June 2017, we refinanced a mortgage loan collateralized by 1010 Third Avenue and 77 West 55th Street. The new $40.0 million loan bears interest at a fixed rate of 4.01% and matures in January 2028.
During June 2017, we refinanced a mortgage loan collateralized by 383 Main Avenue. The new $30.0 million loan bears interest at a fixed rate of 4.44% and matures in June 2032.
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
Office Properties(1)

	Six months ended June 30,
Total New Leases, Expansions, and Renewals	2017	2016
Number of leases signed(2)	72	85
Total square feet	458,242	417,447
Leasing commission costs(3)	$8,126	$6,761
Tenant improvement costs(3)	30,307	22,304
Total leasing commissions and tenant improvement costs(3)	$38,433	$29,065
Leasing commission costs per square foot(3)	$17.73	$16.20
Tenant improvement costs per square foot(3)	66.14	53.43
Total leasing commissions and tenant improvement costs per square foot(3)	$83.87	$69.63

Retail Properties(4)

	Six months ended June 30,
Total New Leases, Expansions, and Renewals	2017	2016
Number of leases signed(2)	6	7
Total square feet	72,616	14,809
Leasing commission costs(3)	$3,355	$1,508
Tenant improvement costs(3)	2,021	2,393
Total leasing commissions and tenant improvement costs(3)	$5,376	$3,901
Leasing commission costs per square foot(3)	$46.20	$101.81
Tenant improvement costs per square foot(3)	27.83	161.58
Total leasing commissions and tenant improvement costs per square foot(3)	$74.03	$263.39
_______________

(1)
Excludes an aggregate of 495,310 and 504,294 rentable square feet of retail space in our Manhattan office properties in 2017 and 2016, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 495,310 and 504,294 rentable square feet of retail space in our Manhattan office properties in 2017 and 2016, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six months ended June 30,
	2017	2016
Total Portfolio
Capital expenditures (1)	$55,541	$36,459
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of June 30, 2017, we expect to incur additional costs relating to obligations under signed new leases of approximately $52.5 million for tenant improvements and other improvements related to new leases. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our contractual obligations. There has been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $63.4 million and $51.7 million have been made to securityholders for the six months ended June 30, 2017 and 2016.
Cash Flows
Comparison of Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Net cash. Cash and cash equivalents were $441.0 million and $35.5 million, respectively, as of June 30, 2017 and 2016. The increase was primarily due to net proceeds on issuance of common stock to QIA in August 2016.
Operating activities. Net cash provided by operating activities decreased by $4.7 million, to $87.4 million, for the six months ended June 30, 2017 compared to $92.1 million for the six months ended June 30, 2016, primarily due to a cash payment to settle two of our forward starting interest rate hedge agreements.
Investing activities. Net cash used in investing activities increased by $31.2 million, to $105.2 million, for the six months ended June 30, 2017 compared to $74.0 million for the six months ended June 30, 2016, primarily due to higher expenditures on building and tenant improvements.
Financing activities. Net cash used in financing activities increased by $66.3 million, to $95.6 million, for the six months ended June 30, 2017 compared to $29.3 million used in financing activities for the six months ended June 30, 2016, primarily due to higher dividends and distributions and net repayment of mortgage debt in the six months ended June 30, 2017.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$31,359	$24,640	$50,504	$41,345
Add:
General and administrative expenses	12,579	12,907	23,667	23,825
Depreciation and amortization	40,532	38,548	81,378	77,775
Interest expense	17,477	17,420	35,219	35,371
Loss from derivative financial instruments	42	—	289	—
Acquisition expenses	—	—	—	98
Income tax expense	2,556	2,132	2,088	1,590
Less:
Third-party management and other fees	(392)	(423)	(743)	(968)
Net operating income	$104,153	$95,224	$192,402	$179,036
Other Net Operating Income Data
Straight-line rental revenue	$7,722	$6,796	$13,720	$11,876
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,119	$844	$2,548	$5,075
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items: acquisition expenses, deferred financing costs write-offs, prepayment penalties and acquisition break-up fee. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$31,359	$24,640	$50,504	$41,345
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Real estate depreciation and amortization	40,132	38,386	80,556	77,461
FFO attributable to common stockholders and non-controlled interests	71,257	62,792	130,592	118,338
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common stockholders and non-controlled interests	73,215	64,750	134,508	122,254
Deferred financing costs write-off and prepayment penalty	—	—	—	552
Acquisition expenses	—	—	—	98
Core FFO attributable to common stockholders and non-controlled interests	$73,215	$64,750	$134,508	$122,904

Weighted average shares and Operating Partnership Units
Basic	296,388	266,167	296,388	266,151
Diluted	298,398	266,167	298,180	266,151
Factors That May Influence Future Results of Operations
Leasing
We signed 1.0 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2016. During the six months ended June 30, 2017, we signed 0.5 million rentable square feet of new leases, expansions and renewals.
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
As of June 30, 2017, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.7% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.5% and 8.8% of net rentable square footage of the properties in our portfolio will expire in 2017 and in 2018, respectively. These leases are expected to represent approximately 3.7% and 9.3%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the second quarter 2017 was $34.0 million, a 6.9% increase from $31.8 million for the second quarter 2016. The Observatory hosted approximately 1,126,000 visitors in the second quarter 2017 versus 1,124,000 visitors in the second quarter 2016, an increase of 0.2%. A portion of this increase can be attributed to the shift of the Easter weekend to the second quarter in 2017 from the first quarter in 2016. In the second quarter 2017, there were 15 bad weather days compared to 13 bad weather days in the second quarter 2016.
Observatory revenue was $54.9 million for the six months ended June 30, 2017, a 3.6% increase from $53.0 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, the Observatory hosted 1,762,000 visitors versus 1,843,000 visitors from the same period in 2016, a decrease of 4.4%. For the six months ended June 30, 2017, there were 37 bad weather days compared to 21 bad weather days in the six months ended June 30, 2016.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the six months ended June 30, 2017, we derived $10.6 million of revenue and $3.5 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2017 and 2032. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals and the ongoing Federal Communications Commission spectrum auction, and there is competition from other broadcasting operations. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.
During the six months ended June 30, 2017, we signed long-term lease and license renewals with four of our radio broadcasters, Spanish Broadcast Systems, New York Public Radio, iHeart radio and CBS Radio for a total of 13 radio stations at the Empire State Building. In addition, Ion Television notified us that they will not renew their lease and license and will vacate upon their lease expiration at the end of 2017. We remain in ongoing negotiations with our other broadcast tenants.

Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of June 30, 2017, our variable rate debt of $265.0 million represented 3.4% of our total enterprise value.
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

We entered into interest rate LIBOR swap agreements with an aggregate notional value of $790.0 million, which fix LIBOR interest rates between 2.1485% and 2.7620% and mature between August 2022 and June 2028. All interest rate swaps as of June 30, 2017 have been designated as cash flow hedges and are deemed effective, with a fair value of ($11.9 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Based on our variable rate debt balances, interest expense would have increased by approximately $2.6 million if short-term interest rates had been 1% higher. As of June 30, 2017, the weighted average interest rate on the $1.3 billion of fixed-rate indebtedness outstanding was 4.19% per annum, each with maturities at various dates through June 30, 2032.
As of June 30, 2017, the fair value of our outstanding debt was approximately $1.6 billion, which was approximately $25.9 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
Our exposures to market risk have not changed materially since December 31, 2016.

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
As of June 30, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

EMPIRE STATE REALTY TRUST, INC.

Date: August 3, 2017                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2017                             By:/s/ Andrew J. Prentice
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