Form 10-Q
period 2017-09-30
Empire State Realty Trust, Inc.
filed 2017-11-06
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	158,616,019
Class B Common Stock, par value $0.01 per share	1,076,990
(Class)	(Outstanding on October 31, 2017)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,978	7,951
Building and improvements	2,398,964	2,249,482
	2,608,138	2,458,629
Less: accumulated depreciation	(631,916)	(556,546)
Commercial real estate properties, net	1,976,222	1,902,083
Cash and cash equivalents	432,105	554,371
Restricted cash	64,020	61,514
Tenant and other receivables, net of allowance of $3,504 and $3,333 in 2017 and 2016, respectively	34,661	22,542
Deferred rent receivables, net of allowance of $187 and $390 in 2017 and 2016, respectively	172,665	152,074
Prepaid expenses and other assets	39,463	53,749
Deferred costs, net	268,132	277,081
Acquired below-market ground leases, net	370,187	376,060
Goodwill	491,479	491,479
Total assets	$3,848,934	$3,890,953
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$720,830	$759,016
Senior unsecured notes, net	592,914	590,388
Unsecured term loan facility, net	263,546	262,927
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	142,690	134,064
Acquired below-market leases, net	70,013	82,300
Deferred revenue and other liabilities	41,320	32,212
Tenants’ security deposits	47,395	47,183
Total liabilities	1,878,708	1,908,090
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 158,349,708 shares issued and outstanding and 154,744,740 shares issued and outstanding in 2017 and 2016, respectively	1,583	1,547
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,077,740 and 1,095,737 shares issued and outstanding in 2017 and 2016, respectively	11	11
Additional paid-in capital	1,116,026	1,104,463
Accumulated other comprehensive loss	(10,425)	(2,789)
Retained earnings	46,436	50,904
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,153,631	1,154,136
Non-controlling interests in operating partnership	808,591	820,723
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2017 and 2016	8,004	8,004
Total equity	1,970,226	1,982,863
Total liabilities and equity	$3,848,934	$3,890,953

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenue	$122,391	$115,634	$360,348	$343,155
Tenant expense reimbursement	20,346	19,176	53,889	56,350
Observatory revenue	39,306	38,093	94,212	91,112
Third-party management and other fees	345	404	1,088	1,372
Other revenue and fees	4,932	2,541	19,861	6,748
Total revenues	187,320	175,848	529,398	498,737
Operating expenses:
Property operating expenses	41,270	38,585	122,009	115,075
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	12,899	11,798	36,566	35,623
Observatory expenses	8,648	7,250	23,079	21,900
Real estate taxes	26,901	24,691	76,001	71,773
Acquisition expenses	—	—	—	98
Depreciation and amortization	38,490	37,607	119,868	115,382
Total operating expenses	130,539	122,262	384,517	366,845
Total operating income	56,781	53,586	144,881	131,892
Other expenses:
Interest expense	(16,890)	(17,939)	(52,109)	(52,758)
Loss on early extinguishment of debt	(2,157)	—	(2,157)	(552)
Loss from derivative financial instruments	—	—	(289)	—
Income before income taxes	37,734	35,647	90,326	78,582
Income tax expense	(2,245)	(2,750)	(4,333)	(4,340)
Net income	35,489	32,897	85,993	74,242
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Net income attributable to non-controlling interests	(16,449)	(16,690)	(39,916)	(39,050)
Net income attributable to common stockholders	$18,806	$15,973	$45,375	$34,490

Total weighted average shares:
Basic	158,102	136,831	157,796	126,740
Diluted	297,871	280,614	298,089	271,028

Earnings per share attributable to common stockholders:
Basic	$0.12	$0.12	$0.29	$0.27
Diluted	$0.12	$0.12	$0.29	$0.27

Dividends per share	$0.105	$0.105	$0.315	$0.295

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$35,489	$32,897	$85,993	$74,242
Other comprehensive income (loss):
Change in unrealized gain (loss) on valuation of interest rate swap agreements	(1,279)	930	(14,252)	(29,305)
Other comprehensive income (loss)	(1,279)	930	(14,252)	(29,305)
Comprehensive income (loss)	34,210	33,827	71,741	44,937
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(16,683)	(16,924)	(40,618)	(39,752)
Other comprehensive (income) loss attributable to non-controlling interests	586	(979)	6,670	15,561
Comprehensive income (loss) attributable to common stockholders	$18,113	$15,924	$37,793	$20,746

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2017
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2016	154,745	$1,547	1,096	$11	$1,104,463	$(2,789)	$50,904	$1,154,136	$820,723	$8,004	$1,982,863
Conversion of operating partnership units and Class B shares to Class A shares	3,577	36	(18)	—	11,087	(54)	—	11,069	(11,069)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	10,332	—	10,332
Restricted stock, net of forfeitures	28	—	—	—	476	—	—	476	—	—	476
Dividends and distributions	—	—	—	—	—	—	(49,843)	(49,843)	(44,641)	(702)	(95,186)
Net income	—	—	—	—	—	—	45,375	45,375	39,916	702	85,993
Unrealized gain (loss) on valuation of interest rate swap agreements	—	—	—	—	—	(7,582)	—	(7,582)	(6,670)	—	(14,252)
Balance at September 30, 2017	158,350	$1,583	1,078	$11	$1,116,026	$(10,425)	$46,436	$1,153,631	$808,591	$8,004	$1,970,226

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$85,993	$74,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,868	115,382
Amortization of non-cash items within interest expense	919	516
Amortization of acquired above- and below-market leases, net	(4,154)	(6,285)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(20,590)	(21,495)
Equity based compensation	10,808	7,254
Settlement of derivative contracts	(6,335)	—
Loss on early extinguishment of debt	2,157	552
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Restricted cash	(703)	3,120
Tenant and other receivables	(12,119)	(788)
Deferred leasing costs	(21,660)	(18,642)
Prepaid expenses and other assets	13,672	16,775
Accounts payable and accrued expenses	(8,917)	(7,223)
Deferred revenue and other liabilities	9,108	(7,213)
Net cash provided by operating activities	173,920	162,068
Cash Flows From Investing Activities
(Increase) decrease in restricted cash for investing activities	(1,590)	558
Development costs	(27)	(450)
Additions to building and improvements	(157,579)	(120,401)
Net cash used in investing activities	(159,196)	(120,293)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	315,000	50,000
Repayment of mortgage notes payable	(344,618)	(29,220)
Proceeds from unsecured revolving credit facility and term loan	265,000	50,000
Repayments of unsecured revolving credit facility and term loan	(265,000)	(90,000)
Net proceeds from the sale of common stock	—	611,278
Deferred financing costs	(12,186)	(2,905)
Private perpetual preferred unit distributions	(702)	(702)
Dividends paid to common stockholders	(49,843)	(39,491)
Distributions paid to non-controlling interests in the operating partnership	(44,641)	(43,123)
Net cash (used in) provided by financing activities	(136,990)	505,837
Net (decrease) increase in cash and cash equivalents	(122,266)	547,612
Cash and cash equivalents—beginning of period	554,371	46,685
Cash and cash equivalents—end of period	$432,105	$594,297

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,918	$53,286
Cash paid for income taxes	$5,004	$3,495

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$72,130	$71,444
Derivative instruments at fair values included in accounts payable and accrued expenses	13,378	31,227
Conversion of operating partnership units and Class B shares to Class A shares	11,087	19,941

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
As of September 30, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 494,935 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of September 30, 2017, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,450 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2017, we owned approximately 53.1% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation. The prior year balance of interest expense has been reclassified to separately present loss on early extinguishment of debt.
Recently Issued or Adopted Accounting Standards
During August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. ASU No. 2017-12 eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU No. 2017-12 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). During the quarter, we early adopted ASU No. 2017-02 using a modified retrospective approach for existing and active hedging relationships as of adoption date. The adoption of ASU No. 2017-02 did not have a material impact on our consolidated financial statements.
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

During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of September 30, 2017, the remaining contractual payments under our ground lease agreements aggregated $61.7 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our internal leasing costs and instead will expense these costs as incurred. These costs totaled $2.3 million for the year ended December 31, 2016. We continue to evaluate the impact of adopting this new accounting standard on our consolidated financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace all current GAAP guidance related to revenue recognition and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. ASU No. 2014-09 was amended in August 2015 by ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU No. 2014-09 was further amended in December 2016 by ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which contain amendments that are intended to clarify or correct unintended application of the guidance. Those items generally are not expected to have a significant effect on current accounting practice or create a significant administrative cost for most entities. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606. We plan to adopt this standard on the required effective date of January 1, 2018 using the modified retrospective approach and we do not expect the adoption to have a material impact on our consolidated financial statements. This standard excludes from its scope, accounting for leases which is covered by ASU No. 2016-02, Leases. However, the non-lease service components within a lease such as common area maintenance reimbursed by tenants will be considered individual performance obligations and be subject to the new revenue recognition standard, and such revenue will be recognized over the period in which the related services are performed. We expect to apply the new revenue guidance to non-lease components within tenant leases upon our adoption of the lease standard effective January 1, 2019.
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Leasing costs	$158,780	$140,325
Acquired in-place lease value and deferred leasing costs	244,829	253,113
Acquired above-market leases	70,290	74,770
	473,899	468,208
Less: accumulated amortization	(214,466)	(195,617)
Total deferred costs, net, excluding net deferred financing costs	$259,433	$272,591
At September 30, 2017 and December 31, 2016, $8.7 million and $4.5 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.

Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.8 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively, and $17.9 million and $17.6 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense related to acquired lease intangibles was $4.0 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively, and $13.0 million and $19.7 million for the nine months ended September 30, 2017 and 2016, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(26,729)	(20,856)
Acquired below-market ground leases, net	$370,187	$376,060

	September 30, 2017	December 31, 2016
Acquired below-market leases	$(132,723)	$(135,026)
Less: accumulated amortization	62,710	52,726
Acquired below-market leases, net	$(70,013)	$(82,300)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.6 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $4.1 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	Principal Balance		As of September 30, 2017
	September 30, 2017	December 31, 2016	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
1333 Broadway	$66,872	$67,656	6.32%	3.73%	1/5/2018
1400 Broadway
(first lien mortgage loan)	66,909	67,714	6.12%	3.37%	2/5/2018
(second lien mortgage loan)	9,226	9,389	3.35%	3.36%	2/5/2018
111 West 33rd Street
(first lien mortgage loan)	74,356	75,261	6.01%	3.32%	4/5/2018
(second lien mortgage loan)	9,405	9,509	6.56%	3.62%	4/5/2018
1350 Broadway	37,302	37,764	5.87%	3.71%	4/5/2018
Metro Center	94,464	95,985	3.59%	3.66%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	17,795	4.29%	4.68%	5/1/2027
First Stamford Place(3)	180,000	235,067	4.28%	4.67%	7/1/2027
1010 Third Avenue and 77 West 55th Street	39,885	26,502	4.01%	4.45%	1/5/2028
10 Bank Street	34,802	31,544	4.23%	4.54%	6/1/2032
383 Main Avenue	30,000	28,654	4.44%	4.77%	6/30/2032
Total mortgage debt	723,221	752,840
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:(6)
Series A	100,000	100,000	3.93%	4.00%	3/27/2025
Series B	125,000	125,000	4.09%	4.17%	3/27/2027
Series C	125,000	125,000	4.18%	4.26%	3/27/2030
Unsecured revolving credit facility(6)	—	—	(4)	(4)	8/29/2021
Unsecured term loan facility(6)	265,000	265,000	(5)	(5)	8/29/2022
Total principal	1,588,221	1,617,840
Unamortized premiums, net of unamortized discount	(2,301)	905
Deferred financing costs, net	(8,630)	(6,414)
Total	$1,577,290	$1,612,331
______________

(1)	The effective rate is the yield as of September 30, 2017, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest of 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At September 30, 2017, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at September 30, 2017 was 2.33%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to a forward interest rate swap agreement, the LIBOR rate is fixed at 2.1485% for the period beginning on August 31, 2017 through maturity. The rate at September 30, 2017 was 3.35%.

(6)	At September 30, 2017, we were in compliance with all debt covenants.

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
Principal Payments
Aggregate required principal payments at September 30, 2017 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2017	$1,983	$—	$1,983
2018	4,417	262,210	266,627
2019	3,790	250,000	253,790
2020	3,938	—	3,938
2021	4,090	—	4,090
Thereafter	43,407	1,014,386	1,057,793
Total	$61,625	$1,526,596	$1,588,221
Deferred Financing Costs
Deferred financing costs, net, consisted of the following at September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Financing costs	$23,333	$23,145
Less: accumulated amortization	(6,004)	(12,241)
Total deferred financing costs, net	$17,329	$10,904
At September 30, 2017 and December 31, 2016, $8.7 million and $4.5 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.0 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $3.6 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively, and was included in interest expense.
Unsecured Revolving Credit and Term Loan Facility

During August 2017, through the Operating Partnership, we entered into an amended and restated senior unsecured revolving credit and term loan facility (the “Facility”) with Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo, National Association and Capital One, National Association, as co-syndication agents, and the lenders party thereto. The Facility amended and restated the credit facility dated as of January 23, 2015, with Bank of America, N.A., Merrill Lynch, Goldman Sachs and the other lenders party thereto. In connection with the modification of the credit facility and term loan, we incurred a loss on early extinguishment of debt of $2.2 million which is reflected in our condensed consolidated statement of income for the nine months ended September 30, 2017. This transaction extended the unsecured revolving credit facility maturity, lowered borrowing costs and added flexibility to the financial covenants.

The Facility is in the original principal amount of up to $1.365 billion, which consists of a $1.1 billion revolving credit facility and a $265 million term loan facility. The new revolving credit facility replaced a credit facility which was due to mature in January 2019 and was undrawn as of September 30, 2017. The term loan facility was borrowed in full at closing and used to repay a $265 million term loan that had been due in 2022. We may request the Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.75 billion.

The initial maturity of the unsecured revolving credit facility is August 2021. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the unsecured revolving credit facility on the first and the second extensions, respectively. The term loan facility matures on August 2022. We may prepay the loans under the Facility at any time, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar Rate borrowings.

Exchangeable Senior Notes

Issued in August 2014, the $250.0 million 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) are due August 15, 2019. The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. As of September 30, 2017, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.7101 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.34 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three and nine months ended September 30, 2017, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2016, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$106,420	$102,866
Payable to the estate of Leona M. Helmsley (1)	18,367	18,367
Interest rate swap agreements liability	13,378	5,591
Accrued interest payable	3,903	6,230
Due to affiliated companies	622	1,010
Accounts payable and accrued expenses	$142,690	$134,064
___________

(1)
Reflects a payable to the estate of Leona M. Helmsley, as required under our formation agreements, for New York City transfer taxes which would have been payable in absence of the estate's exemption from such tax. The taxing authority's final approval of such exemption was issued during the three months ended September 30, 2017, and upon receipt of the confirming documents we made this payment to the estate of Leona M. Helmsley on October 2, 2017.

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.4 million. If we had breached any of these provisions at September 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $13.4 million.

As of September 30, 2017, we had interest rate LIBOR swaps with an aggregate notional value of $790.0 million. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2017, the fair value of these derivative instruments amounted to ($13.4 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2016, the fair value of these derivative instruments amounted to $0.6 million which was included in prepaid expenses and other assets and ($5.6 million) which was included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our mortgage debt and also on our term loan facility that is subject to a floating interest rate. As of September 30, 2017 and 2016, these cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $(1.6) million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and a net unrealized gain (loss) of $(14.7) million and $(29.3) million for the nine months ended September 30, 2017 and 2016, respectively, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $2.9 million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months relating to the interest rate swap contracts in effect as of September 30, 2017.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

						September 30, 2017		December 31, 2016
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(3,436)	$—	$(1,634)
Interest rate swap (1)	100,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	—	—	(684)
Interest rate swap (1) (2)	80,000	3 Month LIBOR	2.5050%	July 5, 2017	July 5, 2027	—	—	—	(685)
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	(1,448)	224	—
Interest rate swap	100,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	(1,448)	223	—
Interest rate swap	75,000	3 Month LIBOR	2.4860%	January 5, 2018	January 5, 2028	—	(1,086)	167	—
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(2,592)	—	(1,295)
Interest rate swap	75,000	3 Month LIBOR	2.7620%	June 1, 2018	June 1, 2028	—	(2,591)	—	(1,293)
Interest rate swap	100,000	3 Month LIBOR	2.4625%	June 1, 2018	June 1, 2028	—	(777)	—	—
						$—	$(13,378)	$614	$(5,591)

(1)
During June 2017, these swaps aggregating $180.0 million were terminated in connection with the refinancing of several of our mortgage debt (see Note 4 Debt). As of September 30, 2017, the deferred net losses from these terminated hedges amounted to $5.9 million which is included in accumulated other comprehensive loss relating to net unrealized loss from derivative financial instruments.

(2)
During March 2017, $20.0 million of an original notional amount of $100.0 million was terminated. In connection with the partial termination and re-designation of the related cash flow hedges, $0.3 million is recognized as a loss from derivative financial instruments and included in Other Expenses on the condensed consolidated statement of income for the nine months ended September 30, 2017. There was no loss from derivative financial instruments for the three months ended September 30, 2017 and for the three and nine months ended September 30, 2016.

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Amount of gain (loss) recognized in other comprehensive income (loss)	$(1,638)	$930	$(14,654)	$(29,305)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(359)	—	(402)	—
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated income statements for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total interest (expense) presented in the condensed consolidated income statements in which the effects of cash flow hedges are recorded	$(16,890)	$(17,939)	$(52,109)	$(52,758)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(359)	—	(402)	—

Fair Valuation
The estimated fair values at September 30, 2017 and December 31, 2016 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	13,378	13,378	—	13,378	—
Mortgage notes payable	720,830	712,365	—	—	712,365
Senior unsecured notes - Exchangeable	243,923	281,068	—	281,068	—
Senior unsecured notes - Series A, B, and C	348,991	344,267	—	—	344,267
Unsecured term loan facility	263,546	265,000	—	—	265,000

	December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$614	$614	$—	$614	$—
Interest rate swaps included in accounts payable and accrued expenses	5,591	5,591	—	5,591	—
Mortgage notes payable	759,016	755,640	—	—	755,640
Senior unsecured notes - Exchangeable	241,474	282,435	—	282,435	—
Senior unsecured notes - Series A, B, and C	348,914	339,274	—	—	339,274
Unsecured term loan facility	262,927	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2017, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, on or about October 14, 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company, (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions. These investors had opted out of a prior class action brought regarding the Offering and formation transactions that was settled with court approval. The statement of claim in the arbitration seeks monetary damages and declaratory relief. The respondents filed an answering statement and counterclaims. On December 18, 2014, these claimants also filed a complaint in the United States District Court for the Southern District of New York alleging the same claims that they asserted in the arbitration. As alleged in the complaint, the claimants filed this lawsuit to toll the statute of limitations on their claims in the event it is determined that the claims are not subject to arbitration, and they planned to move to stay the lawsuit in favor of the pending arbitration. On February 2, 2015, the claimants filed an amended complaint adding an additional claim and making other non-substantive modifications to the original complaint. On March 12, 2015, the court stayed the action on consent of all parties pending the arbitration. The arbitration hearings commenced in May 2016 and have proceeded for a select number of hearing sessions since that time. Additional hearing sessions are scheduled to resume in November and December 2017.

The respondents believe the allegations in the arbitration are entirely without merit, and they intend to defend them vigorously.

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
Unfunded Capital Expenditures
At September 30, 2017, we estimate that we will incur approximately $78.2 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at September 30, 2017 were as follows (amounts in thousands):

2017	$380
2018	1,518
2019	1,518
2020	1,518
2021	1,518
Thereafter	55,212
$61,664

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, tenant and other receivables and deferred rent receivables. At September 30, 2017, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2017, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2017, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
Insurance Coverage
We carry insurance coverage on our properties of types and in amounts with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties.
9. Equity
During 2016, Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar (“QREIT”, together with any eligible transferee, “QIA”) purchased 29,610,854 newly issued Class A common shares at $21.00 per share, equivalent to a 9.9% economic interest in us on a fully diluted basis (representing a 19.4% ownership of Class A common shares). However, QIA can only vote shares equivalent to 9.9% of all voting securities, with the balance of their shares to be voted by us in accord with the votes of all other voting securities. We received approximately $621.8 million in gross proceeds from the sale. QIA has a top-up right to acquire a pro rata number of additional shares from us in the future should we issue new shares to third parties.

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

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income attributable to common stockholders	$18,806	$15,973	$45,375	$34,490
Increase in additional paid-in capital for the conversion of OP Units into common stock	1,953	5,016	11,087	20,217
Change from net income attributable to common stockholders and transfers from non-controlling interests	$20,759	$20,989	$56,462	$54,707
As of September 30, 2017, there were 300,416,821 OP Units outstanding, of which 159,427,448, or 53.1%, were owned by us and 140,989,373, or 46.9%, were owned by other partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $16.7 million and $49.8 million for the three and nine months ended September 30, 2017, respectively, and $16.2 million and $39.5 million for the three and nine months ended September 30, 2016, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $14.8 million and $44.6 million for the three and nine months ended September 30, 2017, respectively, and $15.1 million and $43.1 million for the three and nine months ended September 30, 2016, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of September 30, 2017, 7.0 million shares of common stock remain available for future issuance.
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
LTIP units and restricted stock issued during the nine months ended September 30, 2017 and 2016 were valued at $19.4 million and $18.4 million, respectively. The weighted-average per unit or share fair value was $13.77 and $9.60 for grants issued in 2017 and 2016, respectively. The per unit or share granted in 2017 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.05%, a risk-free interest rate of 1.55%, and an expected price volatility of 20.0%. The per unit or share granted in 2016 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.10%, a risk-free interest rate of 0.84% and an expected price volatility of 24.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2017.
The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2017:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2016	107,793	2,881,629	$10.01
Vested	(17,923)	(323,982)	13.74
Granted	34,407	1,372,574	13.77
Forfeited or unearned	(2,509)	(77,227)	5.36
Unvested balance at September 30, 2017	121,768	3,852,994	$11.11
The LTIP unit and restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.2 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 30, 2016, respectively. Unrecognized compensation expense was $0.9 million at September 30, 2017, which will be recognized over a weighted average period of 2.4 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.7 million and $9.9 million for the three and nine months ended September 30, 2017, respectively, and $2.5 million and $6.7 million for the three and nine months ended September 30, 2016, respectively. Unrecognized compensation expense was $26.5 million at September 30, 2017, which will be recognized over a weighted average period of 2.5 years.

Earnings Per Share
Earnings per share for the three and nine months ended September 30, 2017 and 2016 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,		Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator - Basic:
Net income	$35,489	$32,897	$85,993	$74,242
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Net income attributable to non-controlling interests	(16,449)	(16,690)	(39,916)	(39,050)
Earnings allocated to unvested shares	(11)	(11)	(28)	(27)
Net income attributable to common stockholders - basic	$18,795	$15,962	$45,347	$34,463

Numerator - Diluted:
Net income	$35,489	$32,897	$85,993	$74,242
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Earnings allocated to unvested shares	(11)	(11)	(28)	(27)
Net income attributable to common stockholders - diluted	$35,244	$32,652	$85,263	$73,513

Denominator:
Weighted average shares outstanding - basic	158,102	136,831	157,796	126,740
Operating partnership units	138,287	141,908	138,593	143,648
Effect of dilutive securities:
Stock-based compensation plans	762	1,090	848	378
Exchangeable senior notes	720	785	852	262
Weighted average shares outstanding - diluted	297,871	280,614	298,089	271,028

Earnings per share:
Basic	$0.12	$0.12	$0.29	$0.27
Diluted	$0.12	$0.12	$0.29	$0.27
There were 954,533 and 840,092 antidilutive shares and LTIP units for the three and nine months ended September 30, 2017, respectively, and 1,033,044 and 757,119 antidilutive shares and LTIP units for the three and nine months ended September 30, 2016, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.3 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. These fees are included within third-party management and other fees.

Other
We were reimbursed at allocable cost for 647 square feet of shared office space, equipment, and administrative support, as was done prior to our formation, and we received rent generally at market rental rate for 3,074 square feet of leased space, from entities affiliated with Anthony E. Malkin, at one of our properties aggregating $0.07 million and $0.2 million for the three and nine months ended September 30, 2016, respectively.
During August 2016, such entities moved from the previously shared office and leased spaces to relocate to a new 5,351 square foot leased space at one of our properties, paying rent generally at a market rental rate. Under such new lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We now have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. We also have agreements with these entities to provide them with general computer-related support. Total revenue aggregated $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $5.8 million and $5.7 million as of September 30, 2017 and 2016, respectively.
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

The following tables provide components of segment profit for each segment for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$122,391	$—	$—	$122,391
Intercompany rental revenue	23,301	—	(23,301)	—
Tenant expense reimbursement	20,346	—	—	20,346
Observatory revenue	—	39,306	—	39,306
Third-party management and other fees	345	—	—	345
Other revenue and fees	4,932	—	—	4,932
Total revenues	171,315	39,306	(23,301)	187,320
Operating expenses:
Property operating expenses	41,270	—	—	41,270
Intercompany rent expense	—	23,301	(23,301)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	12,899	—	—	12,899
Observatory expenses	—	8,648	—	8,648
Real estate taxes	26,901	—	—	26,901
Depreciation and amortization	38,473	17	—	38,490
Total operating expenses	121,874	31,966	(23,301)	130,539
Total operating income	49,441	7,340	—	56,781
Other expenses:
Interest expense	(16,890)	—	—	(16,890)
Loss on early extinguishment of debt	(2,157)	—	—	(2,157)
Loss from derivative financial instruments	—	—	—	—
Income before income taxes	30,394	7,340	—	37,734
Income tax expense	(264)	(1,981)	—	(2,245)
Net income	$30,130	$5,359	$—	$35,489
Segment assets	$3,582,935	$265,999	$—	$3,848,934
Expenditures for segment assets	$40,320	$13,411	$—	$53,731

	Three Months Ended September 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$115,634	$—	$—	$115,634
Intercompany rental revenue	22,983	—	(22,983)	—
Tenant expense reimbursement	19,176	—	—	19,176
Observatory revenue	—	38,093	—	38,093
Third-party management and other fees	404	—	—	404
Other revenue and fees	2,536	5	—	2,541
Total revenues	160,733	38,098	(22,983)	175,848
Operating expenses:
Property operating expenses	38,585	—	—	38,585
Intercompany rent expense	—	22,983	(22,983)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	11,798	—	—	11,798
Observatory expenses	—	7,250	—	7,250
Real estate taxes	24,691	—	—	24,691
Acquisition expenses	—	—	—	—
Depreciation and amortization	37,421	186	—	37,607
Total operating expenses	114,826	30,419	(22,983)	122,262
Total operating income	45,907	7,679	—	53,586
Other expenses:
Interest expense	(17,939)	—	—	(17,939)
Loss on early extinguishment of debt	—	—	—	—
Loss from derivative financial instruments	—	—	—	—
Income before income taxes	27,968	7,679	—	35,647
Income tax expense	(332)	(2,418)	—	(2,750)
Net income	$27,636	$5,261	$—	$32,897
Segment assets	$3,636,262	$246,307	$—	$3,882,569
Expenditures for segment assets	$52,828	$—	$—	$52,828

	Nine Months Ended September 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$360,348	$—	$—	$360,348
Intercompany rental revenue	57,354	—	(57,354)	—
Tenant expense reimbursement	53,889	—	—	53,889
Observatory revenue	—	94,212	—	94,212
Third-party management and other fees	1,088	—	—	1,088
Other revenue and fees	19,861	—	—	19,861
Total revenues	492,540	94,212	(57,354)	529,398
Operating expenses:
Property operating expenses	122,009	—	—	122,009
Intercompany rent expense	—	57,354	(57,354)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	36,566	—	—	36,566
Observatory expenses	—	23,079	—	23,079
Real estate taxes	76,001	—	—	76,001
Acquisition expenses	—	—	—	—
Depreciation and amortization	119,764	104	—	119,868
Total operating expenses	361,334	80,537	(57,354)	384,517
Total operating income	131,206	13,675	—	144,881
Other expenses:
Interest expense	(52,109)	—	—	(52,109)
Loss on early extinguishment of debt	(2,157)	—	—	(2,157)
Loss from derivative financial instruments	(289)	—	—	(289)
Income before income taxes	76,651	13,675	—	90,326
Income tax expense	(960)	(3,373)	—	(4,333)
Net income	$75,691	$10,302	$—	$85,993
Expenditures for segment assets	$142,854	$20,261	$—	$163,115

	Nine Months Ended September 30, 2016
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$343,155	$—	$—	$343,155
Intercompany rental revenue	55,189	—	(55,189)	—
Tenant expense reimbursement	56,350	—	—	56,350
Observatory revenue	—	91,112	—	91,112
Third-party management and other fees	1,372	—	—	1,372
Other revenue and fees	6,738	10	—	6,748
Total revenues	462,804	91,122	(55,189)	498,737
Operating expenses:
Property operating expenses	115,075	—	—	115,075
Intercompany rent expense	—	55,189	(55,189)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	35,623	—	—	35,623
Observatory expenses	—	21,900	—	21,900
Real estate taxes	71,773	—	—	71,773
Acquisition expenses	98	—	—	98
Depreciation and amortization	115,002	380	—	115,382
Total operating expenses	344,565	77,469	(55,189)	366,845
Total operating income	118,239	13,653	—	131,892
Other expenses:
Interest expense	(52,758)	—	—	(52,758)
Loss on early extinguishment of debt	(552)	—	—	(552)
Loss from derivative financial instruments	—	—	—	—
Income before income taxes	64,929	13,653	—	78,582
Income tax expense	(1,018)	(3,322)	—	(4,340)
Net income	$63,911	$10,331	$—	$74,242
Expenditures for segment assets	$140,052	$47	$—	$140,099
12. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our company and its consolidated subsidiaries. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. In particular, statements pertaining to our capital resources, portfolio performance, dividend policy and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our portfolio from operations, acquisitions and anticipated market conditions, demographics and results of operations are forward-looking statements.

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. The risks set forth above are not exhaustive. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
We are a self-administered and self-managed real estate investment trust ("REIT") that owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area.
Highlights for the three months ended September 30, 2017 included:

•	Achieved net income attributable to the Company of $18.8 million and Core Funds From Operations of $77.5 million.

•	Occupancy and leased percentages at September 30, 2017:

•	Total portfolio was 89.8% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.7% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 89.1% occupied; including SLNC, the Manhattan office portfolio was 91.5% leased.

•	Retail portfolio was 94.1% occupied; including SLNC, the retail portfolio was 94.1% leased.

•	Empire State Building was 93.3% occupied; including SLNC, was 93.5% leased.

•
Signed 34 leases, representing 487,854 rentable square feet across the total portfolio, achieving a portfolio-wide 27.7% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 13 new leases representing 276,964 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), achieving an increase of 46.1% in mark-to-market rent over previous fully escalated rents.

•	The Empire State Building Observatory revenue for the third quarter 2017 grew 3.1% to $39.3 million from $38.1 million in the third quarter 2016.

•
Recast our $1.1 billion undrawn, unsecured revolving credit facility and $265 million term loan and extended the revolving credit facility maturity, lowered the borrowing costs and added flexibility to the financial covenants.

•	Declared a dividend in the amount of $0.105 per share.

As of September 30, 2017, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 494,935 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage, which we refer to herein as Metro Tower. As of September 30, 2017, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 204,450 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016
Office leases	$94,320	40.5%	$89,026	38.9%
Retail leases	5,554	2.4%	7,223	3.2%
Tenant reimbursements & other income	19,354	8.3%	18,530	8.1%
Observatory operations	94,212	40.4%	91,112	39.8%
Broadcasting licenses and leases	19,654	8.4%	22,771	10.0%
Total	$233,094	100.0%	$228,662	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through September 30, 2017, we have invested a total of approximately $783.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
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

We continue to anticipate that we will invest approximately $40 million to $50 million annually over three years to complete this project. Expenditures were $13.4 million for the three months ended September 30, 2017 and $20.3 million for the nine months ended September 30, 2017. We do not expect a disruption to Observatory operations or the visitor experience during the project. Our objective is to create long-term value for shareholders, and this investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.
As of September 30, 2017, excluding principal amortization, we had no debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018, and we had total debt outstanding of approximately $1.6 billion, with a weighted average interest rate of 4.05% (excluding premiums and discount) and a weighted average maturity of 6.2 years. As of September 30, 2017, we had cash and cash equivalents of $432.1 million. Our consolidated net debt to total market capitalization was approximately 15.7% as of September 30, 2017.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016, respectively.
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table summarizes our historical results of operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change	%
Revenues:
Rental revenue	$122,391	$115,634	$6,757	5.8%
Tenant expense reimbursement	20,346	19,176	1,170	6.1%
Observatory revenue	39,306	38,093	1,213	3.2%
Third-party management and other fees	345	404	(59)	(14.6)%
Other revenues and fees	4,932	2,541	2,391	94.1%
Total revenues	187,320	175,848	11,472	6.5%
Operating expenses:
Property operating expenses	41,270	38,585	2,685	7.0%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	12,899	11,798	1,101	9.3%
Observatory expenses	8,648	7,250	1,398	19.3%
Real estate taxes	26,901	24,691	2,210	9.0%
Depreciation and amortization	38,490	37,607	883	2.3%
Total operating expenses	130,539	122,262	8,277	6.8%
Operating income	56,781	53,586	3,195	6.0%
Other expenses:
Interest expense	(16,890)	(17,939)	1,049	5.8%
Loss on early extinguishment of debt	(2,157)	—	(2,157)	—%
Loss from derivative financial instruments	—	—	—	—%
Income before income taxes	37,734	35,647	2,087	5.9%
Income tax expense	(2,245)	(2,750)	505	18.4%
Net income	35,489	32,897	2,592	7.9%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to non-controlling interests	(16,449)	(16,690)	241	1.4%
Net income attributable to common stockholders	$18,806	$15,973	$2,833	17.7%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates and higher occupancy.
Tenant Expense Reimbursement
The increase in tenant expense reimbursements was due to higher property operating expenses and real estate tax expense.
Observatory Revenue
Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.
Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease cancellation income of $1.0 million, a real estate tax refund of $0.4 million, higher interest income of $0.7 million and insurance claim reimbursements of $0.4 million for the three months ended September 30, 2017.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher payroll costs.

Ground Rent Expenses
Ground rent expense was consistent with 2016.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expense and higher legal professional fees for the three months ended September 30, 2017.
Observatory Expenses
The increase in Observatory expenses primarily reflect a combination of higher payroll estimates and timing pertaining to certain repair and maintenance costs for the three months ended September 30, 2017.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to assets that were placed in service towards the end of 2016 and hence, subject to a full quarter's depreciation for the three months ended September 30, 2017.
Interest Expense
Interest expense declined due to lower interest rates on new mortgage loan refinancings.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt reflects deferred financing costs written off in connection with the modification of the unsecured revolving credit and term loan facility in August 2017.
Income Taxes
The decrease in income tax expense was attributable to activities within our taxable REIT subsidiaries, primarily related to our Observatory operations.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table summarizes our historical results of operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Change	%
Revenues:
Rental revenue	$360,348	$343,155	$17,193	5.0%
Tenant expense reimbursement	53,889	56,350	(2,461)	(4.4)%
Observatory revenue	94,212	91,112	3,100	3.4%
Third-party management and other fees	1,088	1,372	(284)	(20.7)%
Other revenues and fees	19,861	6,748	13,113	194.3%
Total revenues	529,398	498,737	30,661	6.1%
Operating expenses:
Property operating expenses	122,009	115,075	6,934	6.0%
Ground rent expenses	6,994	6,994	—	—%
General and administrative expenses	36,566	35,623	943	2.6%
Observatory expenses	23,079	21,900	1,179	5.4%
Real estate taxes	76,001	71,773	4,228	5.9%
Acquisition expenses	—	98	(98)	(100.0)%
Depreciation and amortization	119,868	115,382	4,486	3.9%
Total operating expenses	384,517	366,845	17,672	4.8%
Operating income	144,881	131,892	12,989	9.8%
Other expenses:
Interest expense	(52,109)	(52,758)	649	1.2%
Loss on early extinguishment of debt	(2,157)	(552)	(1,605)	(290.8)%
Loss from derivative financial instruments	(289)	—	(289)	—%
Income before income taxes	90,326	78,582	11,744	14.9%
Income tax expense	(4,333)	(4,340)	7	0.2%
Net income	85,993	74,242	11,751	15.8%
Private perpetual preferred unit distributions	(702)	(702)	—	—%
Net income attributable to non-controlling interests	(39,916)	(39,050)	(866)	(2.2)%
Net income attributable to common stockholders	$45,375	$34,490	$10,885	31.6%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates and higher occupancy.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a decrease in our estimated billed expense reimbursements and the mix of updated base years for new and renewal leases.
Observatory Revenue
Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.

Other Revenues and Fees
The increase in other revenues and fees was primarily due to higher lease cancellation income of $9.9 million, higher interest income of $2.0 million and a real estate tax refund of $1.1 million for the nine months ended September 30, 2017.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher payroll costs, partially offset by lower bad debt expense.

Ground Rent Expenses
Ground rent expense was consistent with 2016.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expense partially offset by lower cash incentive compensation expense.
Observatory Expenses
The increase in Observatory expenses primarily reflect a combination of higher payroll estimates and timing pertaining to certain technology and repair and maintenance costs, partially offset by lower marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for several properties.
Depreciation and Amortization
The increase in depreciation and amortization was primarily attributable to assets that were placed in service towards the end of 2016 and hence, subject to a full nine months' depreciation in the nine months ended September 30, 2017.
Interest Expense
Interest expense declined due to lower interest rates on new mortgage loan refinancings.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt reflects deferred financing costs written off in connection with the modification of the unsecured revolving credit and term loan facility in August 2017.
Loss from Derivative Financial Instruments
The loss from derivative financial instruments consists of the ineffectiveness attributable to a partial termination and re-designation of related cash flow hedges during the nine months ended September 30, 2017.
Income Taxes
Income taxes were consistent with 2016.

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

At September 30, 2017, we had approximately $432.1 million available in cash and cash equivalents, and there was $1.1 billion available under our unsecured revolving credit facility.

As of September 30, 2017, we had approximately $1.6 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.05% (excluding premiums and discount) and a weighted average maturity of 6.2 years. Excluding principal amortization, we have no debt maturing in 2017 and approximately $262.2 million of debt maturing in 2018. Our consolidated net debt to total market capitalization was approximately 15.7% as of September 30, 2017. Given our current liquidity, including availability under our unsecured revolving credit facility, and preliminary discussions with lenders, we believe we will be able to refinance the maturing debt.
Unsecured Revolving Credit and Term Loan Facility
During August 2017, through the Operating Partnership, we entered into an amended and restated senior unsecured revolving credit and term loan facility. This unsecured revolving credit and term loan facility is comprised of a $1.1 billion revolving credit facility and a $265 million term loan facility. The new revolving facility replaces the existing credit facility which was due to mature in January 2019 and is undrawn as of September 30, 2017. The term loan facility was borrowed in full at closing and used to repay the existing $265 million term loan. The unsecured revolving credit and term loan facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.75 billion under specified circumstances.
The initial maturity of the unsecured revolving credit facility is August 2021. We have the option to extend the initial term for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the unsecured revolving credit facility on the first and the second extensions, respectively. The term loan facility matures on August 2022.
The unsecured revolving credit facility includes the following financial covenants: (i) maximum leverage ratio of total indebtedness to total asset value (as defined in the agreement) of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) tangible net worth will not be less than $1.2 billion plus 75% of net equity proceeds received by the Operating Partnership (other than proceeds received within ninety days after the redemption, retirement or repurchase of ownership or equity interests in the Operating Partnership up to the amount paid by the Operating Partnership in connection with such redemption, retirement or repurchase, where, the net effect is that the Operating Partnership shall not have increased its net worth as a result of any such proceeds), (iv) adjusted EBITDA (as defined in the unsecured revolving credit facility) to consolidated fixed charges will not be less than 1.50x, (v) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, and (vi) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%.

As of September 30, 2017, we were in compliance with the covenants (dollars in thousands):

Financial covenant	Required	September 30, 2017	In Compliance
Maximum total leverage	< 60%	24.2%	Yes
Maximum secured debt	< 40%	10.9%	Yes
Minimum fixed charge coverage	> 1.50x	4.5x	Yes
Minimum unencumbered interest coverage	> 1.75x	7.6x	Yes
Maximum unsecured leverage	< 60%	18.9%	Yes
Minimum tangible net worth	$1,249,392	$1,683,912	Yes
The unsecured revolving credit facility contains customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports.
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

Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2017	2016
Number of leases signed(2)	106	130
Total square feet	946,096	741,843
Leasing commission costs(3)	$18,931	$13,105
Tenant improvement costs(3)	65,884	44,788
Total leasing commissions and tenant improvement costs(3)	$84,815	$57,893
Leasing commission costs per square foot(3)	$20.01	$17.67
Tenant improvement costs per square foot(3)	69.64	60.37
Total leasing commissions and tenant improvement costs per square foot(3)	$89.65	$78.04
Retail Properties(4)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2017	2016
Number of leases signed(2)	6	13
Total square feet	72,616	39,183
Leasing commission costs(3)	$3,355	$2,221
Tenant improvement costs(3)	2,021	4,433
Total leasing commissions and tenant improvement costs(3)	$5,376	$6,654
Leasing commission costs per square foot(3)	$46.20	$56.69
Tenant improvement costs per square foot(3)	27.83	113.13
Total leasing commissions and tenant improvement costs per square foot(3)	$74.03	$169.82
_______________

(1)
Excludes an aggregate of 494,935 and 502,429 rentable square feet of retail space in our Manhattan office properties in 2017 and 2016, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 494,935 and 502,429 rentable square feet of retail space in our Manhattan office properties in 2017 and 2016, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine Months Ended September 30,
	2017	2016
Total Portfolio
Capital expenditures (1)	$86,682	$54,975
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of September 30, 2017, we expect to incur additional costs relating to obligations under signed new leases of approximately $78.1 million for tenant improvements and other improvements related to new leases and approximately $0.1 million on leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our contractual obligations. There has been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $95.2 million and $83.3 million have been made to securityholders for the nine months ended September 30, 2017 and 2016, respectively.
Cash Flows
Comparison of Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Net cash. Cash and cash equivalents were $432.1 million and $594.3 million, respectively, as of September 30, 2017 and 2016. The decrease was primarily attributable to increased capital expenditures and net repayment of mortgage debt.
Operating activities. Net cash provided by operating activities increased by $11.8 million, to $173.9 million, for the nine months ended September 30, 2017 compared to $162.1 million for the nine months ended September 30, 2016, primarily due to higher cash rents partially offset by a cash payment to settle two of our forward starting interest rate hedge agreements.
Investing activities. Net cash used in investing activities increased by $38.9 million, to $159.2 million, for the nine months ended September 30, 2017 compared to $120.3 million for the nine months ended September 30, 2016, primarily due to higher expenditures on building and tenant improvements.
Financing activities. Net cash provided by financing activities decreased by $642.8 million, to $137.0 million used in financing activities for the nine months ended September 30, 2017 compared to $505.8 million provided by financing activities for the nine months ended September 30, 2016, primarily due to net proceeds on issuance of common stock to QIA in August 2016.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$35,489	$32,897	$85,993	$74,242
Add:
General and administrative expenses	12,899	11,798	36,566	35,623
Depreciation and amortization	38,490	37,607	119,868	115,382
Interest expense	16,890	17,939	52,109	52,758
Loss on early extinguishment of debt	2,157	—	2,157	552
Loss from derivative financial instruments	—	—	289	—
Acquisition expenses	—	—	—	98
Income tax expense	2,245	2,750	4,333	4,340
Less:
Third-party management and other fees	(345)	(404)	(1,088)	(1,372)
Net operating income	$107,825	$102,587	$300,227	$281,623
Other Net Operating Income Data
Straight-line rental revenue	$6,861	$9,619	$20,581	$21,495
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,607	$1,210	$4,154	$6,285
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,873

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$35,489	$32,897	$85,993	$74,242
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Real estate depreciation and amortization	38,134	37,318	118,690	114,779
FFO attributable to common stockholders and non-controlled interests	73,389	69,981	203,981	188,319
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common stockholders and non-controlled interests	75,346	71,938	209,854	194,192
Loss on early extinguishment of debt	2,157	—	2,157	552
Acquisition expenses	—	—	—	98
Core FFO attributable to common stockholders and non-controlled interests	$77,503	$71,938	$212,011	$194,842

Weighted average shares and Operating Partnership Units
Basic	296,389	278,739	296,389	270,388
Diluted	297,871	280,614	298,089	271,028
Factors That May Influence Future Results of Operations
Leasing
We signed 1.0 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2016. During the nine months ended September 30, 2017, we signed 1.0 million rentable square feet of new leases, expansions and renewals.
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
As of September 30, 2017, there were approximately 0.8 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.3% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 2.6% and 7.7% of net rentable square footage of the properties in our portfolio will expire in 2017 and in 2018, respectively. These leases are expected to represent approximately 2.4% and 8.1%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the third quarter 2017 was $39.3 million, a 3.1% increase from $38.1 million for the third quarter 2016. The Observatory hosted approximately 1,276,000 visitors in the third quarter 2017 versus 1,340,000 visitors in the third quarter 2016, a decrease of 4.8%. In the third quarter 2017, there were 14 bad weather days compared to 10 bad weather days in the third quarter 2016.
Observatory revenue was $94.2 million for the nine months ended September 30, 2017, a 3.4% increase from $91.1 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the Observatory hosted 3,038,000 visitors versus 3,183,000 visitors from the same period in 2016, a decrease of 4.6%. For the nine months ended September 30, 2017, there were 51 bad weather days compared to 31 bad weather days in the nine months ended September 30, 2016.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the nine months ended September 30, 2017, we derived $14.5 million of revenue and $5.1 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases. The broadcasting licenses and related leases generally expire between 2017 and 2032. The business of broadcasting TV and radio signals over the air is in flux, due to deteriorating industry fundamentals, and there is competition from other broadcasting operations. We have made preliminary renewal proposals which, if accepted, would yield reduced revenues and higher capital expenditures.
During the nine months ended September 30, 2017, we signed long-term lease and license renewals with four of our radio broadcasters, Spanish Broadcast Systems, New York Public Radio, iHeart radio and CBS Radio for a total of 13 radio stations at the Empire State Building. In addition, Ion Television and Fox Television notified us that they will not renew their lease and license and will vacate upon their lease expiration at the end of 2017. We remain in ongoing negotiations with our other broadcast tenants.

Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of September 30, 2017, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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
We are exposed to interest rate changes primarily on our unsecured revolving credit facility and debt refinancings. Our objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower our overall borrowing costs. To achieve these objectives, we may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps or caps in order to mitigate our interest rate risk on a related floating rate financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

We entered into interest rate LIBOR swap agreements with an aggregate notional value of $790.0 million, which fix LIBOR interest rates between 2.1485% and 2.7620% and mature between August 2022 and June 2028. All interest rate swaps as of September 30, 2017 have been designated as cash flow hedges and are deemed highly effective, with a fair value of ($13.4 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
As of September 30, 2017, the weighted average interest rate on the $1.6 billion of fixed-rate indebtedness outstanding was 4.05% per annum, each with maturities at various dates through June 30, 2032.
As of September 30, 2017, the fair value of our outstanding debt was approximately $1.6 billion, which was approximately $25.4 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of September 30, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases; Unregistered Sales of Securities

During the third quarter of 2017, the Company repurchased 11 shares of Class A common stock and 29 Series PR operating partnership units, for an aggregate purchase price of $845.20, at a price of $21.13 per share.  This limited repurchase activity by the Company during the third quarter resulted from the release of a contingency reserve fund created by the selling entities in July 2014, at the time of the Company’s acquisition of the ground and operating leases at 112 West 34th Street and the ground lease at 1400 Broadway.  On July 14, 2017, investors in the entities that previously owned these leases were delivered the portion of the consideration payable to such investors that had been deferred for a three-year period pending resolution of any contingencies.  Absent any contingencies, such consideration was released and the Company agreed to repurchase (and subsequently retire) any fractional shares of Class A common stock or Series PR operating partnership units due to such investors, while delivering cash for the value of any fractional shares to such investors.  The repurchase price was determined based upon the highest closing price for shares of Class A common stock on the New York Stock Exchange during the period July 1, 2017 to July 15, 2017.  Shares of the Company’s Class A common stock and Series PR operating partnership units were issued at $16.65 per share/unit in connection with the closing of the acquisition transaction on July 15, 2014.

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

EMPIRE STATE REALTY TRUST, INC.

Date: November 6, 2017                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2017                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10-1
Amended and Restated Credit Agreement, dated August 29, 2017, among the Company, the Operating Partnership, as borrower, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo, National Association and Capital One, National Association, as co-syndication agents, and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed with the SEC on September 5, 2017.

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