Form 10-Q
period 2018-06-30
Empire State Realty Trust, Inc.
filed 2018-08-03
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	167,009,180
Class B Common Stock, par value $0.01 per share	1,045,240
(Class)	(Outstanding on July 30, 2018)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,987	7,986
Building and improvements	2,562,662	2,458,473
	2,771,845	2,667,655
Less: accumulated depreciation	(698,725)	(656,900)
Commercial real estate properties, net	2,073,120	2,010,755
Cash and cash equivalents	251,797	464,344
Restricted cash	58,719	65,853
Short-term investments	400,000	—
Tenant and other receivables, net of allowance of $1,267 and $1,422 in 2018 and 2017, respectively	21,600	28,329
Deferred rent receivables, net of allowance of $57 and $185 in 2018 and 2017, respectively	190,419	178,629
Prepaid expenses and other assets	64,695	61,028
Deferred costs, net	246,763	262,701
Acquired below-market ground leases, net	364,313	368,229
Goodwill	491,479	491,479
Total assets	$4,162,905	$3,931,347
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$610,026	$717,164
Senior unsecured notes, net	1,044,573	707,895
Unsecured term loan facility, net	263,900	263,662
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	129,944	110,849
Acquired below-market leases, net	58,960	66,047
Deferred revenue and other liabilities	29,553	40,907
Tenants’ security deposits	42,808	47,086
Total liabilities	2,179,764	1,953,610
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 166,658,962 shares issued and outstanding and 160,424,575 shares issued and outstanding in 2018 and 2017, respectively	1,667	1,604
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,045,670 and 1,052,469 shares issued and outstanding in 2018 and 2017, respectively	10	11
Additional paid-in capital	1,159,162	1,128,460
Accumulated other comprehensive loss	(4,695)	(8,555)
Retained earnings	38,389	46,762
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,194,533	1,168,282
Non-controlling interests in operating partnership	780,604	801,451
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2018 and 2017	8,004	8,004
Total equity	1,983,141	1,977,737
Total liabilities and equity	$4,162,905	$3,931,347

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$124,038	$120,844	$246,349	$237,957
Tenant expense reimbursement	16,205	17,569	33,999	33,543
Observatory revenue	35,201	33,966	56,450	54,906
Lease termination fees	357	1,251	979	9,189
Third-party management and other fees	376	392	839	743
Other revenue and fees	2,352	2,327	7,184	4,344
Total revenues	178,529	176,349	345,800	340,682
Operating expenses:
Property operating expenses	39,418	38,529	83,603	80,739
Ground rent expenses	2,332	2,332	4,663	4,663
General and administrative expenses	13,225	12,579	25,853	23,667
Observatory expenses	7,678	7,176	15,014	14,431
Real estate taxes	26,743	24,542	53,487	49,100
Depreciation and amortization	39,468	40,532	79,351	81,378
Total operating expenses	128,864	125,690	261,971	253,978
Total operating income	49,665	50,659	83,829	86,704
Other income (expense):
Interest income	2,499	775	3,724	1,396
Interest expense	(20,525)	(17,477)	(38,116)	(35,219)
Loss from derivative financial instruments	—	(42)	—	(289)
Income before income taxes	31,639	33,915	49,437	52,592
Income tax expense	(1,455)	(2,556)	(1,195)	(2,088)
Net income	30,184	31,359	48,242	50,504
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Net income attributable to non-controlling interests	(13,299)	(14,541)	(21,355)	(23,467)
Net income attributable to common stockholders	$16,651	$16,584	$26,419	$26,569

Total weighted average shares:
Basic	165,256	157,921	164,311	157,265
Diluted	297,244	298,398	297,029	298,180

Earnings per share attributable to common stockholders:
Basic	$0.10	$0.10	$0.16	$0.17
Diluted	$0.10	$0.10	$0.16	$0.17

Dividends per share	$0.105	$0.105	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$30,184	$31,359	$48,242	$50,504
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	1,763	(14,410)	5,943	(13,016)
Less: amount reclassified into interest expense	536	43	1,135	43
Other comprehensive income (loss)	2,299	(14,367)	7,078	(12,973)
Comprehensive income (loss)	32,483	16,992	55,320	37,531
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(13,533)	(14,775)	(21,823)	(23,935)
Other comprehensive (income) loss attributable to non-controlling interests	(1,004)	6,742	(3,164)	6,084
Comprehensive income (loss) attributable to common stockholders	$17,946	$8,959	$30,333	$19,680

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2018
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2017	160,425	$1,604	1,052	$11	$1,128,460	$(8,555)	$46,762	$1,168,282	$801,451	$8,004	$1,977,737
Issuance of Class A shares	284	3	—	—	4,746	—	—	4,749	—	—	4,749
Conversion of operating partnership units and Class B shares to Class A shares	5,926	60	(7)	(1)	25,840	(54)	—	25,845	(25,845)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	9,095	—	9,095
Restricted stock, net of forfeitures	24	—	—	—	116	—	—	116	—	—	116
Dividends and distributions	—	—	—	—	—	—	(34,792)	(34,792)	(28,616)	(468)	(63,876)
Net income	—	—	—	—	—	—	26,419	26,419	21,355	468	48,242
Other comprehensive income (loss)	—	—	—	—	—	3,914	—	3,914	3,164	—	7,078
Balance at June 30, 2018	166,659	$1,667	1,045	$10	$1,159,162	$(4,695)	$38,389	$1,194,533	$780,604	$8,004	$1,983,141

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$48,242	$50,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,351	81,378
Amortization of non-cash items within interest expense	3,069	487
Amortization of acquired above- and below-market leases, net	(2,719)	(2,548)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(11,662)	(13,396)
Equity based compensation	9,211	6,967
Unrealized loss from derivative financial instruments	—	(6,003)
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(4,278)	2,487
Tenant and other receivables	6,601	(1,452)
Deferred leasing costs	(10,349)	(12,766)
Prepaid expenses and other assets	2,351	(1,489)
Accounts payable and accrued expenses	(2,691)	(10,909)
Deferred revenue and other liabilities	(11,355)	(4,832)
Net cash provided by operating activities	109,687	92,344
Cash Flows From Investing Activities
Short-term investments	(400,000)	—
Development costs	(1)	(27)
Additions to building and improvements	(98,567)	(103,614)
Net cash used in investing activities	(498,568)	(103,641)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	160,000	315,000
Repayment of mortgage notes payable	(264,771)	(342,703)
Proceeds from unsecured senior notes	335,000	—
Proceeds from the sale of common stock	4,749	—
Deferred financing costs	(1,902)	(4,508)
Private perpetual preferred unit distributions	(468)	(468)
Dividends paid to common stockholders	(34,792)	(33,118)
Distributions paid to non-controlling interests in the operating partnership	(28,616)	(29,822)
Net cash provided by (used in) financing activities	169,200	(95,619)
Net decrease in cash and cash equivalents and restricted cash	(219,681)	(106,916)
Cash and cash equivalents and restricted cash—beginning of period	530,197	615,885
Cash and cash equivalents and restricted cash—end of period	$310,516	$508,969

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$464,344	$554,371
Restricted cash at beginning of period	65,853	61,514
Cash and cash equivalents and restricted cash at beginning of period	$530,197	$615,885

Cash and cash equivalents at end of period	$251,797	$440,958
Restricted cash at end of period	58,719	68,011
Cash and cash equivalents and restricted cash at end of period	$310,516	$508,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,956	$35,751
Cash paid for income taxes	$2,703	$3,014

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$96,439	$72,363
Derivative instruments at fair values included in prepaid expenses and other assets	6,018	—
Derivative instruments at fair values included in accounts payable and accrued expenses	—	11,947
Conversion of operating partnership units and Class B shares to Class A shares	25,845	9,134

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
As of June 30, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 513,196 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of June 30, 2018, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,708 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2018, we owned approximately 55.3% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
Short-term Investments
Short-term investments include time deposits with original maturities of greater than three months and remaining maturities of less than one year. The fair values of these investments approximate their carrying values.
Reclassification
The prior year balance of other revenues and fees has been reclassified to separately present lease termination fees and interest income and conform to our current year presentation.
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
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of June 30, 2018, the remaining contractual payments under our ground lease agreements aggregated $76.6 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our internal leasing costs and instead will expense these costs as incurred. These costs totaled $2.6 million for the year ended December 31, 2017. During July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which contains amendments which are intended to clarify or to correct unintended application of ASU No. 2016-02. Also during July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases, which provides another transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendments in ASU No. 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component provided that (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted separately, would be classified as an operating lease.  For entities that have not yet adopted ASU No. 2016-02, the effective dates and transition requirements for ASU No. 2018-10 and ASU 2018-11 will be the same as the effective date and transition requirements in ASU No. 2016-02. We continue to evaluate the impact of adopting these new accounting standards on our consolidated financial statements.
During May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which replaces all current GAAP guidance related to revenue recognition and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this standard on January 1, 2018 and it did not have a material impact on our consolidated financial statements.
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Leasing costs	$165,809	$164,751
Acquired in-place lease value and deferred leasing costs	223,711	237,364
Acquired above-market leases	60,492	67,415
	450,012	469,530
Less: accumulated amortization	(210,528)	(215,102)
Total deferred costs, net, excluding net deferred financing costs	$239,484	$254,428
At June 30, 2018 and December 31, 2017, $7.3 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.9 million and $5.9 million for the three months ended June 30, 2018 and 2017, respectively, and $12.1 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense related to acquired lease intangibles was $3.0 million and $4.6 million for the three months ended June 30, 2018 and 2017, respectively, and $6.4 million and $9.0 million for the six months ended June 30, 2018 and 2017, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(32,603)	(28,687)
Acquired below-market ground leases, net	$364,313	$368,229

	June 30, 2018	December 31, 2017
Acquired below-market leases	$(121,970)	$(132,026)
Less: accumulated amortization	63,010	65,979
Acquired below-market leases, net	$(58,960)	$(66,047)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.5 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $2.7 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	Principal Balance		As of June 30, 2018
	June 30, 2018	December 31, 2017	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$92,903	$93,948	3.59%	3.66%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.54%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.42%	7/1/2027
1010 Third Avenue and 77 West 55th Street	39,356	39,710	4.01%	4.19%	1/5/2028
10 Bank Street	34,194	34,602	4.23%	4.35%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	66,602	4.21%	4.23%	2/5/2033
1400 Broadway
(first lien mortgage loan)	—	66,632	—	—	—
(second lien mortgage loan)	—	9,172	—	—	—
111 West 33rd Street
(first lien mortgage loan)	—	74,045	—	—	—
(second lien mortgage loan)	—	9,369	—	—	—
1350 Broadway	—	37,144	—	—	—
Total mortgage debt	616,453	721,224
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:(6)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	—	4.26%	4.27%	3/22/2030
Series F	175,000	—	4.44%	4.45%	3/22/2033
Unsecured revolving credit facility(6)	—	—	(4)	(4)	8/29/2021
Unsecured term loan facility(6)	265,000	265,000	(5)	(5)	8/29/2022
Total principal	1,931,453	1,701,224
Unamortized discount, net of unamortized premium	(2,983)	(3,370)
Deferred financing costs, net	(9,971)	(9,133)
Total	$1,918,499	$1,688,721
______________

(1)	The effective rate is the yield as of June 30, 2018, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At June 30, 2018, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at June 30, 2018 was 3.19%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to an interest rate swap agreement, the LIBOR rate is fixed at 2.1485% through maturity. The rate at June 30, 2018 was 3.35%.

(6)	At June 30, 2018, we were in compliance with all debt covenants.

Mortgage Debt
During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.
Principal Payments
Aggregate required principal payments at June 30, 2018 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2018	$1,841	$—	$1,841
2019	3,790	250,000	253,790
2020	3,938	—	3,938
2021	4,090	—	4,090
2022	5,628	265,000	270,628
Thereafter	41,744	1,355,422	1,397,166
Total	$61,031	$1,870,422	$1,931,453

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Financing costs	$25,237	$24,446
Less: accumulated amortization	(7,985)	(7,039)
Total deferred financing costs, net	$17,252	$17,407
At June 30, 2018 and December 31, 2017, $7.3 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.0 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively, and was included in interest expense.
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

Exchangeable Senior Notes

Issued in August 2014, the $250.0 million 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) are due August 15, 2019. The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. As of June 30, 2018, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.8836 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.27 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three and six months ended June 30, 2018, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.5 million and $4.9 million, respectively, consisting of (i) the contractual interest expense of $1.7 million and $3.3 million, respectively, (ii) the additional non-cash interest expense of $0.6 million and $1.3 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2017, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.5 million and $4.9 million, respectively, consisting of (i) the contractual interest expense of $1.7 million and $3.3 million, respectively, (ii) the additional non-cash interest expense of $0.6 million and $1.3 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.2 million and $0.3 million, respectively.

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

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Accrued capital expenditures	$96,439	$71,769
Accounts payable and accrued expenses	27,655	32,509
Interest rate swap agreements liability	—	436
Accrued interest payable	5,161	5,687
Due to affiliated companies	689	448
Total accounts payable and accrued expenses	$129,944	$110,849

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2018, we did not have any derivatives in a net liability position.

As of June 30, 2018 and December 31, 2017, we had one interest rate LIBOR swap with an aggregate notional value of $265.0 million. The notional value does not represent exposure to credit, interest rate or market risks. As of June 30, 2018, the fair value of this derivative instrument amounted to $6.0 million which is included in prepaid expenses and other assets on the condensed consolidated balance sheet. As of December 31, 2017, the fair value of this derivative instrument amounted to ($0.4 million) which was included in accounts payable and accrued expenses on the condensed consolidated balance sheet. This interest rate swap has been designated as a cash flow hedge and hedges the future cash outflows on our term loan facility that is subject to a floating interest rate. As of June 30, 2018 and 2017, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $2.3 million and $(14.4) million for the three months ended June 30, 2018 and 2017, respectively, and a net unrealized gain (loss) of $7.1 million and $(13.0) million for the six months ended June 30, 2018 and 2017, respectively, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(0.6) million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months relating to the interest rate swap contract in effect as of June 30, 2018.
As of June 30, 2018 and December 31, 2017, the deferred net losses from terminated hedges amounted to $14.4 million and $15.1 million, respectively, which are included in accumulated other comprehensive income (loss) related to derivatives. We will reclassify into earnings, as an increase to interest expense, approximately $1.5 million within the next 12 months related to the deferred losses from the terminated hedges. For the three and six months ended June 30, 2017, we also recognized a loss of $0.04 million and $0.3 million, respectively, from derivative financial instruments, incurred in connection with the partial termination and re-designation of related cash flow hedges on a $20.0 million notional amount.
The table below summarizes the terms of the agreement and the fair value of our derivative financial instrument as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

						June 30, 2018		December 31, 2017
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$6,018	$—	$—	$(436)
						$6,018	$—	$—	$(436)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Amount of gain (loss) recognized in other comprehensive income (loss)	$1,763	$(14,410)	$5,943	$(13,016)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(536)	(43)	(1,135)	(43)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total interest (expense) presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$(20,525)	$(17,477)	$(38,116)	$(35,219)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(536)	(43)	(1,135)	(43)

Fair Valuation

The estimated fair values at June 30, 2018 and December 31, 2017 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$6,018	$6,018	$—	$6,018	$—
Interest rate swaps included in accounts payable and accrued expenses	—	—	—	—	—
Mortgage notes payable	610,026	583,208	—	—	583,208
Senior unsecured notes - Exchangeable	246,372	254,558	—	254,558	—
Senior unsecured notes - Series A, B, C, D, E and F	798,201	785,099	—	—	785,099
Unsecured term loan facility	263,900	265,000	—	—	265,000

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	436	436	—	436	—
Mortgage notes payable	717,164	707,300	—	—	707,300
Senior unsecured notes - Exchangeable	244,739	275,723	—	275,723	—
Senior unsecured notes - Series A, B, C and D	463,156	460,352	—	—	460,352
Unsecured term loan facility	263,662	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of June 30, 2018, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Unfunded Capital Expenditures
At June 30, 2018, we estimate that we will incur approximately $87.6 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at June 30, 2018 were as follows (amounts in thousands):

2018	$759
2019	1,518
2020	1,518
2021	1,518
2022	1,518
Thereafter	69,816
$76,647

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2018, we held on deposit at various major financial institutions cash and cash equivalents, restricted cash and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2018, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of June 30, 2018, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended,		Six Months Ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income attributable to common stockholders	$16,651	$16,584	$26,419	$26,569
Increase in additional paid-in capital for the conversion of OP Units into common stock	15,678	1,323	25,840	9,134
Change from net income attributable to common stockholders and transfers from non-controlling interests	$32,329	$17,907	$52,259	$35,703
As of June 30, 2018, there were 303,333,599 OP Units outstanding, of which 167,704,632, or 55.3%, were owned by us and 135,628,967, or 44.7%, were owned by other partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $17.6 million and $34.8 million for the three and six months ended June 30, 2018, respectively, and 16.6 million and 33.1 million for the three and six months ended June 30, 2017, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $14.3 million and $28.6 million for the three and six months ended June 30, 2018, respectively, and $14.9 million and $29.8 million for the three and six months ended 2017, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of June 30, 2018, 4.3 million shares of common stock remain available for future issuance.
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
In May 2018, we made grants of LTIP units to our non-employee directors under the 2013 Plan. At such time, we granted a total of 65,000 LTIP units that are subject to time-based vesting with fair market values of $1.0 million. The awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors.
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
LTIP units and restricted stock issued during the six months ended June 30, 2018 were valued at $23.6 million. The weighted-average per unit or share fair value was $8.54 for grants issued in 2018. The per unit or share granted in 2018 was estimated on the respective dates of grant using the following assumptions: an expected life of 5.6 years, a dividend rate of 2.30%, a risk-free interest rate of 2.50%, and an expected price volatility of 17.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2018.

The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2018:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2017	90,791	3,588,609	$11.20
Vested	(30,693)	(492,877)	14.58
Granted	39,608	2,719,801	8.54
Forfeited or unearned	(7,811)	(103,490)	8.52
Unvested balance at June 30, 2018	91,895	5,712,043	$9.68
The LTIP unit and restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.1 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 2017, respectively. Unrecognized compensation expense was $1.2 million at June 30, 2018, which will be recognized over a weighted average period of 2.4 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.5 million and $7.9 million for the three and six months ended June 30, 2018, respectively, and $3.6 million and $6.2 million for the three and six months ended June 30, 2017, respectively. Unrecognized compensation expense was $36.9 million at June 30, 2018, which will be recognized over a weighted average period of 2.5 years.

Earnings Per Share
Earnings per share for the three and six months ended June 30, 2018 and 2017 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,		Six Months Ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator - Basic:
Net income	$30,184	$31,359	$48,242	$50,504
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Net income attributable to non-controlling interests	(13,299)	(14,541)	(21,355)	(23,467)
Earnings allocated to unvested shares	(10)	(10)	(16)	(17)
Net income attributable to common stockholders - basic	$16,641	$16,574	$26,403	$26,552

Numerator - Diluted:
Net income	$30,184	$31,359	$48,242	$50,504
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Earnings allocated to unvested shares	(10)	(10)	(16)	(17)
Net income attributable to common stockholders - diluted	$29,940	$31,115	$47,758	$50,019

Denominator:
Weighted average shares outstanding - basic	165,256	157,921	164,311	157,265
Operating partnership units	131,988	138,467	132,717	139,123
Effect of dilutive securities:
Stock-based compensation plans	—	973	1	874
Exchangeable senior notes	—	1,037	—	918
Weighted average shares outstanding - diluted	297,244	298,398	297,029	298,180

Earnings per share:
Basic	$0.10	$0.10	$0.16	$0.17
Diluted	$0.10	$0.10	$0.16	$0.17
There were 414,801 and 417,074 antidilutive shares and LTIP units for the three and six months ended June 30, 2018, respectively, and 909,591 and 766,078 antidilutive shares and LTIP units for the three and six months ended June 30, 2017, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.3 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and 0.2 million for the six months ended June 30, 2018 and 2017, respectively. These fees are included within third-party management and other fees.

Other
We receive rent generally at market rental rate for 5,351 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. We also have agreements with these entities to provide them with general computer-related support. Total revenue aggregated $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.0 million as of June 30, 2018.
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

The following tables provide components of segment profit for each segment for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$124,038	$—	$—	$124,038
Intercompany rental revenue	21,990	—	(21,990)	—
Tenant expense reimbursement	16,205	—	—	16,205
Observatory revenue	—	35,201	—	35,201
Lease termination fees	357	—	—	357
Third-party management and other fees	376	—	—	376
Other revenue and fees	2,352	—	—	2,352
Total revenues	165,318	35,201	(21,990)	178,529
Operating expenses:
Property operating expenses	39,418	—	—	39,418
Intercompany rent expense	—	21,990	(21,990)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	13,225	—	—	13,225
Observatory expenses	—	7,678	—	7,678
Real estate taxes	26,743	—	—	26,743
Depreciation and amortization	39,452	16	—	39,468
Total operating expenses	121,170	29,684	(21,990)	128,864
Total operating income	44,148	5,517	—	49,665
Other income (expense):
Interest income	2,499	—	—	2,499
Interest expense	(20,525)	—	—	(20,525)
Income before income taxes	26,122	5,517	—	31,639
Income tax (expense) benefit	(268)	(1,187)	—	(1,455)
Net income	$25,854	$4,330	$—	$30,184
Segment assets	$3,902,676	$260,229	$—	$4,162,905
Expenditures for segment assets	$61,017	$15,872	$—	$76,889

	Three Months Ended June 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$120,844	$—	$—	$120,844
Intercompany rental revenue	20,675	—	(20,675)	—
Tenant expense reimbursement	17,569	—	—	17,569
Observatory revenue	—	33,966	—	33,966
Lease termination fees	1,251	—	—	1,251
Third-party management and other fees	392	—	—	392
Other revenue and fees	2,327	—	—	2,327
Total revenues	163,058	33,966	(20,675)	176,349
Operating expenses:
Property operating expenses	38,529	—	—	38,529
Intercompany rent expense	—	20,675	(20,675)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	12,579	—	—	12,579
Observatory expenses	—	7,176	—	7,176
Real estate taxes	24,542	—	—	24,542
Depreciation and amortization	40,458	74	—	40,532
Total operating expenses	118,440	27,925	(20,675)	125,690
Total operating income	44,618	6,041	—	50,659
Other income (expense):
Interest income	775	—	—	775
Interest expense	(17,477)	—	—	(17,477)
Loss from derivative financial instruments	(42)	—	—	(42)
Income before income taxes	27,874	6,041	—	33,915
Income tax (expense) benefit	(413)	(2,143)	—	(2,556)
Net income	$27,461	$3,898	$—	$31,359
Segment assets	$3,579,873	$251,328	$—	$3,831,201
Expenditures for segment assets	$54,474	$6,850	$—	$61,324

	Six Months Ended June 30, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$246,349	$—	$—	$246,349
Intercompany rental revenue	35,551	—	(35,551)	—
Tenant expense reimbursement	33,999	—	—	33,999
Observatory revenue	—	56,450	—	56,450
Lease termination fees	979	—	—	979
Third-party management and other fees	839	—	—	839
Other revenue and fees	7,184	—	—	7,184
Total revenues	324,901	56,450	(35,551)	345,800
Operating expenses:
Property operating expenses	83,603	—	—	83,603
Intercompany rent expense	—	35,551	(35,551)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	25,853	—	—	25,853
Observatory expenses	—	15,014	—	15,014
Real estate taxes	53,487	—	—	53,487
Depreciation and amortization	79,317	34	—	79,351
Total operating expenses	246,923	50,599	(35,551)	261,971
Total operating income	77,978	5,851	—	83,829
Other income (expense):
Interest income	3,724	—	—	3,724
Interest expense	(38,116)	—	—	(38,116)
Income before income taxes	43,586	5,851	—	49,437
Income tax expense	(575)	(620)	—	(1,195)
Net income	$43,011	$5,231	$—	$48,242
Expenditures for segment assets	$95,816	$27,423	$—	$123,239

	Six Months Ended June 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$237,957	$—	$—	$237,957
Intercompany rental revenue	34,053	—	(34,053)	—
Tenant expense reimbursement	33,543	—	—	33,543
Observatory revenue	—	54,906	—	54,906
Lease termination fees	9,189	—	—	9,189
Third-party management and other fees	743	—	—	743
Other revenue and fees	4,344	—	—	4,344
Total revenues	319,829	54,906	(34,053)	340,682
Operating expenses:
Property operating expenses	80,739	—	—	80,739
Intercompany rent expense	—	34,053	(34,053)	—
Ground rent expense	4,663	—	—	4,663
General and administrative expenses	23,667	—	—	23,667
Observatory expenses	—	14,431	—	14,431
Real estate taxes	49,100	—	—	49,100
Depreciation and amortization	81,291	87	—	81,378
Total operating expenses	239,460	48,571	(34,053)	253,978
Total operating income	80,369	6,335	—	86,704
Other income (expense):
Interest income	1,396	—	—	1,396
Interest expense	(35,219)	—	—	(35,219)
Loss from derivative financial instruments	(289)	—	—	(289)
Income before income taxes	46,257	6,335	—	52,592
Income tax expense	(696)	(1,392)	—	(2,088)
Net income	$45,561	$4,943	$—	$50,504
Expenditures for segment assets	$102,534	$6,850	$—	$109,384
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
Highlights for the three months ended June 30, 2018 included:

•	Achieved net income attributable to the Company of $16.7 million and Core Funds From Operations of $71.0 million.

•	Occupancy and leased percentages at June 30, 2018:

•	Total portfolio was 88.4% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.4% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 88.3% occupied; including SLNC, the Manhattan office portfolio was 91.9% leased.

•	Retail portfolio was 88.3% occupied; including SLNC, the retail portfolio was 91.1% leased.

•	Empire State Building was 92.9% occupied; including SLNC, was 94.6% leased.

•
Signed 37 leases, representing 143,417 rentable square feet across the total portfolio, and achieved a portfolio-wide 17.9% increase in mark-to-market rent over previous fully escalated rents on new, renewal, and expansion leases.

•
Signed 15 new leases representing 83,251 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), and achieved an increase of 26.5% in mark-to-market rent over previous fully escalated rents.

•	Empire State Building Observatory revenue for the second quarter 2018 grew 3.6% to $35.2 million from $34.0 million in the second quarter 2017.

•	Declared a dividend of $0.105 per share.
As of June 30, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 513,196 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of June 30, 2018, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,708 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Six Months Ended June 30,
	2018		2017
Office leases	$65,407	42.6%	$62,083	42.7%
Retail leases	3,716	2.4%	3,701	2.5%
Tenant reimbursements & other income	15,939	10.4%	10,773	7.4%
Observatory operations	56,451	36.7%	54,906	37.7%
Broadcasting licenses and leases	12,102	7.9%	14,064	9.7%
Total	$153,615	100.0%	$145,527	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through June 30, 2018, we have invested a total of approximately $836.0 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
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
We anticipate that we will invest approximately $160 million in total over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $64.0 million through June 30, 2018. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.

The elevator servicing the 102nd floor observatory was closed to visitors during the first quarter of 2018 for planned replacement of the machinery and a new glass cab for the elevator which serves it.  We have more work to do on the 102nd floor component of our Observatory upgrade program and we anticipate that we will close the 102nd floor in early 2019 for as long as nine months.  Revenue for the 102nd floor observatory was $11.4 million in 2017.
The Greater New York Metropolitan Area office market is soft and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.
As of June 30, 2018, excluding principal amortization, we have approximately $250.0 million of debt maturing in 2019, and we had total debt outstanding of approximately $1.9 billion, with a weighted average interest rate of 3.84% (excluding discount), a weighted average maturity of 8.6 years and 100.0% of which is fixed-rate indebtedness. As of June 30, 2018, we had cash and cash equivalents and short-term investments of $651.8 million. Our consolidated net debt to total market capitalization was approximately 19.7% as of June 30, 2018.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017, respectively.
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following table summarizes our historical results of operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change	%
Revenues:
Rental revenue	$124,038	$120,844	$3,194	2.6%
Tenant expense reimbursement	16,205	17,569	(1,364)	(7.8)%
Observatory revenue	35,201	33,966	1,235	3.6%
Lease termination fees	357	1,251	(894)	(71.5)%
Third-party management and other fees	376	392	(16)	(4.1)%
Other revenues and fees	2,352	2,327	25	1.1%
Total revenues	178,529	176,349	2,180	1.2%
Operating expenses:
Property operating expenses	39,418	38,529	889	(2.3)%
Ground rent expenses	2,332	2,332	—	—%
General and administrative expenses	13,225	12,579	646	(5.1)%
Observatory expenses	7,678	7,176	502	(7.0)%
Real estate taxes	26,743	24,542	2,201	(9.0)%
Depreciation and amortization	39,468	40,532	(1,064)	2.6%
Total operating expenses	128,864	125,690	3,174	(2.5)%
Operating income	49,665	50,659	(994)	(2.0)%
Other income (expense):
Interest income	2,499	775	1,724	222.5%
Interest expense	(20,525)	(17,477)	(3,048)	(17.4)%
Loss from derivative financial instruments	—	(42)	42	100.0%
Income before income taxes	31,639	33,915	(2,276)	(6.7)%
Income tax expense	(1,455)	(2,556)	1,101	43.1%
Net income	30,184	31,359	(1,175)	(3.7)%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to non-controlling interests	(13,299)	(14,541)	1,242	8.5%
Net income attributable to common stockholders	$16,651	$16,584	$67	0.4%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a reduction in electric expense reimbursements.
Observatory Revenue
Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price.
Lease Termination Fees
The three months ended June 30, 2017 included two lease termination fees, totaling $1.0 million, whereas the three months ended June 30, 2018 had minimal lease termination fees.

Third-Party Management and Other Fees
Third-party management fees were consistent with 2017.
Other Revenues and Fees
Other revenue and fees were consistent with 2017.
Property Operating Expenses
The increase in property operating expenses was primarily due to increased repairs and maintenance expenses and higher labor costs.
Ground Rent Expenses
Ground rent expense was consistent with 2017.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expense.
Observatory Expenses
Observatory expenses increased primarily due to higher repairs and maintenance costs and higher marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Depreciation and Amortization

The decrease in depreciation and amortization was primarily due to lower amortization of purchase accounting deferred leasing costs associated with 2013 and 2014 acquisitions as these costs become fully amortized.
Interest Income
Interest income increased primarily due to higher interest rates on cash balances.
Interest Expense
Interest expense increased due to higher outstanding principal balances.
Loss from Derivative Financial Instruments
There were no interest rate swaps or cash flow hedges terminated during the three months ended June 30, 2018.
Income Taxes
The decrease in income tax expense was attributable to lower federal tax rates.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table summarizes our historical results of operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Change	%
Revenues:
Rental revenue	$246,349	$237,957	$8,392	3.5%
Tenant expense reimbursement	33,999	33,543	456	1.4%
Observatory revenue	56,450	54,906	1,544	2.8%
Lease termination fees	979	9,189	(8,210)	(89.3)%
Third-party management and other fees	839	743	96	12.9%
Other revenues and fees	7,184	4,344	2,840	65.4%
Total revenues	345,800	340,682	5,118	1.5%
Operating expenses:
Property operating expenses	83,603	80,739	2,864	(3.5)%
Ground rent expenses	4,663	4,663	—	—%
General and administrative expenses	25,853	23,667	2,186	(9.2)%
Observatory expenses	15,014	14,431	583	(4.0)%
Real estate taxes	53,487	49,100	4,387	(8.9)%
Depreciation and amortization	79,351	81,378	(2,027)	2.5%
Total operating expenses	261,971	253,978	7,993	(3.1)%
Operating income	83,829	86,704	(2,875)	(3.3)%
Other income (expense):
Interest income	3,724	1,396	2,328	166.8%
Interest expense	(38,116)	(35,219)	(2,897)	(8.2)%
Loss from derivative financial instruments	—	(289)	289	100.0%
Income before income taxes	49,437	52,592	(3,155)	(6.0)%
Income tax expense	(1,195)	(2,088)	893	42.8%
Net income	48,242	50,504	(2,262)	(4.5)%
Private perpetual preferred unit distributions	(468)	(468)	—	—%
Net income attributable to non-controlling interests	(21,355)	(23,467)	2,112	9.0%
Net income attributable to common stockholders	$26,419	$26,569	$(150)	(0.6)%

Rental Revenue

The increase in rental income was primarily attributable to increased rental rates.

Tenant Expense Reimbursement

Tenant expense reimbursements were consistent with 2017.

Observatory Revenue

Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price, partially offset by the scheduled closure of the 102nd floor observation deck in the first quarter 2018 for replacement of original elevator machinery.
Lease Termination Fees
The six months ended June 30, 2017 included three significant lease termination fees, totaling $8.5 million, whereas the six months ended June 30, 2018 had minimal lease termination fees.

Third-Party Management and Other Fees

Third-party management fees were consistent with 2017.

Other Revenues and Fees

The increase in other revenues and fees was primarily due to a $2.8 million settlement with a former broadcast tenant for the six months ended June 30, 2018.

Property Operating Expenses

The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher labor costs.

Ground Rent Expenses

Ground rent expense was consistent with 2016.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increased equity compensation expense.

Observatory Expenses

Observatory expenses increased primarily due to higher repairs and maintenance costs and higher payroll and marketing costs.

Real Estate Taxes

The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Depreciation and Amortization

The decrease in depreciation and amortization was primarily due to lower amortization of purchase accounting deferred leasing costs associated with 2013 and 2014 acquisitions as these costs become fully amortized.

Interest Income

Interest income increased primarily due to higher interest rates on cash balances.

Interest Expense

Interest expense increased due to higher outstanding principal balances.

Loss from Derivative Financial Instruments

There were no interest rate swaps or cash flow hedges terminated during the six months ended June 30, 2018.

Income Taxes

The decrease in income tax expense was attributable to lower federal tax rates.

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

At June 30, 2018, we had approximately $651.8 million available in cash and cash equivalents and short-term investments and there was $1.1 billion available under our unsecured revolving credit facility.

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

As of June 30, 2018, we had approximately $1.9 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.84% (excluding discounts) and a weighted average maturity of 8.6 years. As of June 30, 2018, exclusive of principal amortization, we have approximately $250.0 million of debt maturing in 2019. Our consolidated net debt to total market capitalization was approximately 19.7% as of June 30, 2018.

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
As of June 30, 2018, we were in compliance with the covenants (dollars in thousands):

Financial covenant	Required	June 30, 2018	In Compliance
Maximum total leverage	< 60%	28.6%	Yes
Maximum secured debt	< 40%	9.1%	Yes
Minimum fixed charge coverage	> 1.50x	4.0x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.4x	Yes
Maximum unsecured leverage	< 60%	24.5%	Yes
Minimum tangible net worth	$1,252,954	$1,755,701	Yes
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
Capital Expenditures
The following tables summarize our leasing commission costs, tenant improvement costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).

Office Properties(1)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2018	2017
Number of leases signed(2)	75	72
Total square feet	395,912	458,242
Leasing commission costs(3)	$5,316	$8,126
Tenant improvement costs(3)	22,167	30,307
Total leasing commissions and tenant improvement costs(3)	$27,483	$38,433
Leasing commission costs per square foot(3)	$13.43	$17.73
Tenant improvement costs per square foot(3)	55.99	66.14
Total leasing commissions and tenant improvement costs per square foot(3)	$69.42	$83.87
Retail Properties(4)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2018	2017
Number of leases signed(2)	3	6
Total square feet	7,035	72,616
Leasing commission costs(3)	$197	$3,355
Tenant improvement costs(3)	196	2,021
Total leasing commissions and tenant improvement costs(3)	$393	$5,376
Leasing commission costs per square foot(3)	$28.07	$46.20
Tenant improvement costs per square foot(3)	27.91	27.83
Total leasing commissions and tenant improvement costs per square foot(3)	$55.98	$74.03
_______________

(1)
Excludes an aggregate of 513,196 and 495,310 rentable square feet of retail space in our Manhattan office properties in 2018 and 2017, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 513,196 and 495,310 rentable square feet of retail space in our Manhattan office properties in 2018 and 2017, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six Months Ended June 30,
	2018	2017
Total Portfolio
Capital expenditures (1)	$67,106	$55,541
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of June 30, 2018, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $87.6 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $63.9 million and $63.4 million have been made to securityholders for the six months ended June 30, 2018 and 2017, respectively.
Cash Flows
Comparison of Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Net cash. Cash and cash equivalents and restricted cash were $310.5 million and $509.0 million, respectively, as of June 30, 2018 and 2017. The decrease was primarily attributable to investments in short-term time deposits offset by net proceeds from the issuance of debt during the six months ended June 30, 2018.
Operating activities. Net cash provided by operating activities increased by $17.4 million, to $109.7 million, for the six months ended June 30, 2018 compared to $92.3 million for the six months ended June 30, 2017, primarily due to changes in working capital.
Investing activities. Net cash used in investing activities increased by $395.0 million, to $498.6 million, for the six months ended June 30, 2018 compared to $103.6 million for the six months ended June 30, 2017, due to investments in short-term time deposits during the second quarter 2018.
Financing activities. Net cash provided by financing activities increased by $264.8 million, to $169.2 million provided by financing activities for the six months ended June 30, 2018 compared to $95.6 million used in financing activities for the six months ended June 30, 2017, primarily due to net proceeds on issuance of debt in March 2018.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$30,184	$31,359	$48,242	$50,504
Add:
General and administrative expenses	13,225	12,579	25,853	23,667
Depreciation and amortization	39,468	40,532	79,351	81,378
Interest expense	20,525	17,477	38,116	35,219
Loss from derivative financial instruments	—	42	—	289
Income tax expense	1,455	2,556	1,195	2,088
Less:
Third-party management and other fees	(376)	(392)	(839)	(743)
Interest income	(2,499)	(775)	(3,724)	(1,396)
Net operating income	$101,982	$103,378	$188,194	$191,006
Other Net Operating Income Data
Straight-line rental revenue	$5,809	$7,722	$11,662	$13,720
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,551	$1,119	$2,719	$2,548
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$30,184	$31,359	$48,242	$50,504
Private perpetual preferred unit distributions	(234)	(234)	(468)	(468)
Real estate depreciation and amortization	39,049	40,132	78,517	80,556
FFO attributable to common stockholders and non-controlled interests	68,999	71,257	126,291	130,592
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common stockholders and non-controlled interests	70,957	73,215	130,207	134,508
Core FFO attributable to common stockholders and non-controlled interests	$70,957	$73,215	$130,207	$134,508

Weighted average shares and Operating Partnership Units
Basic	297,244	296,388	297,028	296,388
Diluted	297,244	298,398	297,029	298,180

Factors That May Influence Future Results of Operations
Leasing
We signed 1.3 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2017. During the six months ended June 30, 2018, we signed 0.4 million rentable square feet of new leases, expansions and renewals.
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
As of June 30, 2018, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.6% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 4.8% and 7.2% of net rentable square footage of the properties in our portfolio will expire in 2018 and in 2019, respectively. These leases are expected to represent approximately 4.8% and 7.3%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the second quarter 2018 was $35.2 million, a 3.6% increase from $34.0 million for the second quarter 2017. The 102nd floor Observatory was closed during the first quarter 2018 for replacement of original elevator machinery with a new, higher speed glass elevator. The Observatory hosted approximately 1,078,000 visitors in the second quarter 2018 versus 1,126,000 visitors in the second quarter 2017, a decrease of 4.3%. For 2018, the Easter holiday was split between the first and second quarters whereas in the prior year, the Easter holiday fell entirely within the second quarter. In the second quarter 2018, there were 11 bad weather days compared to 15 bad weather days in the second quarter 2017.
Observatory revenue was $56.5 million for the six months ended June 30, 2018, a 2.8% increase from $54.9 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, the Observatory hosted approximately 1,738,000 visitors, compared to 1,762,000 visitors for the same period in 2017, a decrease of 1.4%. For the six months ended June 30, 2018, there were 26 bad weather days compared to 37 bad weather days in the six months ended June 30, 2017.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the six months ended June 30, 2018 and 2017, we derived $10.4 million and $10.6 million of revenue, respectively, and $1.7 million and $3.5 million of expense reimbursements, respectively, from the Empire State Building’s broadcasting licenses and related leases. During the second half 2018, licenses and related leases totaling $4.6 million are expected to expire and in 2019, licenses and related leases totaling $0.3 million are expected to expire.

Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of June 30, 2018, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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

As of June 30, 2018, we had one interest rate LIBOR swap agreement, with an effective date of August 31, 2017 and a notional value of $265.0 million, and which fixed the LIBOR rate on our unsecured term loan facility at 2.1485% and will mature on August 24, 2022. This interest rate swap has been designated as a cash flow hedge and is deemed highly effective with a fair value of $6.0 million which is included in prepaid expenses and other assets on the condensed consolidated balance sheet as of June 30, 2018.
As of June 30, 2018, the weighted average interest rate on the $1.9 billion of fixed-rate indebtedness outstanding was 3.84% per annum, with maturities at various dates through March 22, 2033.
As of June 30, 2018, the fair value of our outstanding debt was approximately $1.9 billion, which was approximately $30.6 million less than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of June 30, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2018, pursuant to an August 2016 Stockholders Agreement between the Company and QIA (the “Stockholders Agreement”), the Company sold 284,015 shares of Class A common stock (the “Top Up Shares”) to QIA pursuant to its “top-up” right to acquire its 9.9% pro rata share of new equity securities issued during the first quarter of 2018 (in this case, equity compensation).  The aggregate purchase price which QIA paid to the Company for the Top Up Shares was $4.7 million, or $16.72 per share of Class A common stock, in accordance with a formula in the Stockholders Agreement equal to the average closing price per share during the five (5) consecutive trading days immediately preceding the issuance of the applicable new equity securities.

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

EMPIRE STATE REALTY TRUST, INC.

Date: August 3, 2018                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2018                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)