Form 10-Q
period 2018-09-30
Empire State Realty Trust, Inc.
filed 2018-11-06
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, par value $0.01 per share	173,008,231
Class B Common Stock, par value $0.01 per share	1,038,804
(Class)	(Outstanding on October 30, 2018)

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,987	7,986
Building and improvements	2,616,772	2,458,473
	2,825,955	2,667,655
Less: accumulated depreciation	(718,959)	(656,900)
Commercial real estate properties, net	2,106,996	2,010,755
Cash and cash equivalents	229,745	464,344
Restricted cash	54,356	65,853
Short-term investments	400,000	—
Tenant and other receivables, net of allowance of $1,616 and $1,422 in 2018 and 2017, respectively	31,342	28,329
Deferred rent receivables, net of allowance of $22 and $185 in 2018 and 2017, respectively	195,455	178,629
Prepaid expenses and other assets	50,663	61,028
Deferred costs, net	244,441	262,701
Acquired below-market ground leases, net	362,355	368,229
Goodwill	491,479	491,479
Total assets	$4,166,832	$3,931,347
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$609,299	$717,164
Senior unsecured notes, net	1,045,362	707,895
Unsecured term loan facility, net	264,023	263,662
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	128,340	110,849
Acquired below-market leases, net	55,662	66,047
Deferred revenue and other liabilities	32,175	40,907
Tenants’ security deposits	42,520	47,086
Total liabilities	2,177,381	1,953,610
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 168,176,734 shares issued and outstanding and 160,424,575 shares issued and outstanding in 2018 and 2017, respectively	1,681	1,604
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,044,169 and 1,052,469 shares issued and outstanding in 2018 and 2017, respectively	10	11
Additional paid-in capital	1,165,080	1,128,460
Accumulated other comprehensive loss	(2,229)	(8,555)
Retained earnings	37,004	46,762
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,201,546	1,168,282
Non-controlling interests in operating partnership	779,901	801,451
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2018 and 2017	8,004	8,004
Total equity	1,989,451	1,977,737
Total liabilities and equity	$4,166,832	$3,931,347

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenue	$123,621	$122,391	$369,970	$360,348
Tenant expense reimbursement	18,627	20,346	52,626	53,889
Observatory revenue	40,241	39,306	96,691	94,212
Lease termination fees	1,185	1,165	2,164	10,354
Third-party management and other fees	312	345	1,151	1,088
Other revenue and fees	2,416	2,993	9,600	7,338
Total revenues	186,402	186,546	532,202	527,229
Operating expenses:
Property operating expenses	42,772	41,270	126,375	122,009
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	13,148	12,899	39,001	36,566
Observatory expenses	8,854	8,648	23,868	23,079
Real estate taxes	28,284	26,901	81,771	76,001
Depreciation and amortization	42,475	38,490	121,826	119,868
Total operating expenses	137,864	130,539	399,835	384,517
Total operating income	48,538	56,007	132,367	142,712
Other income (expense):
Interest income	3,485	774	7,209	2,169
Interest expense	(20,658)	(16,890)	(58,774)	(52,109)
Loss on early extinguishment of debt	—	(2,157)	—	(2,157)
Loss from derivative financial instruments	—	—	—	(289)
Income before income taxes	31,365	37,734	80,802	90,326
Income tax expense	(2,135)	(2,245)	(3,330)	(4,333)
Net income	29,230	35,489	77,472	85,993
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Net income attributable to non-controlling interests	(12,654)	(16,449)	(34,009)	(39,916)
Net income attributable to common stockholders	$16,342	$18,806	$42,761	$45,375

Total weighted average shares:
Basic	167,657	158,102	165,613	157,796
Diluted	297,478	297,871	297,181	298,089

Earnings per share attributable to common stockholders:
Basic	$0.10	$0.12	$0.26	$0.29
Diluted	$0.10	$0.12	$0.26	$0.29

Dividends per share	$0.105	$0.105	$0.315	$0.315

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$29,230	$35,489	$77,472	$85,993
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	3,884	(1,638)	9,827	(14,654)
Less: amount reclassified into interest expense	427	359	1,562	402
Other comprehensive income (loss)	4,311	(1,279)	11,389	(14,252)
Comprehensive income (loss)	33,541	34,210	88,861	71,741
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(12,888)	(16,683)	(34,711)	(40,618)
Other comprehensive (income) loss attributable to non-controlling interests	(1,881)	586	(5,045)	6,670
Comprehensive income (loss) attributable to common stockholders	$18,772	$18,113	$49,105	$37,793

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2018
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2017	160,425	$1,604	1,052	$11	$1,128,460	$(8,555)	$46,762	$1,168,282	$801,451	$8,004	$1,977,737
Issuance of Class A shares	284	3	—	—	4,746	—	—	4,749	—	—	4,749
Conversion of operating partnership units and Class B shares to Class A shares	7,444	74	(8)	(1)	31,605	(18)	—	31,660	(31,660)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	13,795	—	13,795
Restricted stock, net of forfeitures	24	—	—	—	269	—	—	269	—	—	269
Dividends and distributions	—	—	—	—	—	—	(52,519)	(52,519)	(42,739)	(702)	(95,960)
Net income	—	—	—	—	—	—	42,761	42,761	34,009	702	77,472
Other comprehensive income (loss)	—	—	—	—	—	6,344	—	6,344	5,045	—	11,389
Balance at September 30, 2018	168,177	$1,681	1,044	$10	$1,165,080	$(2,229)	$37,004	$1,201,546	$779,901	$8,004	$1,989,451

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$77,472	$85,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,826	119,868
Amortization of non-cash items within interest expense	5,142	919
Amortization of acquired above- and below-market leases, net	(4,387)	(4,154)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(16,662)	(20,590)
Equity based compensation	14,064	10,808
Settlement of derivative contracts	—	(6,335)
Unrealized loss from derivative financial instruments	—	2,157
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(4,566)	213
Tenant and other receivables	(3,176)	(12,119)
Deferred leasing costs	(18,578)	(21,660)
Prepaid expenses and other assets	20,308	13,672
Accounts payable and accrued expenses	(1,181)	(8,917)
Deferred revenue and other liabilities	(8,732)	9,108
Net cash provided by operating activities	187,403	174,836
Cash Flows From Investing Activities
Short-term investments	(400,000)	—
Development costs	(1)	(27)
Additions to building and improvements	(169,622)	(157,579)
Net cash used in investing activities	(569,623)	(157,606)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	160,000	315,000
Repayment of mortgage notes payable	(265,688)	(344,618)
Proceeds from unsecured senior notes	335,000	—
Proceeds from unsecured revolving credit facility and term loan	—	265,000
Repayments of unsecured revolving credit facility and term loan	—	(265,000)
Proceeds from the sale of common stock	4,749	—
Deferred financing costs	(1,977)	(12,186)
Private perpetual preferred unit distributions	(702)	(702)
Dividends paid to common stockholders	(52,518)	(49,843)
Distributions paid to non-controlling interests in the operating partnership	(42,740)	(44,641)
Net cash provided by (used in) financing activities	136,124	(136,990)
Net decrease in cash and cash equivalents and restricted cash	(246,096)	(119,760)
Cash and cash equivalents and restricted cash—beginning of period	530,197	615,885
Cash and cash equivalents and restricted cash—end of period	$284,101	$496,125

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$464,344	$554,371
Restricted cash at beginning of period	65,853	61,514
Cash and cash equivalents and restricted cash at beginning of period	$530,197	$615,885

Cash and cash equivalents at end of period	$229,745	$432,105
Restricted cash at end of period	54,356	64,020
Cash and cash equivalents and restricted cash at end of period	$284,101	$496,125

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,597	$53,918
Cash paid for income taxes	$3,690	$5,004

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$92,506	$72,130
Derivative instruments at fair values included in prepaid expenses and other assets	9,944	—
Derivative instruments at fair values included in accounts payable and accrued expenses	—	13,378
Conversion of operating partnership units and Class B shares to Class A shares	31,660	11,087

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
As of September 30, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 513,437 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of September 30, 2018, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,748 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2018, we owned approximately 55.8% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
Recently Issued or Adopted Accounting Standards
During August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which contain amendments that align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Accordingly, for entities in a hosting arrangement that is a service contract, costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in ASU No. 2018-15 also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. The amendments in ASU No. 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
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
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU No. 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018 and subsequent interim periods. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. This ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease agreements for which we are the lessee. As of September 30, 2018, the remaining contractual payments under our ground lease agreements aggregated $76.3 million. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, we expect that we will no longer capitalize our non-contingent leasing costs and instead will expense these costs as incurred. These costs totaled $4.5 million for the year ended December 31, 2017. During July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which contains amendments which are intended to clarify or to correct unintended application of ASU No. 2016-02. Also during July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases, which provides another transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  The amendments in ASU No. 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component provided that (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted separately, would be classified as an operating lease.  For entities that have not yet adopted ASU No. 2016-02, the effective dates and transition requirements for ASU No. 2018-10 and ASU 2018-11 will be the same as the effective date and transition requirements in ASU No. 2016-02. We continue to evaluate the impact of adopting these new accounting standards on our consolidated financial statements.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Leasing costs	$171,865	$164,751
Acquired in-place lease value and deferred leasing costs	218,810	237,364
Acquired above-market leases	53,208	67,415
	443,883	469,530
Less: accumulated amortization	(206,210)	(215,102)
Total deferred costs, net, excluding net deferred financing costs	$237,673	$254,428
At September 30, 2018 and December 31, 2017, $6.8 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.3 million and $5.8 million for the three months ended September 30, 2018 and 2017, respectively, and $18.4 million and $17.9 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense related to acquired lease intangibles was $2.9 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively, and $9.3 million and $13.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(34,561)	(28,687)
Acquired below-market ground leases, net	$362,355	$368,229

	September 30, 2018	December 31, 2017
Acquired below-market leases	$(120,568)	$(132,026)
Less: accumulated amortization	64,906	65,979
Acquired below-market leases, net	$(55,662)	$(66,047)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $1.7 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $4.4 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	Principal Balance		As of September 30, 2018
	September 30, 2018	December 31, 2017	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$92,372	$93,948	3.59%	3.66%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.44%	7/1/2027
1010 Third Avenue and 77 West 55th Street	39,177	39,710	4.01%	4.20%	1/5/2028
10 Bank Street	33,988	34,602	4.23%	4.35%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	66,602	4.21%	4.26%	2/5/2033
1400 Broadway
(first lien mortgage loan)	—	66,632	—	—	—
(second lien mortgage loan)	—	9,172	—	—	—
111 West 33rd Street
(first lien mortgage loan)	—	74,045	—	—	—
(second lien mortgage loan)	—	9,369	—	—	—
1350 Broadway	—	37,144	—	—	—
Total mortgage debt	615,537	721,224
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:(6)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	—	4.26%	4.27%	3/22/2030
Series F	175,000	—	4.44%	4.45%	3/22/2033
Unsecured revolving credit facility(6)	—	—	(4)	(4)	8/29/2021
Unsecured term loan facility(6)	265,000	265,000	(5)	(5)	8/29/2022
Total principal	1,930,537	1,701,224
Unamortized discount, net of unamortized premium	(2,315)	(3,370)
Deferred financing costs, net	(9,538)	(9,133)
Total	$1,918,684	$1,688,721
______________

(1)	The effective rate is the yield as of September 30, 2018, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At September 30, 2018, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at September 30, 2018 was 3.36%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to an interest rate swap agreement, the LIBOR rate is fixed at 2.1485% through maturity. The rate at September 30, 2018 was 3.35%.

(6)	At September 30, 2018, we were in compliance with all debt covenants.

Mortgage Debt
During January 2018, we refinanced and increased our mortgage debt on 1333 Broadway from $66.6 million to $160.0 million, due February 2033 with interest fixed at 4.21%. A portion of this increase was applied to release the $75.8 million mortgage lien on 1400 Broadway.

Principal Payments
Aggregate required principal payments at September 30, 2018 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2018	$925	$—	$925
2019	3,790	250,000	253,790
2020	3,938	—	3,938
2021	4,090	—	4,090
2022	5,628	265,000	270,628
Thereafter	41,744	1,355,422	1,397,166
Total	$60,115	$1,870,422	$1,930,537

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Financing costs	$25,312	$24,446
Less: accumulated amortization	(9,006)	(7,039)
Total deferred financing costs, net	$16,306	$17,407
At September 30, 2018 and December 31, 2017, $6.8 million and $8.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.1 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively, and was included in interest expense.
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

Exchangeable Senior Notes

Issued in August 2014, the $250.0 million 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) are due August 15, 2019. The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. As of September 30, 2018, the exchange rate of the 2.625% Exchangeable Senior Notes was 51.9443 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.25 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three and nine months ended September 30, 2018, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2017, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million and $7.3 million, respectively, consisting of (i) the contractual interest expense of $1.6 million and $4.9 million, respectively, (ii) the additional non-cash interest expense of $0.7 million and $2.0 million, respectively, relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million and $0.4 million, respectively.

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

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Accrued capital expenditures	$92,506	$71,769
Accounts payable and accrued expenses	31,841	32,509
Interest rate swap agreements liability	—	436
Accrued interest payable	3,447	5,687
Due to affiliated companies	546	448
Total accounts payable and accrued expenses	$128,340	$110,849

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2018, we did not have any derivatives in a net liability position.

As of September 30, 2018 and December 31, 2017, we had interest rate LIBOR swaps with an aggregate notional value of $515.0 million and $265.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2018, the fair value of our derivative instruments amounted to $9.9 million which is included in prepaid expenses and other assets on the condensed consolidated balance sheet. As of December 31, 2017, the fair value of our derivative instruments amounted to $(0.4) million which was included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the future cash outflows on our exchangeable senior notes and also on our term loan facility that is subject to a floating interest rate. As of September 30, 2018 and 2017, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $4.3 million and $(1.3) million for the three months ended September 30, 2018 and 2017, respectively, and a net unrealized gain (loss) of $11.4 million and $(14.3) million for the nine months ended September 30, 2018 and 2017, respectively, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(2.3) million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months relating to interest rate swap contracts in effect as of September 30, 2018.
As of September 30, 2018 and December 31, 2017, the deferred net losses from terminated hedges amounted to $14.1 million and $15.1 million, respectively, which are included in accumulated other comprehensive income (loss) related to derivatives. We will reclassify into earnings, as an increase to interest expense, approximately $1.5 million within the next 12 months related to the deferred losses from the terminated hedges. For the nine months ended September 30, 2017, we recognized a loss of $0.3 million from derivative financial instruments, incurred in connection with the partial termination and re-designation of related cash flow hedges on a $20.0 million notional amount.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

						September 30, 2018		December 31, 2017
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$7,300	$—	$—	$(436)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	1,316	—	—	—
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	1,328	—	—	—
						$9,944	$—	$—	$(436)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount of gain (loss) recognized in other comprehensive income (loss)	$3,884	$(1,638)	$9,827	$(14,654)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(427)	(359)	(1,562)	(402)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total interest (expense) presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$(20,658)	$(16,890)	$(58,774)	$(52,109)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(427)	(359)	(1,562)	(402)

Fair Valuation

The estimated fair values at September 30, 2018 and December 31, 2017 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$9,944	$9,944	$—	$9,944	$—
Interest rate swaps included in accounts payable and accrued expenses	—	—	—	—	—
Mortgage notes payable	609,299	574,238	—	—	574,238
Senior unsecured notes - Exchangeable	247,114	251,563	—	251,563	—
Senior unsecured notes - Series A, B, C, D, E and F	798,248	773,375	—	—	773,375
Unsecured term loan facility	264,023	265,000	—	—	265,000

	December 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$—	$—	$—	$—	$—
Interest rate swaps included in accounts payable and accrued expenses	436	436	—	436	—
Mortgage notes payable	717,164	707,300	—	—	707,300
Senior unsecured notes - Exchangeable	244,739	275,723	—	275,723	—
Senior unsecured notes - Series A, B, C and D	463,156	460,352	—	—	460,352
Unsecured term loan facility	263,662	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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
8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2018, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and concluded in August 2018. Post-hearing briefing is currently scheduled to be completed by January 17, 2019.

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
Unfunded Capital Expenditures
At September 30, 2018, we estimate that we will incur approximately $91.5 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Ground Leases
Aggregate required payments on ground leases at September 30, 2018 were as follows (amounts in thousands):

2018	$380
2019	1,518
2020	1,518
2021	1,518
2022	1,518
Thereafter	69,816
$76,268

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2018, we held on deposit at various major financial institutions cash and cash equivalents, restricted cash and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2018, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2018, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income attributable to common stockholders	$16,342	$18,806	$42,761	$45,375
Increase in additional paid-in capital for the conversion of OP Units into common stock	5,765	1,953	31,605	11,087
Change from net income attributable to common stockholders and transfers from non-controlling interests	$22,107	$20,759	$74,366	$56,462
As of September 30, 2018, there were 303,333,599 OP Units outstanding, of which 169,220,903, or 55.8%, were owned by us and 134,112,696, or 44.2%, were owned by other partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $17.7 million and $52.5 million for the three and nine months ended September 30, 2018, respectively, and $16.7 million and $49.8 million for the three and nine months ended September 30, 2017, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $14.1 million and $42.7 million for the three and nine months ended September 30, 2018, respectively, and $14.8 million and $44.6 million for the three and nine months ended September 30, 2017, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.
Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of September 30, 2018, 4.3 million shares of common stock remain available for future issuance.
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
LTIP units and restricted stock issued during the nine months ended September 30, 2018 were valued at $23.6 million. The weighted-average per unit or share fair value was $8.54 for grants issued in 2018. The per unit or share granted in 2018 was estimated on the respective dates of grant using the following assumptions: an expected life of 5.6 years, a dividend rate of 2.30%, a risk-free interest rate of 2.50%, and an expected price volatility of 17.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2018.
The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2018:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2017	90,791	3,588,609	$11.20
Vested	(30,693)	(492,877)	14.58
Granted	39,608	2,719,801	8.54
Forfeited or unearned	(7,811)	(103,490)	8.52
Unvested balance at September 30, 2018	91,895	5,712,043	$9.68
The LTIP unit and restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.4 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2017, respectively. Unrecognized compensation expense was $1.2 million at September 30, 2018, which will be recognized over a weighted average period of 2.2 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.5 million and $12.4 million for the three and nine months ended September 30, 2018, respectively, and $3.7 million and $9.9 million for the three and nine months ended September 30, 2017, respectively. Unrecognized compensation expense was $32.0 million at September 30, 2018, which will be recognized over a weighted average period of 2.3 years.

Earnings Per Share
Earnings per share for the three and nine months ended September 30, 2018 and 2017 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,		Nine Months Ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator - Basic:
Net income	$29,230	$35,489	$77,472	$85,993
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Net income attributable to non-controlling interests	(12,654)	(16,449)	(34,009)	(39,916)
Earnings allocated to unvested shares	(10)	(11)	(26)	(28)
Net income attributable to common stockholders - basic	$16,332	$18,795	$42,735	$45,347

Numerator - Diluted:
Net income	$29,230	$35,489	$77,472	$85,993
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Earnings allocated to unvested shares	(10)	(11)	(26)	(28)
Net income attributable to common stockholders - diluted	$28,986	$35,244	$76,744	$85,263

Denominator:
Weighted average shares outstanding - basic	167,657	158,102	165,613	157,796
Operating partnership units	129,821	138,287	131,567	138,593
Effect of dilutive securities:
Stock-based compensation plans	—	762	1	848
Exchangeable senior notes	—	720	—	852
Weighted average shares outstanding - diluted	297,478	297,871	297,181	298,089

Earnings per share:
Basic	$0.10	$0.12	$0.26	$0.29
Diluted	$0.10	$0.12	$0.26	$0.29
There were 541,947 and 458,698 antidilutive shares and LTIP units for the three and nine months ended September 30, 2018, respectively, and 954,533 and 840,092 antidilutive shares and LTIP units for the three and nine months ended September 30, 2017, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. These fees are included within third-party management and other fees.

Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at market rental rate for 5,351 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay an allocable pro rata share of the cost to such tenant. We also have agreements with these entities to provide them with general computer-related support. Total revenue aggregated $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.1 million as of September 30, 2018.
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

The following tables provide components of segment profit for each segment for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$123,621	$—	$—	$123,621
Intercompany rental revenue	23,805	—	(23,805)	—
Tenant expense reimbursement	18,627	—	—	18,627
Observatory revenue	—	40,241	—	40,241
Lease termination fees	1,185	—	—	1,185
Third-party management and other fees	312	—	—	312
Other revenue and fees	2,416	—	—	2,416
Total revenues	169,966	40,241	(23,805)	186,402
Operating expenses:
Property operating expenses	42,772	—	—	42,772
Intercompany rent expense	—	23,805	(23,805)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	13,148	—	—	13,148
Observatory expenses	—	8,854	—	8,854
Real estate taxes	28,284	—	—	28,284
Depreciation and amortization	42,458	17	—	42,475
Total operating expenses	128,993	32,676	(23,805)	137,864
Total operating income	40,973	7,565	—	48,538
Other income (expense):
Interest income	3,485	—	—	3,485
Interest expense	(20,658)	—	—	(20,658)
Income before income taxes	23,800	7,565	—	31,365
Income tax expense	(277)	(1,858)	—	(2,135)
Net income	$23,523	$5,707	$—	$29,230
Segment assets	$3,904,454	$262,378	$—	$4,166,832
Expenditures for segment assets	$52,613	$14,507	$—	$67,120

	Three Months Ended September 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$122,391	$—	$—	$122,391
Intercompany rental revenue	23,301	—	(23,301)	—
Tenant expense reimbursement	20,346	—	—	20,346
Observatory revenue	—	39,306	—	39,306
Lease termination fees	1,165	—	—	1,165
Third-party management and other fees	345	—	—	345
Other revenue and fees	2,993	—	—	2,993
Total revenues	170,541	39,306	(23,301)	186,546
Operating expenses:
Property operating expenses	41,270	—	—	41,270
Intercompany rent expense	—	23,301	(23,301)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	12,899	—	—	12,899
Observatory expenses	—	8,648	—	8,648
Real estate taxes	26,901	—	—	26,901
Depreciation and amortization	38,473	17	—	38,490
Total operating expenses	121,874	31,966	(23,301)	130,539
Total operating income	48,667	7,340	—	56,007
Other income (expense):
Interest income	774	—	—	774
Interest expense	(16,890)	—	—	(16,890)
Loss on early extinguishment of debt	(2,157)	—	—	(2,157)
Income before income taxes	30,394	7,340	—	37,734
Income tax expense	(264)	(1,981)	—	(2,245)
Net income	$30,130	$5,359	$—	$35,489
Segment assets	$3,582,935	$265,999	$—	$3,848,934
Expenditures for segment assets	$40,320	$13,411	$—	$53,731

	Nine Months Ended September 30, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$369,970	$—	$—	$369,970
Intercompany rental revenue	59,356	—	(59,356)	—
Tenant expense reimbursement	52,626	—	—	52,626
Observatory revenue	—	96,691	—	96,691
Lease termination fees	2,164	—	—	2,164
Third-party management and other fees	1,151	—	—	1,151
Other revenue and fees	9,600	—	—	9,600
Total revenues	494,867	96,691	(59,356)	532,202
Operating expenses:
Property operating expenses	126,375	—	—	126,375
Intercompany rent expense	—	59,356	(59,356)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	39,001	—	—	39,001
Observatory expenses	—	23,868	—	23,868
Real estate taxes	81,771	—	—	81,771
Depreciation and amortization	121,775	51	—	121,826
Total operating expenses	375,916	83,275	(59,356)	399,835
Total operating income	118,951	13,416	—	132,367
Other income (expense):
Interest income	7,209	—	—	7,209
Interest expense	(58,774)	—	—	(58,774)
Income before income taxes	67,386	13,416	—	80,802
Income tax expense	(852)	(2,478)	—	(3,330)
Net income	$66,534	$10,938	$—	$77,472
Expenditures for segment assets	$148,429	$41,930	$—	$190,359

	Nine Months Ended September 30, 2017
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$360,348	$—	$—	$360,348
Intercompany rental revenue	57,354	—	(57,354)	—
Tenant expense reimbursement	53,889	—	—	53,889
Observatory revenue	—	94,212	—	94,212
Lease termination fees	10,354	—	—	10,354
Third-party management and other fees	1,088	—	—	1,088
Other revenue and fees	7,338	—	—	7,338
Total revenues	490,371	94,212	(57,354)	527,229
Operating expenses:
Property operating expenses	122,009	—	—	122,009
Intercompany rent expense	—	57,354	(57,354)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	36,566	—	—	36,566
Observatory expenses	—	23,079	—	23,079
Real estate taxes	76,001	—	—	76,001
Depreciation and amortization	119,764	104	—	119,868
Total operating expenses	361,334	80,537	(57,354)	384,517
Total operating income	129,037	13,675	—	142,712
Other income (expense):
Interest income	2,169	—	—	2,169
Interest expense	(52,109)	—	—	(52,109)
Loss on early extinguishment of debt	(2,157)	—	—	(2,157)
Loss from derivative financial instruments	(289)	—	—	(289)
Income before income taxes	76,651	13,675	—	90,326
Income tax expense	(960)	(3,373)	—	(4,333)
Net income	$75,691	$10,302	$—	$85,993
Expenditures for segment assets	$142,854	$20,261	$—	$163,115
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	reduced demand for office or retail space;

•	decreased rental rates or increased vacancy rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	insolvency of a major tenant or a significant number of smaller tenants;

•	our failure to redevelop and reposition properties, or to execute any planned capital project, successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development and capital projects, including construction delays and cost overruns;

•	inability to manage our properties and our growth effectively;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	increased operating costs;

•	misunderstanding of our competition;

•	new office or observatory development in our market;

•	fluctuations in attendance at the observatory;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in our business strategy;

•	resolution of legal proceedings involving the company;

•	general volatility of the capital and credit markets and the market price of our Class A common stock and our publicly-traded OP Units;

•	availability, terms and deployment of capital;

•	our leverage;

•	fluctuations in interest rates;

•	inability to continue to raise additional debt or equity financing on attractive terms, or at all;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	inability to make distributions to our securityholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	lack, or insufficient amounts, of insurance;

•	a future terrorist event in the U.S.;

•	environmental uncertainties and risks related to climate change, rising sea levels, adverse weather conditions and natural disasters;

•	inability to comply with applicable laws, rules and regulations;

•	damages resulting from security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems; and

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
Highlights for the three months ended September 30, 2018 included:

•	Achieved net income attributable to the Company of $16.3 million and Core Funds From Operations of $73.0 million.

•	Occupancy and leased percentages at September 30, 2018:

•	Total portfolio was 88.4% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 92.1% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 88.3% occupied; including SLNC, the Manhattan office portfolio was 93.0% leased.

•	Retail portfolio was 90.8% occupied; including SLNC, the retail portfolio was 90.8% leased.

•	Empire State Building was 94.0% occupied; including SLNC, was 94.3% leased.

•
Signed 43 leases, representing 354,099 rentable square feet across the total portfolio, and achieved a 24.1% increase in mark-to-market rent over previous fully escalated rents portfolio-wide on new, renewal, and expansion leases.

•
Signed 24 new leases representing 281,844 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), and achieved an increase of 27.3% in mark-to-market rent over previous fully escalated rents.

•	Opened the new Observatory entrance on August 22, 2018, which is the first phase of the fully reimagined Observatory visitor experience.

•	Increased Empire State Building Observatory revenue for the third quarter 2018 by 2.4% to $40.2 million from $39.3 million in the third quarter 2017.

•	Authorized a $500 million stock and publicly traded operating partnership unit repurchase program through December 31, 2019.

•	Declared a dividend of $0.105 per share.

As of September 30, 2018, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 513,437 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.9 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of September 30, 2018, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,748 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017
Office leases	$98,597	40.9%	$94,320	40.5%
Retail leases	5,549	2.3%	5,554	2.4%
Tenant reimbursements & other income	21,660	9.0%	19,354	8.3%
Observatory operations	96,691	40.1%	94,212	40.4%
Broadcasting licenses and leases	18,501	7.7%	19,654	8.4%
Total	$240,998	100.0%	$233,094	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through September 30, 2018, we have invested a total of approximately $854.5 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.
In the first phase, we relocated the present Observatory entrance, previously located on Fifth Avenue, to a new, larger, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance eliminates Observatory visitor flow into the Fifth Avenue lobby and streamline such visitor exit from that lobby, thereby reducing Observatory traffic in such lobby by more than 50% and improving Fifth Avenue access for our office tenants and their visitors. We believe the resulting new traffic pattern will increase the value of all of our 34th Street facing retail space and enhance office and Observatory convenience.

We anticipate that we will invest approximately $160 million in total over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $78.5 million through September 30, 2018. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.
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
The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $6.1 million through September 30, 2018.
As of September 30, 2018, excluding principal amortization, we have approximately $250.0 million of debt maturing in 2019, and we had total debt outstanding of approximately $1.9 billion, with a weighted average interest rate of 3.84% (excluding discount), a weighted average maturity of 8.3 years and 100.0% of which is fixed-rate indebtedness. As of September 30, 2018, we had cash and cash equivalents and short-term investments of $629.7 million. Our consolidated net debt to total market capitalization was approximately 20.4% as of September 30, 2018.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017, respectively.
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table summarizes our historical results of operations for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Change	%
Revenues:
Rental revenue	$123,621	$122,391	$1,230	1.0%
Tenant expense reimbursement	18,627	20,346	(1,719)	(8.4)%
Observatory revenue	40,241	39,306	935	2.4%
Lease termination fees	1,185	1,165	20	1.7%
Third-party management and other fees	312	345	(33)	(9.6)%
Other revenues and fees	2,416	2,993	(577)	(19.3)%
Total revenues	186,402	186,546	(144)	(0.1)%
Operating expenses:
Property operating expenses	42,772	41,270	(1,502)	(3.6)%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	13,148	12,899	(249)	(1.9)%
Observatory expenses	8,854	8,648	(206)	(2.4)%
Real estate taxes	28,284	26,901	(1,383)	(5.1)%
Depreciation and amortization	42,475	38,490	(3,985)	(10.4)%
Total operating expenses	137,864	130,539	(7,325)	(5.6)%
Operating income	48,538	56,007	(7,469)	(13.3)%
Other income (expense):			—
Interest income	3,485	774	2,711	350.3%
Interest expense	(20,658)	(16,890)	(3,768)	(22.3)%
Loss on early extinguishment of debt	—	(2,157)	2,157	100.0%
Income before income taxes	31,365	37,734	(6,369)	(16.9)%
Income tax expense	(2,135)	(2,245)	110	4.9%
Net income	29,230	35,489	(6,259)	(17.6)%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to non-controlling interests	(12,654)	(16,449)	3,795	23.1%
Net income attributable to common stockholders	$16,342	$18,806	$(2,464)	(13.1)%

Rental Revenue
The increase in rental income was primarily attributable to increased rental rates.
Tenant Expense Reimbursement
The decrease in tenant expense reimbursements was due to a reduction in broadcasting expense reimbursements.
Observatory Revenue
Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price.
Lease Termination Fees
Lease termination fees were consistent with 2017.
Third-Party Management and Other Fees
Third-party management fees were consistent with 2017.

Other Revenues and Fees
The decrease in other revenues and fees is primarily attributable to a real estate tax refund received in the third quarter 2017.
Property Operating Expenses
The increase in property operating expenses was primarily due to increased utility costs and higher labor costs.
Ground Rent Expenses
Ground rent expense was consistent with 2017.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to increased equity compensation expense.
Observatory Expenses
Observatory expenses increased primarily due to higher consulting fees and higher marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Depreciation and Amortization

The increase in depreciation and amortization was attributable to the accelerated depreciation of retired assets including those relating to a tenant relocation as well as to additional depreciation on assets newly placed in service during the quarter.
Interest Income
Interest income increased primarily due to higher interest rates on cash balances.
Interest Expense
Interest expense increased due to higher outstanding principal balances.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt in the three months ended September 30, 2018.
Income Taxes
The decrease in income tax expense was attributable to lower federal tax rates.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table summarizes our historical results of operations for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Change	%
Revenues:
Rental revenue	$369,970	$360,348	$9,622	2.7%
Tenant expense reimbursement	52,626	53,889	(1,263)	(2.3)%
Observatory revenue	96,691	94,212	2,479	2.6%
Lease termination fees	2,164	10,354	(8,190)	(79.1)%
Third-party management and other fees	1,151	1,088	63	5.8%
Other revenues and fees	9,600	7,338	2,262	30.8%
Total revenues	532,202	527,229	4,973	0.9%
Operating expenses:
Property operating expenses	126,375	122,009	(4,366)	(3.6)%
Ground rent expenses	6,994	6,994	—	—%
General and administrative expenses	39,001	36,566	(2,435)	(6.7)%
Observatory expenses	23,868	23,079	(789)	(3.4)%
Real estate taxes	81,771	76,001	(5,770)	(7.6)%
Depreciation and amortization	121,826	119,868	(1,958)	(1.6)%
Total operating expenses	399,835	384,517	(15,318)	(4.0)%
Operating income	132,367	142,712	(10,345)	(7.2)%
Other income (expense):
Interest income	7,209	2,169	5,040	232.4%
Interest expense	(58,774)	(52,109)	(6,665)	(12.8)%
Loss on early extinguishment of debt	—	(2,157)	2,157	100.0%
Loss from derivative financial instruments	—	(289)	289	100.0%
Income before income taxes	80,802	90,326	(9,524)	(10.5)%
Income tax expense	(3,330)	(4,333)	1,003	23.1%
Net income	77,472	85,993	(8,521)	(9.9)%
Private perpetual preferred unit distributions	(702)	(702)	—	—%
Net income attributable to non-controlling interests	(34,009)	(39,916)	5,907	14.8%
Net income attributable to common stockholders	$42,761	$45,375	$(2,614)	(5.8)%

Rental Revenue

The increase in rental income was primarily attributable to increased rental rates.

Tenant Expense Reimbursement

The decrease in tenant expense reimbursements was due to a reduction in broadcasting expense reimbursements.

Observatory Revenue

Observatory revenues were higher primarily due to an improvement in our ticket mix and higher per person average ticket price, partially offset by the scheduled closure of the 102nd floor observation deck in the first quarter 2018 for replacement of original elevator machinery.
Lease Termination Fees
The nine months ended September 30, 2017 included significantly higher lease termination fees, whereas the nine months ended September 30, 2018 had reduced lease termination fees.

Third-Party Management and Other Fees

Third-party management fees were consistent with 2017.

Other Revenues and Fees

The increase in other revenues and fees for the nine months ended September 30, 2018 was primarily due to a $2.8 million settlement with a former broadcast tenant.

Property Operating Expenses

The increase in property operating expenses was primarily due to higher repairs and maintenance costs and higher labor costs.

Ground Rent Expenses

Ground rent expense was consistent with 2017.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increased equity compensation expense.

Observatory Expenses

Observatory expenses increased primarily due to higher payroll and marketing costs.

Real Estate Taxes

The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Depreciation and Amortization

The increase in depreciation and amortization was primarily due to depreciation of assets newly placed in service together with the accelerated depreciation of retired assets, partially offset by lower amortization of purchase accounting deferred leasing costs associated with 2013 and 2014 acquisitions as these costs become fully amortized.

Interest Income

Interest income increased primarily due to higher interest rates on cash balances.

Interest Expense

Interest expense increased due to higher outstanding principal balances.

Loss on Early Extinguishment of Debt

There was no loss on early extinguishment of debt in the nine months ended September 30, 2018.

Loss from Derivative Financial Instruments

There were no interest rate swaps or cash flow hedges terminated during the nine months ended September 30, 2018.

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

At September 30, 2018, we had approximately $629.7 million available in cash and cash equivalents and short-term investments and there was $1.1 billion available under our unsecured revolving credit facility.

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

As of September 30, 2018, we had approximately $1.9 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.84% (excluding discounts) and a weighted average maturity of 8.3 years. As of September 30, 2018, exclusive of principal amortization, we have approximately $250.0 million of debt maturing in 2019. Our consolidated net debt to total market capitalization was approximately 20.4% as of September 30, 2018.

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
As of September 30, 2018, we were in compliance with the covenants (dollars in thousands):

Financial covenant	Required	September 30, 2018	In Compliance
Maximum total leverage	< 60%	29.0%	Yes
Maximum secured debt	< 40%	9.2%	Yes
Minimum fixed charge coverage	> 1.50x	3.9x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.1x	Yes
Maximum unsecured leverage	< 60%	25.8%	Yes
Minimum tangible net worth	$1,252,954	$1,777,443	Yes
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

Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2018	2017
Number of leases signed(2)	117	106
Total square feet	749,598	946,096
Leasing commission costs(3)	$13,223	$18,931
Tenant improvement costs(3)	48,774	65,884
Total leasing commissions and tenant improvement costs(3)	$61,997	$84,815
Leasing commission costs per square foot(3)	$17.64	$20.01
Tenant improvement costs per square foot(3)	65.07	69.64
Total leasing commissions and tenant improvement costs per square foot(3)	$82.71	$89.65
Retail Properties(4)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2018	2017
Number of leases signed(2)	4	6
Total square feet	7,448	72,616
Leasing commission costs(3)	$198	$3,355
Tenant improvement costs(3)	206	2,021
Total leasing commissions and tenant improvement costs(3)	$404	$5,376
Leasing commission costs per square foot(3)	$26.51	$46.20
Tenant improvement costs per square foot(3)	27.70	27.83
Total leasing commissions and tenant improvement costs per square foot(3)	$54.21	$74.03
_______________

(1)
Excludes an aggregate of 513,437 and 494,935 rentable square feet of retail space in our Manhattan office properties in 2018 and 2017, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 513,437 and 494,935 rentable square feet of retail space in our Manhattan office properties in 2018 and 2017, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine Months Ended September 30,
	2018	2017
Total Portfolio
Capital expenditures (1)	$102,920	$86,682
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of September 30, 2018, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $91.5 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $96.0 million and $95.2 million have been made to securityholders for the nine months ended September 30, 2018 and 2017, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock (“Common Stock”) and Empire State Realty OP, L.P.’s Series ES, Series 250 and Series 60 operating partnership units (NYSE Arca: ESBA, FISK and OGCP, respectively; collectively with the Common Stock, the “Securities”) through December 31, 2019.

Under the program, we may purchase our Securities in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of Securities, and the program may be suspended or discontinued at our discretion without prior notice.
Cash Flows
Comparison of Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
Net cash. Cash and cash equivalents and restricted cash were $284.1 million and $496.1 million, respectively, as of September 30, 2018 and 2017. The decrease was primarily attributable to investments in short-term time deposits and capital improvements and expenditures offset by net proceeds from the issuance of debt during the nine months ended September 30, 2018.
Operating activities. Net cash provided by operating activities increased by $12.6 million, to $187.4 million, for the nine months ended September 30, 2018 compared to $174.8 million for the nine months ended September 30, 2017, primarily due to changes in working capital.
Investing activities. Net cash used in investing activities increased by $412.0 million, to $569.6 million, for the nine months ended September 30, 2018 compared to $157.6 million for the nine months ended September 30, 2017, due to investments in short-term time deposits made during the second quarter 2018.

Financing activities. Net cash provided by financing activities increased by $273.1 million, to $136.1 million provided by financing activities for the nine months ended September 30, 2018 compared to $137.0 million used in financing activities for the nine months ended September 30, 2017, primarily due to net proceeds on issuance of debt in the nine months ended September 30, 2018.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$29,230	$35,489	$77,472	$85,993
Add:
General and administrative expenses	13,148	12,899	39,001	36,566
Depreciation and amortization	42,475	38,490	121,826	119,868
Interest expense	20,658	16,890	58,774	52,109
Loss on early extinguishment of debt	—	2,157	—	2,157
Loss from derivative financial instruments	—	—	—	289
Income tax expense	2,135	2,245	3,330	4,333
Less:
Third-party management and other fees	(312)	(345)	(1,151)	(1,088)
Interest income	(3,485)	(774)	(7,209)	(2,169)
Net operating income	$103,849	$107,051	$292,043	$298,058
Other Net Operating Income Data
Straight-line rental revenue	$5,000	$6,861	$16,662	$20,581
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$1,668	$1,607	$4,387	$4,154
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,873

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$29,230	$35,489	$77,472	$85,993
Private perpetual preferred unit distributions	(234)	(234)	(702)	(702)
Real estate depreciation and amortization	42,004	38,134	120,521	118,690
FFO attributable to common stockholders and non-controlled interests	71,000	73,389	197,291	203,981
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common stockholders and non-controlled interests	72,957	75,346	203,164	209,854
Loss on early extinguishment of debt	—	2,157	—	2,157
Core FFO attributable to common stockholders and non-controlled interests	$72,957	$77,503	$203,164	$212,011

Weighted average shares and Operating Partnership Units
Basic	297,478	296,389	297,180	296,389
Diluted	297,478	297,871	297,181	298,089
Factors That May Influence Future Results of Operations
Leasing
We signed 1.3 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2017. During the nine months ended September 30, 2018, we signed 0.8 million rentable square feet of new leases, expansions and renewals.

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
As of September 30, 2018, there were approximately 0.8 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 7.9% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 2.3% and 7.0% of net rentable square footage of the properties in our portfolio will expire in 2018 and in 2019, respectively. These leases are expected to represent approximately 2.3% and 7.1%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory and Broadcasting Operations
The Empire State Building Observatory revenue for the third quarter 2018 was $40.2 million, a 2.4% increase from $39.3 million for the third quarter 2017. The Observatory hosted approximately 1,168,000 visitors in the third quarter 2018 versus 1,237,000 visitors in the third quarter 2017, a decrease of 5.6%. In the third quarter 2018, there were 11 bad weather days compared to 14 bad weather days in the third quarter 2017.
Observatory revenue was $96.7 million for the nine months ended September 30, 2018, a 2.6% increase from $94.2 million for the nine months ended September 30, 2017. The 102nd floor Observatory was closed during the first quarter 2018 for replacement of original elevator machinery with a new, higher speed glass elevator. For the nine months ended September 30, 2018, the Observatory hosted approximately 2,860,000 visitors, compared to 2,949,000 visitors for the same period in 2017, a decrease of 3.0%. For the nine months ended September 30, 2018, there were 37 bad weather days compared to 51 bad weather days in the nine months ended September 30, 2017.
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
We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the nine months ended September 30, 2018 and 2017, we derived $15.9 million and $14.5 million of revenue, respectively, and $2.6 million and $5.1 million of expense reimbursements, respectively, from the Empire State Building’s broadcasting licenses and related leases. During the remainder of 2018, licenses and related leases totaling $2.3 million are expected to expire.
Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of September 30, 2018, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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

We entered into interest rate LIBOR swap agreements with an aggregate notional value of $515.0 million, which fix LIBOR interest rates between 2.1485% and 2.9580% and mature between August 24, 2022 and July 1, 2026. All interest rate swaps as of September 30, 2018 have been designated as cash flow hedges and are deemed highly effective with a fair value of $9.9 million which is included in prepaid expenses and other assets on the condensed consolidated balance sheet.
As of September 30, 2018, the weighted average interest rate on the $1.9 billion of fixed-rate indebtedness outstanding was 3.84% per annum, with maturities at various dates through March 22, 2033.
As of September 30, 2018, the fair value of our outstanding debt was approximately $1.9 billion, which was approximately $54.5 million less than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of September 30, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.45*	First Amendment, dated as of October 5, 2018, to the Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated April 5, 2016.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY TRUST, INC.

Date: November 6, 2018                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2018                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)