Form 10-Q
period 2019-03-31
Empire State Realty Trust, Inc.
filed 2019-05-02
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Securities	Trading Symbol	Exchange on which traded	Number outstanding (as of April 26, 2019)

Class A Common Stock, par value $0.01 per share	ESRT	The New York Stock Exchange	176,057,736
Class B Common Stock, par value $0.01 per share	N/A	N/A	1,033,099

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,987	7,987
Building and improvements	2,727,497	2,675,303
	2,936,680	2,884,486
Less: accumulated depreciation	(777,794)	(747,304)
Commercial real estate properties, net	2,158,886	2,137,182
Cash and cash equivalents	242,910	204,981
Restricted cash	61,766	65,832
Short-term investments	350,000	400,000
Tenant and other receivables, net of allowance of $488 as of December 31, 2018	22,052	29,437
Deferred rent receivables, net of allowance $19 as of December 31, 2018	206,307	200,903
Prepaid expenses and other assets	37,766	64,345
Deferred costs, net	233,382	241,223
Acquired below-market ground leases, net	358,440	360,398
Right of use assets	29,452	—
Goodwill	491,479	491,479
Total assets	$4,192,440	$4,195,780
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$607,823	$608,567
Senior unsecured notes, net	1,047,078	1,046,219
Unsecured term loan facility, net	264,271	264,147
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	127,986	130,676
Acquired below-market leases, net	48,731	52,450
Ground lease liabilities	29,452	—
Deferred revenue and other liabilities	43,339	44,810
Tenants’ security deposits	56,559	57,802
Total liabilities	2,225,239	2,204,671
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 175,557,910 shares issued and outstanding and 173,872,536 shares issued and outstanding in 2019 and 2018, respectively	1,755	1,739
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,035,327 and 1,038,090 shares issued and outstanding in 2019 and 2018, respectively	10	10
Additional paid-in capital	1,207,386	1,204,075
Accumulated other comprehensive loss	(13,130)	(8,853)
Retained earnings	28,668	41,511
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,224,689	1,238,482
Non-controlling interests in operating partnership	734,508	744,623
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2019 and 2018	8,004	8,004
Total equity	1,967,201	1,991,109
Total liabilities and equity	$4,192,440	$4,195,780
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental revenue	$143,417	$122,311
Tenant expense reimbursement	—	17,794
Observatory revenue	20,569	21,249
Lease termination fees	388	622
Third-party management and other fees	320	463
Other revenue and fees	2,599	4,832
Total revenues	167,293	167,271
Operating expenses:
Property operating expenses	42,955	44,185
Ground rent expenses	2,331	2,331
General and administrative expenses	14,026	12,628
Observatory expenses	7,575	7,336
Real estate taxes	28,232	26,744
Depreciation and amortization	46,098	39,883
Total operating expenses	141,217	133,107
Total operating income	26,076	34,164
Other income (expense):
Interest income	3,739	1,225
Interest expense	(20,689)	(17,591)
Income before income taxes	9,126	17,798
Income tax benefit	730	260
Net income	9,856	18,058
Private perpetual preferred unit distributions	(234)	(234)
Net income attributable to non-controlling interests	(3,945)	(8,056)
Net income attributable to common stockholders	$5,677	$9,768

Total weighted average shares:
Basic	175,850	162,667
Diluted	298,049	296,827

Earnings per share attributable to common stockholders:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Dividends per share	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$9,856	$18,058
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(7,390)	4,180
Less: amount reclassified into interest expense	149	599
Other comprehensive income (loss)	(7,241)	4,779
Comprehensive income	2,615	22,837
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(4,179)	(8,290)
Other comprehensive (income) loss attributable to non-controlling interests	2,969	(2,160)
Comprehensive income attributable to common stockholders	$1,405	$12,387

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2019
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2018	173,874	$1,739	1,038	$10	$1,204,075	$(8,853)	$41,511	$1,238,482	$744,623	$8,004	$1,991,109
Conversion of operating partnership units and Class B shares to Class A shares	1,625	16	(3)	—	3,271	(5)	—	3,282	(3,282)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,379	—	5,379
Restricted stock, net of forfeitures	59	—	—	—	40	—	—	40	—	—	40
Dividends and distributions	—	—	—	—	—	—	(18,520)	(18,520)	(13,188)	(234)	(31,942)
Net income	—	—	—	—	—	—	5,677	5,677	3,945	234	9,856
Other comprehensive income (loss)	—	—	—	—	—	(4,272)	—	(4,272)	(2,969)	—	(7,241)
Balance at March 31, 2019	175,558	$1,755	1,035	$10	$1,207,386	$(13,130)	$28,668	$1,224,689	$734,508	$8,004	$1,967,201

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2018
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity

Balance at December 31, 2017	160,425	$1,604	1,052	$11	$1,128,460	$(8,555)	$46,762	1,168,282	$801,451	$8,004	$1,977,737
Conversion of operating partnership units and Class B shares to Class A shares	2,870	29	(4)	(1)	10,162	(101)	—	10,089	(10,089)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	4,577	—	4,577
Restricted stock, net of forfeitures	26	—	—	—	(22)		—	(22)	—	—	(22)
Dividends and distributions	—	—	—	—	—	—	(17,207)	(17,207)	(14,350)	(234)	(31,791)
Net income	—	—	—	—	—	—	9,768	9,768	8,056	234	18,058
Other comprehensive income (loss)	—	—	—	—	—	2,619	—	2,619	2,160	—	4,779
Balance at March 31, 2018	163,321	$1,633	1,048	$10	$1,138,600	$(6,037)	$39,323	$1,173,529	$791,805	$8,004	$1,973,338

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$9,856	$18,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,098	39,883
Amortization of non-cash items within interest expense	2,074	993
Amortization of acquired above- and below-market leases, net	(2,354)	(1,168)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(5,404)	(5,853)
Equity based compensation	5,419	4,555
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(1,243)	(3,637)
Tenant and other receivables	7,385	2,989
Deferred leasing costs	(3,270)	(7,372)
Prepaid expenses and other assets	24,046	25,738
Accounts payable and accrued expenses	(5,192)	(4,176)
Deferred revenue and other liabilities	(1,471)	(3,408)
Net cash provided by operating activities	77,902	68,560
Cash Flows From Investing Activities
Short-term investments	50,000	—
Additions to building and improvements	(61,163)	(44,112)
Net cash used in investing activities	(11,163)	(44,112)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	160,000
Repayment of mortgage notes payable	(934)	(263,863)
Proceeds from unsecured senior notes	—	335,000
Deferred financing costs	—	(1,821)
Private perpetual preferred unit distributions	(234)	(234)
Dividends paid to common stockholders	(18,520)	(17,207)
Distributions paid to non-controlling interests in the operating partnership	(13,188)	(14,350)
Net cash provided by (used in) financing activities	(32,876)	197,525
Net increase in cash and cash equivalents and restricted cash	33,863	221,973
Cash and cash equivalents and restricted cash—beginning of period	270,813	530,197
Cash and cash equivalents and restricted cash—end of period	$304,676	$752,170

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$204,981	$464,344
Restricted cash at beginning of period	65,832	65,853
Cash and cash equivalents and restricted cash at beginning of period	$270,813	$530,197

Cash and cash equivalents at end of period	$242,910	$690,471
Restricted cash at end of period	61,766	61,699
Cash and cash equivalents and restricted cash at end of period	$304,676	$752,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,768	$16,989
Cash paid for income taxes	$1,075	$659

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$82,399	$74,008
Write-off of fully depreciated assets	6,126	8,922
Derivative instruments at fair values included in prepaid expenses and other assets	3	4,103
Derivative instruments at fair values included in accounts payable and accrued expenses	10,336	—
Conversion of operating partnership units and Class B shares to Class A shares	3,282	10,089
Right of use assets	29,452	—
Ground lease liabilities	29,452	—

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
As of March 31, 2019, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 512,632 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of March 31, 2019, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,595 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2019, we owned approximately 57.9% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2018 Annual Report on Form 10-K, with the exception of the adoption of Financial Accounting Standards Board ("FASB") Topic 842, Lease Accounting on January 1, 2019.

We adopted FASB Topic 842, Lease Accounting, using the modified retrospective approach on January 1, 2019 and elected to apply the transition provisions of the standard at adoption. As such, the prior period amounts presented under ASC 840 were not restated to conform with the 2019 presentation. We adopted the practical expedient in Topic 842, which allows us to avoid separating lease and non-lease rental income. Consequently, all rental income earned pursuant to tenant leases in 2019 is reflected as one category, “Rental Revenue,” in the 2019 consolidated statement of income.
Topic 842 also requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities for our operating leases on our balance sheet of approximately $29.5 million.
In addition, under Topic 842, lessors may only capitalize incremental direct leasing costs. As a result, we no longer capitalize our non-contingent leasing costs and instead are expensing these costs as incurred. These costs totaled $1.1 million for the three months ended March 31, 2019.

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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2018 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
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
Accounting Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties, right of use assets and other long-lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, ground lease liabilities, senior unsecured notes, mortgage notes payable, unsecured term loan and revolving credit facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.

Reclassification
The prior year balance of other revenues and fees has been reclassified to separately present interest income in the 2018 consolidated statement of income to conform to our current year presentation.
Recently Issued or Adopted Accounting Standards
During August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which contain amendments that align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Accordingly, for entities in a hosting arrangement that is a service contract, costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in ASU No. 2018-15 also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. The amendments in ASU No. 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
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
During February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In addition, lessors may only capitalize incremental direct leasing costs. Subsequent amendments to ASU No. 2016-02 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component provided that (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted separately, would be classified as an operating lease.  We adopted this standard and related amendments on January 1, 2019 and elected the available practical expedients. Such adoption resulted in the recognition of right-of-use assets and lease liabilities for our operating leases on our balance sheet of approximately recognition of right-of-use assets and lease liabilities for our operating leases on our balance sheet of approximately $29.5 million.

3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Leasing costs	$179,468	$178,120
Acquired in-place lease value and deferred leasing costs	214,146	214,550
Acquired above-market leases	51,489	52,136
	445,103	444,806
Less: accumulated amortization	(217,462)	(209,839)
Total deferred costs, net, excluding net deferred financing costs	$227,641	$234,967
At March 31, 2019 and December 31, 2018, $5.7 million and $6.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.2 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to acquired lease intangibles was $3.2 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(38,476)	(36,518)
Acquired below-market ground leases, net	$358,440	$360,398

	March 31, 2019	December 31, 2018
Acquired below-market leases	$(118,113)	$(118,462)
Less: accumulated amortization	69,382	66,012
Acquired below-market leases, net	$(48,731)	$(52,450)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $2.4 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	Principal Balance		As of March 31, 2019
	March 31, 2019	December 31, 2018	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$91,298	$91,838	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.39%	7/1/2027
1010 Third Avenue and 77 West 55th Street	38,812	38,995	4.01%	4.22%	1/5/2028
10 Bank Street	33,568	33,779	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	613,678	614,612
Senior unsecured notes - exchangeable	250,000	250,000	2.63%	3.93%	8/15/2019
Senior unsecured notes:(6)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Unsecured revolving credit facility(6)	—	—	(4)	(4)	8/29/2021
Unsecured term loan facility(6)	265,000	265,000	(5)	(5)	8/29/2022
Total principal	1,928,678	1,929,612
Unamortized discount, net of unamortized premium	(980)	(1,647)
Deferred financing costs, net	(8,526)	(9,032)
Total	$1,919,172	$1,918,933
______________

(1)	The effective rate is the yield as of March 31, 2019, including the effects of debt issuance costs and the amortization of the fair value of debt adjustment.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At March 31, 2019, the unsecured revolving credit facility bears a floating rate at 30 day LIBOR plus 1.10%. The rate at March 31, 2019 was 3.59%.

(5)
The unsecured term loan facility bears a floating rate at 30 day LIBOR plus 1.20%. Pursuant to an interest rate swap agreement, the LIBOR rate is fixed at 2.1485% through maturity. The rate at March 31, 2019 was 3.35%.

(6)	At March 31, 2019, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at March 31, 2019 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2019	$2,856	$250,000	$252,856
2020	3,938	—	3,938
2021	4,090	—	4,090
2022	5,628	265,000	270,628
2023	7,876	—	7,876
Thereafter	33,868	1,355,422	1,389,290
Total	$58,256	$1,870,422	$1,928,678

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Financing costs	$25,315	$25,315
Less: accumulated amortization	(11,047)	(10,027)
Total deferred financing costs, net	$14,268	$15,288
At March 31, 2019 and December 31, 2018, $5.7 million and $6.3 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.0 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.
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

Exchangeable Senior Notes

Issued in August 2014, the $250.0 million 2.625% Exchangeable Senior Notes (“2.625% Exchangeable Senior Notes”) are due August 15, 2019. The 2.625% Exchangeable Senior Notes will be exchangeable into cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. We have asserted that it is our intent and ability to settle the principal amount of the 2.625% Exchangeable Senior Notes in cash. As of March 31, 2019, the exchange rate of the 2.625% Exchangeable Senior Notes was 52.0764 shares per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $19.20 per share of Class A common stock), subject to adjustment, as described in the related indenture governing the 2.625% Exchangeable Senior Notes.

For the three months ended March 31, 2019, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million, consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million relating to the accretion of the debt discount and (iii) the amortization of deferred financing costs of $0.1 million. For the three months ended March 31, 2018, total interest expense related to the 2.625% Exchangeable Senior Notes was $2.4 million, consisting of (i) the contractual interest expense of $1.6 million, (ii) the additional non-cash interest expense of $0.7 million relating to the accretion of the debt discount, and (iii) the amortization of deferred financing costs of $0.1 million.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Accrued capital expenditures	$82,399	$85,242
Accounts payable and accrued expenses	29,426	34,585
Interest rate swap agreements liability	10,336	5,243
Accrued interest payable	3,410	4,990
Due to affiliated companies	2,415	616
Total accounts payable and accrued expenses	$127,986	$130,676

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.4 million. If we had breached any of these provisions at March 31, 2019, we could have been required to settle our obligations under the agreements at their termination value of $10.4 million.

As of March 31, 2019 and December 31, 2018, we had interest rate LIBOR swaps with an aggregate notional value of $515.0 million and $515.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2019, the fair value of our derivative instruments amounted to $(10.3) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. As of December 31, 2018, the fair value of our derivative instruments amounted to $2.5 million which is included in prepaid expenses and other assets and $(5.2) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facility and with a forecast refinancing of our exchangeable senior notes.

As of March 31, 2019 and 2018, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $(7.2) million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(2.0) million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

						March 31, 2019		December 31, 2018
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$3	$—	$2,536	$—
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(5,168)	—	(2,623)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(5,168)	—	(2,620)
						$3	$(10,336)	$2,536	$(5,243)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2019	March 31, 2018
Amount of gain (loss) recognized in other comprehensive income (loss)	$(7,390)	$4,180
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(149)	(599)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2019	March 31, 2018
Total interest (expense) presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$(20,689)	$(17,591)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(149)	(599)

Fair Valuation

The estimated fair values at March 31, 2019 and December 31, 2018 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The fair value of our mortgage notes payable, senior unsecured notes - Series A, B, C, D, E and F, unsecured term loan facility and ground lease liabilities which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$3	$3	$—	$3	$—
Interest rate swaps included in accounts payable and accrued expenses	10,336	10,336	—	10,336	—
Mortgage notes payable	607,823	609,901	—	—	609,901
Senior unsecured notes - Exchangeable	248,745	248,750	—	248,750	—
Senior unsecured notes - Series A, B, C, D, E and F	798,333	813,490	—	—	813,490
Unsecured term loan facility	264,271	265,000	—	—	265,000
Ground lease liabilities	29,452	29,452	—	—	29,452

	December 31, 2018
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$2,536	$2,536	$—	$2,536	$—
Interest rate swaps included in accounts payable and accrued expenses	5,243	5,243	—	5,243	—
Mortgage notes payable	608,567	597,424	—	—	597,424
Senior unsecured notes - Exchangeable	247,930	250,625	—	250,625	—
Senior unsecured notes - Series A, B, C, D, E and F	798,289	795,662	—	—	795,662
Unsecured term loan facility	264,147	265,000	—	—	265,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2019 and December 31, 2018. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our March 31, 2019 condensed consolidated statement of income as rental revenue and in our March 31, 2018 condensed consolidated statement of income as tenant expense reimbursement.
Lessee
We make payments under ground leases related to three of our properties. Minimum rent is expensed on a straight-line basis over the non-cancellable term of the leases. The ground leases are due to expire between the years 2050 and 2077. Future minimum lease payments to be paid over the terms of the leases are as follows (amounts in thousands):

2019	$1,138
2020	1,518
2021	1,518
2022	1,518
2023	1,518
Thereafter	68,298
$75,508

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2019, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and concluded in August 2018. Post-hearing briefing is currently scheduled to be completed by September 9, 2019.

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
Unfunded Capital Expenditures
At March 31, 2019, we estimate that we will incur approximately $99.4 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2019, we held on deposit at various major financial institutions cash and cash equivalents, restricted cash and short-term investment balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2019, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2019, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income attributable to common stockholders	$5,677	$9,768
Increase in additional paid-in capital for the conversion of OP Units into common stock	3,271	10,162
Change from net income attributable to common stockholders and transfers from non-controlling interests	$8,948	$19,930
As of March 31, 2019, there were 304,825,887 OP Units outstanding, of which 176,593,237, or 57.9%, were owned by us and 128,232,650, or 42.1%, were owned by other partners, including certain directors, officers and other members of executive management.
Dividends and Distributions
Total dividends paid to common stockholders were $18.5 million and $17.2 million for the three months ended March 31, 2019 and 2018, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $13.2 million and $14.4 million for the three months ended March 31, 2019 and 2018, respectively. Total distributions paid to preferred unitholders were $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Incentive and Share-Based Compensation
The 2013 Plan provides for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 12.2 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2013 Plan, and as of March 31, 2019, 2.8 million shares of common stock remain available for future issuance.
In March 2019, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 461,693 LTIP units that are subject to time-based vesting and 1,806,520 LTIP units that are subject to performance-based vesting, with fair market values of $6.4 million for the time-based vesting awards and $12.8 million for the performance-based vesting awards. In March 2019 we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 61,432 LTIP units and 69,358 shares of restricted stock that are subject to time-based vesting and 113,383 LTIP units that are subject to performance-based vesting, with fair market values of $2.0 million for the time-based vesting awards and $0.9 million for the performance-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2019, subject generally to the grantee's continued employment. The first installment vests on January 1, 2020 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to performance-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2019. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2022 and the second installment vesting on January 1, 2023, subject generally to the grantee's continued employment on those dates.
Our named executive officers can elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIP's at the face amount of such bonus or (ii) time-vesting LTIP's which would vest over three years, subject to continued employment, at 125% of such face amount. In March 2019, we made grants of LTIP units to executive officers under the 2013 Plan in connection with the 2018 bonus election program. We granted to executive officers a total of 334,952 LTIP units that are subject to time based vesting with a fair market value of $4.6 million. Of these LTIP units, 26,056 LTIP units vested immediately on the grant date and 308,896 LTIP units vest ratably over three years from January 1, 2019, subject generally to the grantee's continued employment. The first installment vests on January 1, 2020 and the remainder will vest thereafter in two equal annual installments.
Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. For the performance-based LTIP units, the fair value of the awards was estimated using a Monte Carlo Simulation model and discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk free rate as of the grant date.  For LTIP unit awards that are time-based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  For restricted stock awards that are time-based, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
LTIP units and restricted stock issued during the three months ended March 31, 2019 were valued at $26.8 million. The weighted-average per unit or share fair value was $9.42 for grants issued in 2019. The per unit or share granted in 2019 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.40%, a risk-free interest rate from 2.48% to 2.63%, and an expected price volatility from 17.0% to 22.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2019.

The following is a summary of restricted stock and LTIP unit activity for the three months ended March 31, 2019:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2018	91,158	5,702,821	$9.68
Vested	(34,905)	(547,319)	15.86
Granted	69,358	2,777,980	9.42
Forfeited or unearned	(236)	(1,338,267)	7.08
Unvested balance at March 31, 2019	125,375	6,595,215	$9.56
The LTIP unit and restricted stock awards will immediately vest upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $1.3 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense was $1.8 million at March 31, 2019, which will be recognized over a weighted average period of 2.6 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.1 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense was $47.9 million at March 31, 2019, which will be recognized over a weighted average period of 2.7 years.

Earnings Per Share
Earnings per share for the three months ended March 31, 2019 and 2018 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended,
	March 31, 2019	March 31, 2018
Numerator - Basic:
Net income	$9,856	$18,058
Private perpetual preferred unit distributions	(234)	(234)
Net income attributable to non-controlling interests	(3,945)	(8,056)
Earnings allocated to unvested shares	(7)	(6)
Net income attributable to common stockholders - basic	$5,670	$9,762

Numerator - Diluted:
Net income	$9,856	$18,058
Private perpetual preferred unit distributions	(234)	(234)
Earnings allocated to unvested shares	(7)	(6)
Net income attributable to common stockholders - diluted	$9,615	$17,818

Denominator:
Weighted average shares outstanding - basic	175,850	162,667
Operating partnership units	122,199	134,157
Effect of dilutive securities:
Stock-based compensation plans	—	3
Weighted average shares outstanding - diluted	298,049	296,827

Earnings per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
There were 684 and 419,347 antidilutive shares and LTIP units for the three months ended March 31, 2019 and 2018, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at market rental rate for 5,351 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.6 million as of March 31, 2019.
11. Segment Reporting
We have identified two reportable segments: (1) real estate and (2) observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our traditional real estate assets. Our observatory segment includes the operation of the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties, that is, at current market prices.

The following tables provide components of segment profit for each segment for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$143,417	$—	$—	$143,417
Intercompany rental revenue	14,021	—	(14,021)	—
Observatory revenue	—	20,569	—	20,569
Lease termination fees	388	—	—	388
Third-party management and other fees	320	—	—	320
Other revenue and fees	2,599	—	—	2,599
Total revenues	160,745	20,569	(14,021)	167,293
Operating expenses:
Property operating expenses	42,955	—	—	42,955
Intercompany rent expense	—	14,021	(14,021)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,026	—	—	14,026
Observatory expenses	—	7,575	—	7,575
Real estate taxes	28,232	—	—	28,232
Depreciation and amortization	46,091	7	—	46,098
Total operating expenses	133,635	21,603	(14,021)	141,217
Total operating income (loss)	27,110	(1,034)	—	26,076
Other income (expense):
Interest income	3,739	—	—	3,739
Interest expense	(20,689)	—	—	(20,689)
Income (loss) before income taxes	10,160	(1,034)	—	9,126
Income tax benefit (expense)	(234)	964	—	730
Net income (loss)	$9,926	$(70)	$—	$9,856
Segment assets	$3,930,697	$261,743	$—	$4,192,440
Expenditures for segment assets	$44,531	$13,789	$—	$58,320

	Three Months Ended March 31, 2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$122,311	$—	$—	$122,311
Intercompany rental revenue	13,561	—	(13,561)	—
Tenant expense reimbursement	17,794	—	—	17,794
Observatory revenue	—	21,249	—	21,249
Lease termination fees	622	—	—	622
Third-party management and other fees	463	—	—	463
Other revenue and fees	4,832	—	—	4,832
Total revenues	159,583	21,249	(13,561)	167,271
Operating expenses:
Property operating expenses	44,185	—	—	44,185
Intercompany rent expense	—	13,561	(13,561)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	12,628	—	—	12,628
Observatory expenses	—	7,336	—	7,336
Real estate taxes	26,744	—	—	26,744
Depreciation and amortization	39,865	18	—	39,883
Total operating expenses	125,753	20,915	(13,561)	133,107
Total operating income	33,830	334	—	34,164
Other income (expense):
Interest income	1,225	—	—	1,225
Interest expense	(17,591)	—	—	(17,591)
Income before income taxes	17,464	334	—	17,798
Income tax (expense) benefit	(307)	567	—	260
Net income	$17,157	$901	$—	$18,058
Segment assets	$3,887,337	$254,476	$—	$4,141,813
Expenditures for segment assets	$34,797	$11,553	$—	$46,350

12. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our company and its consolidated subsidiaries. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	changes in our industry, the real estate markets, either nationally or in Manhattan or the greater New York metropolitan area;

•	reduced demand for office or retail space;

•	decreased rental rates or increased vacancy rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	insolvency of a major tenant or a significant number of smaller tenants;

•	our failure to redevelop and reposition properties, or to execute any planned capital project, successfully or on the anticipated timeline or at the anticipated costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate development and capital projects, including construction delays and cost overruns;

•	inability to manage our properties and our growth effectively;

•	departure of any of our key personnel and challenges in succession transition;

•	declining real estate valuations and impairment charges;

•	termination or expiration of our ground leases;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	increased operating costs;

•	misunderstanding of our competition;

•	new office or observatory development in our market;

•	fluctuations in attendance at the observatory;

•	changes in domestic or international tourism, including geopolitical events and currency exchange rates;

•	changes in technology and market competition, which affect utilization of our broadcast or other facilities;

•	changes in our business strategy;

•	resolution of legal proceedings involving the company;

•	general volatility of the capital and credit markets and the market price of our Class A common stock and our publicly-traded OP Units;

•	availability and terms of debt and equity capital;

•	failure to deploy capital effectively;

•	our leverage;

•	fluctuations in interest rates;

•	inability to continue to raise additional debt or equity financing on attractive terms, or at all;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	inability to make distributions to our securityholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	failure to continue to qualify as a real estate investment trust, or REIT;

•	lack, or insufficient amounts, of insurance;

•	a future terrorist event in New York City or the U.S.;

•	environmental uncertainties and risks related to climate change, rising sea levels, adverse weather conditions and natural disasters;

•	inability to comply with applicable laws, rules and regulations;

•	damages resulting from security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our technology (IT) networks related systems; and

•
other factors discussed under “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and additional factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. The risks set forth above are not exhaustive. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
We are a self-administered and self-managed real estate investment trust ("REIT") that owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area.
Highlights for the three months ended March 31, 2019 included:

•	Achieved net income attributable to the Company of $5.7 million and Core Funds From Operations of $56.7 million.

•	Occupancy and leased percentages at March 31, 2019:

•	Total portfolio was 88.8% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.5% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 88.9% occupied; including SLNC, the Manhattan office portfolio was 92.2% leased.

•	Retail portfolio was 90.7% occupied; including SLNC, the retail portfolio was 92.3% leased.

•	Empire State Building was 92.9% occupied; including SLNC, was 94.1% leased.

•
Signed 34 leases, representing 308,051 rentable square feet across the total portfolio, and achieved a 13.4% increase in mark-to-market cash rent over previous fully escalated cash rents portfolio-wide on new, renewal, and expansion leases.

•
Signed 21 new leases representing 153,506 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties), and achieved an increase of 21.1% in mark-to-market cash rent over previous fully escalated cash rents.

•
Signed a renewal lease totaling 119,226 rentable square feet with the Federal Deposit Insurance Corporation, which addressed the Company’s largest near-term lease expiration and represents 1.3% of the portfolio’s annualized rent.

•
Empire State Building Observatory revenue for the first quarter 2019 decreased by 3.2% to $20.6 million from $21.2 million in the first quarter 2018. Net operating income for the first quarter 2019 decreased by 6.6% to $13.0 million from $13.9 million in the first quarter 2018, primarily due to the Easter holiday shift.

•	Declared a dividend of $0.105 per share.

As of March 31, 2019, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 512,632 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 380,000 rentable square foot office building and garage. As of March 31, 2019, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,595 rentable square feet in the aggregate.
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
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Office leases	$35,412	51.2%	$32,032	45.2%
Retail leases	1,820	2.6%	1,861	2.6%
Tenant reimbursements & other income	7,539	10.9%	9,676	13.6%
Observatory operations	20,569	29.8%	21,249	30.0%
Broadcasting licenses and leases	3,791	5.5%	6,132	8.6%
Total	$69,131	100.0%	$70,950	100.0%

We have been executing on a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy; raise our rental rates; increase our rentable square feet; increase our aggregate rental revenue; lengthen our average lease term; increase our average lease size; and improve our tenant credit quality. The related improvements include restored, renovated and upgraded or new lobbies; elevator modernization; renovated public areas and bathrooms; refurbished or new windows; upgrade and standardization of retail storefront and signage; façade restorations; modernization of building-wide systems; and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants and have offered new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through March 31, 2019, we have invested a total of approximately $876.9 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to continue to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building which we believe will improve convenience for office tenants and their visitors, increase the value of our 34th Street facing retail space, enhance the Observatory visitor experience, and increase Observatory revenue per capita.
We anticipate that we will invest approximately $160 million in total over three years to complete all phases of this project. Expenditures, which began during the second quarter 2017, were $105.1 million through March 31, 2019. This investment is an outcome of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.
We continue our work on the 102nd floor component of the Observatory upgrade program and closed the 102nd floor in January 2019. The 102nd floor Observatory may stay closed for as long as nine months during the upgrade.  The elevator servicing the 102nd floor Observatory was closed to visitors, during the first quarter of 2018, for the planned replacement of the original machinery and a new, higher speed glass elevator. Revenue for the 102nd floor observatory was $11.4 million in 2017 and $8.6 million in 2018.
The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $17.7 million through March 31, 2019.
As of March 31, 2019, excluding principal amortization, we have approximately $250.0 million of debt maturing in 2019, and we had total debt outstanding of approximately $1.9 billion, with a weighted average interest rate of 3.84% (excluding discount), a weighted average maturity of 7.8 years and 100.0% of which is fixed-rate indebtedness. As of March 31, 2019, we had cash and cash equivalents and short-term investments of $592.9 million. Our consolidated net debt to total market capitalization was approximately 21.6% as of March 31, 2019.

Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2019 and 2018, respectively.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The following table summarizes our historical results of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change	%
Revenues:
Rental revenue	$143,417	$122,311	$21,106	17.3%
Tenant expense reimbursement	—	17,794	(17,794)	(100.0)%
Observatory revenue	20,569	21,249	(680)	(3.2)%
Lease termination fees	388	622	(234)	(37.6)%
Third-party management and other fees	320	463	(143)	(30.9)%
Other revenues and fees	2,599	4,832	(2,233)	(46.2)%
Total revenues	167,293	167,271	22	—%
Operating expenses:
Property operating expenses	42,955	44,185	1,230	2.8%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	14,026	12,628	(1,398)	(11.1)%
Observatory expenses	7,575	7,336	(239)	(3.3)%
Real estate taxes	28,232	26,744	(1,488)	(5.6)%
Depreciation and amortization	46,098	39,883	(6,215)	(15.6)%
Total operating expenses	141,217	133,107	(8,110)	(6.1)%
Operating income	26,076	34,164	(8,088)	(23.7)%
Other income (expense):			—
Interest income	3,739	1,225	2,514	205.2%
Interest expense	(20,689)	(17,591)	(3,098)	(17.6)%
Income before income taxes	9,126	17,798	(8,672)	(48.7)%
Income tax benefit	730	260	470	180.8%
Net income	9,856	18,058	(8,202)	(45.4)%
Private perpetual preferred unit distributions	(234)	(234)	—	—%
Net income attributable to non-controlling interests	(3,945)	(8,056)	4,111	51.0%
Net income attributable to common stockholders	$5,677	$9,768	$(4,091)	(41.9)%

Rental Revenue and Tenant Expense Reimbursement

We adopted FASB Topic 842 using the modified retrospective approach as of January 1, 2019 and elected to apply the transition provisions of the standard at adoption. As such, the prior period amounts presented under ASC 840 were not restated to conform with the 2019 presentation. We adopted the practical expedient in Topic 842, which allowed us to avoid separating lease and non-lease rental income. Consequently, all rental income earned pursuant to tenant leases in 2019 is reflected as one category, “Rental Revenue,” in the 2019 consolidated statement of income. The following table reflects the components of 2019 rental revenue:

Three Months Ended
March 31, 2019
Rental revenue
Base rent	$126,634
Billed tenant expense reimbursement	16,783
Total rental revenue	$143,417

We believe the preceding table of the components of rental revenue is not, and is not intended to be, a presentation in accordance with GAAP. It is provided here based on our understanding that such information is frequently used by management, investors, securities analysts and other interested parties to evaluate our performance.

The increase in base rent was primarily attributable to increased rental rates.

The decrease in billed tenant expense reimbursement was primarily due to a reduction in broadcasting expense reimbursements.
Observatory Revenue
Observatory revenues were lower primarily due to the fact that the Easter holiday. Easter fell entirely in the second quarter of 2019 as compared to being split between the first and second quarter of 2018.
Lease Termination Fees
Lower lease termination fees were earned in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Third-Party Management and Other Fees
The decrease reflects lower management fee income due to the wind-down of activities in certain managed entities.
Other Revenues and Fees
The decrease in other revenues and fees is primarily due to a $2.8 million settlement with a former broadcast tenant which was received in the three months ended March 31, 2018.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower utility and repairs costs partially offset by higher labor costs.
Ground Rent Expenses
Ground rent expense was consistent with 2018.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to higher leasing costs which were previously capitalized prior to our adoption of Topic 842, Lease Accounting, on January 1, 2019, which requires that non-contingent leasing costs be expensed as incurred.

Observatory Expenses
Observatory expenses increased primarily due to higher IT consulting fees and higher marketing costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Depreciation and Amortization

The increase in depreciation and amortization was attributable to additional depreciation on assets newly placed in service during the past year as well as the acceleration of depreciation of $2.0 million in connection with a partial termination agreement.
Interest Income

Interest income increased primarily due to higher interest on short-term time deposits during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 when there were no short-term time deposits.
Interest Expense
Interest expense increased due to higher outstanding principal balances.
Income Taxes
The increase in income tax benefit was attributable to larger loss for the Observatory segment.

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

At March 31, 2019, we had approximately $592.9 million available in cash and cash equivalents and short-term investments and there was $1.1 billion available under our unsecured revolving credit facility.

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

As of March 31, 2019, we had approximately $1.9 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.84% (excluding discounts) and a weighted average maturity of 7.8 years. As of March 31, 2019, exclusive of principal amortization, we have approximately $250.0 million of debt maturing in 2019. Our consolidated net debt to total market capitalization was approximately 21.6% as of March 31, 2019.

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
As of March 31, 2019, we were in compliance with the above financial covenants (dollars in thousands):

Financial covenant	Required	March 31, 2019	In Compliance
Maximum total leverage	< 60%	29.6%	Yes
Maximum secured debt	< 40%	9.3%	Yes
Minimum fixed charge coverage	> 1.50x	3.9x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.6x	Yes
Maximum unsecured leverage	< 60%	23.5%	Yes
Minimum tangible net worth	$1,252,954	$1,810,557	Yes
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
Office Properties(1)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2019	2018
Number of leases signed(2)	32	39
Total square feet	300,408	253,626
Leasing commission costs(3)	$4,342	$3,835
Tenant improvement costs(3)	16,569	12,673
Total leasing commissions and tenant improvement costs(3)	$20,911	$16,508
Leasing commission costs per square foot(3)	$14.45	$15.12
Tenant improvement costs per square foot(3)	55.15	49.97
Total leasing commissions and tenant improvement costs per square foot(3)	$69.60	$65.09
Retail Properties(4)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2019	2018
Number of leases signed(2)	2	2
Total square feet	7,643	5,904
Leasing commission costs(3)	$277	$149
Tenant improvement costs(3)	401	185
Total leasing commissions and tenant improvement costs(3)	$678	$334
Leasing commission costs per square foot(3)	$36.25	$25.20
Tenant improvement costs per square foot(3)	52.44	31.31
Total leasing commissions and tenant improvement costs per square foot(3)	$88.69	$56.51
_______________

(1)
Excludes an aggregate of 512,632 and 506,352 rentable square feet of retail space in our Manhattan office properties in 2019 and 2018, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 512,632 and 506,352 rentable square feet of retail space in our Manhattan office properties in 2019 and 2018, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three Months Ended March 31,
	2019	2018
Total Portfolio
Capital expenditures (1)	$30,149	$26,916
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of March 31, 2019, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $99.4 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $31.9 million and $31.8 million have been made to securityholders for the three months ended March 31, 2019 and 2018, respectively.

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

Under the program, we may purchase such Securities in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of Securities, and the program may be suspended or discontinued at our discretion without prior notice.

Cash Flows
Comparison of Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Net cash. Cash and cash equivalents and restricted cash were $304.7 million and $752.2 million, respectively, as of March 31, 2019 and 2018. The decrease was primarily due to investments in short-term time deposits and capital improvements and expenditures.
Operating activities. Net cash provided by operating activities increased by $9.3 million, to $77.9 million, for the three months ended March 31, 2019 compared to $68.6 million for the three months ended March 31, 2018, primarily due to changes in working capital.
Investing activities. Net cash used in investing activities decreased by $32.9 million, to $11.2 million, for the three months ended March 31, 2019 compared to $44.1 million for the three months ended March 31, 2018, due to proceeds from maturing short-term investments partially offset by expenditures for tenant and building improvements in the three months ended March 31, 2019.
Financing activities. Net cash provided by financing activities decreased by $230.4 million, to $32.9 million used in financing activities for the three months ended March 31, 2019 compared to $197.5 million provided by financing activities for the three months ended March 31, 2018, primarily due to net proceeds from the issuance of debt in the three months March 31, 2018 compared to none for the three months ended March 31, 2019.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net income	$9,856	$18,058
Add:
General and administrative expenses	14,026	12,628
Depreciation and amortization	46,098	39,883
Interest expense	20,689	17,591
Income tax benefit	(730)	(260)
Less:
Third-party management and other fees	(320)	(463)
Interest income	(3,739)	(1,225)
Net operating income	$85,880	$86,212
Other Net Operating Income Data
Straight-line rental revenue	$5,404	$5,853
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$2,354	$1,168
Amortization of acquired below-market ground leases	$1,958	$1,958

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

Modified Funds From Operations ("Modified FFO")
Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of two option properties as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-

cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net income	$9,856	$18,058
Private perpetual preferred unit distributions	(234)	(234)
Real estate depreciation and amortization	45,092	39,468
FFO attributable to common stockholders and non-controlled interests	54,714	57,292
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common stockholders and non-controlled interests	56,672	59,250

Core FFO attributable to common stockholders and non-controlled interests	$56,672	$59,250

Weighted average shares and Operating Partnership Units
Basic	298,049	296,824
Diluted	298,049	296,827
Factors That May Influence Future Results of Operations
Leasing
We signed 1.0 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2018. During the three months ended March 31, 2019, we signed 0.3 million rentable square feet of new leases, expansions and renewals.
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
As of March 31, 2019, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.5% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 6.3% and 6.8% of net rentable square footage of the properties in our portfolio will expire in 2019 and in 2020, respectively. These leases are expected to represent approximately 6.0% and 7.1%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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

Observatory Operations
The Empire State Building Observatory revenue for the first quarter 2019 was $20.6 million, a 3.2% decrease from $21.2 million for the first quarter 2018. The Observatory hosted approximately 601,000 visitors in the first quarter 2019 versus 644,000 visitors in the first quarter 2018, a decrease of 6.7%. In 2018, the Easter holiday week was split between the first and second quarters, versus 2019, the Easter holiday week was entirely in the second quarter. In the first quarter 2019, there were 15 bad weather days compared to 15 bad weather days in the first quarter 2018.
We continue the work on the 102nd floor component of our Observatory upgrade program and we closed the 102nd floor in January 2019. The 102nd floor Observatory may stay closed for as long as nine months during the upgrade. The elevator servicing the 102nd floor Observatory was closed to visitors during the first quarter of 2018 for the planned replacement of the original machinery and a new, higher speed glass elevator.
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
Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of March 31, 2019, we had no variable rate debt as the LIBOR rate on our unsecured term loan facility of $265.0 million was fixed at 2.1485% under a variable to fixed interest rate swap agreement.
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

We entered into interest rate LIBOR swap agreements with an aggregate notional value of $515.0 million, which fix LIBOR interest rates between 2.1485% and 2.9580% and mature between August 24, 2022 and July 1, 2026. All interest rate swaps as of March 31, 2019 have been designated as cash flow hedges and are deemed highly effective with a fair value of ($10.3 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
As of March 31, 2019, the weighted average interest rate on the $1.9 billion of fixed-rate indebtedness outstanding was 3.84% per annum, with maturities at various dates through March 22, 2033.
As of March 31, 2019, the fair value of our outstanding debt was approximately $1.9 billion, which was approximately $18.0 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of March 31, 2019, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Third Amended and Restated Bylaws of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on March 7, 2019.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY TRUST, INC.

Date: May 2, 2019                             By:/s/ David A. Karp
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2019                             By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)