Form 10-Q
period 2020-03-31
Empire State Realty Trust, Inc.
filed 2020-05-06
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, there were 174,446,436 shares of Class A Common Stock, $0.01 par value per share, outstanding and 1,014,934 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	8,800	7,989
Building and improvements	2,913,312	2,900,248
	3,123,308	3,109,433
Less: accumulated depreciation	(886,822)	(862,534)
Commercial real estate properties, net	2,236,486	2,246,899
Cash and cash equivalents	1,008,983	233,946
Restricted cash	36,881	37,651
Tenant and other receivables	22,549	25,423
Deferred rent receivables	229,154	220,960
Prepaid expenses and other assets	40,583	65,453
Deferred costs, net	218,578	228,150
Acquired below-market ground leases, net	350,609	352,566
Right of use assets	29,256	29,307
Goodwill	491,479	491,479
Total assets	$4,664,558	$3,931,834
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$604,763	$605,542
Senior unsecured notes, net	973,002	798,392
Unsecured term loan facilities, net	386,568	264,640
Unsecured revolving credit facility, net	546,436	—
Accounts payable and accrued expenses	142,315	143,786
Acquired below-market leases, net	37,623	39,679
Ground lease liabilities	29,256	29,307
Deferred revenue and other liabilities	64,176	72,015
Tenants’ security deposits	30,543	30,560
Total liabilities	2,814,682	1,983,921
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 176,112,860 shares issued and outstanding and 180,877,597 shares issued and outstanding in 2020 and 2019, respectively	1,761	1,809
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,015,149 and 1,016,799 shares issued and outstanding in 2020 and 2019, respectively	10	10
Additional paid-in capital	1,195,885	1,232,433
Accumulated other comprehensive loss	(32,106)	(21,496)
Retained (deficit) earnings	(16,966)	15,764
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,148,584	1,228,520
Non-controlling interests in operating partnership	671,352	690,242
Private perpetual preferred units:
Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664,038 and 4,610,383 issued and outstanding in 2020 and 2019, respectively	21,936	21,147
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2020 and 2019	8,004	8,004
Total equity	1,849,876	1,947,913
Total liabilities and equity	$4,664,558	$3,931,834
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental revenue	$148,113	$143,417
Observatory revenue	19,544	20,569
Lease termination fees	211	388
Third-party management and other fees	346	320
Other revenue and fees	2,010	2,599
Total revenues	170,224	167,293
Operating expenses:
Property operating expenses	41,468	42,955
Ground rent expenses	2,331	2,331
General and administrative expenses	15,951	14,026
Observatory expenses	8,154	7,575
Real estate taxes	29,254	28,232
Depreciation and amortization	46,093	46,098
Total operating expenses	143,251	141,217
Total operating income	26,973	26,076
Other income (expense):
Interest income	637	3,739
Interest expense	(19,618)	(20,689)
Loss on early extinguishment of debt	(86)	—
Income before income taxes	7,906	9,126
Income tax benefit	382	730
Net income	8,288	9,856
Private perpetual preferred unit distributions	(1,050)	(234)
Net income attributable to non-controlling interests	(2,743)	(3,945)
Net income attributable to common stockholders	$4,495	$5,677

Total weighted average shares:
Basic	181,741	175,850
Diluted	292,645	298,049

Earnings per share attributable to common stockholders:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Dividends per share	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$8,288	$9,856
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(17,695)	(7,390)
Less: amount reclassified into interest expense	796	149
Other comprehensive income (loss)	(16,899)	(7,241)
Comprehensive income (loss)	(8,611)	2,615
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(3,793)	(4,179)
Other comprehensive (income) loss attributable to non-controlling interests	6,405	2,969
Comprehensive income (loss) attributable to common stockholders	$(5,999)	$1,405

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2020
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2019	180,878	$1,809	1,017	$10	$1,232,433	$(21,496)	$15,764	1,228,520	$690,242	$29,151	1,947,913
Issuance of private perpetual in exchange for common shares	—	—	—	—	—	—	—	—	(789)	789	—
Conversion of operating partnership units and Class B shares to Class A shares	1,660	17	(2)	—	7,661	(116)	—	7,562	(7,562)	—	—
Repurchases of common shares	(6,571)	(65)	—	—	(44,363)	—	(18,238)	(62,666)	—	—	(62,666)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,737	—	5,737
Restricted stock, net of forfeitures	146	—	—	—	154	—	—	154	—	—	154
Dividends and distributions	—	—	—	—	—	—	(18,987)	(18,987)	(12,614)	(1,050)	(32,651)
Net income	—	—	—	—	—	—	4,495	4,495	2,743	1,050	8,288
Other comprehensive income (loss)	—	—	—	—	—	(10,494)	—	(10,494)	(6,405)	—	(16,899)
Balance at March 31, 2020	176,113	$1,761	1,015	$10	$1,195,885	$(32,106)	$(16,966)	$1,148,584	$671,352	$29,940	$1,849,876

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2019
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2018	173,874	$1,739	1,038	$10	$1,204,075	$(8,853)	$41,511	1,238,482	$744,623	$8,004	1,991,109
Issuance of private perpetual in exchange for common shares	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units and Class B shares to Class A shares	1,625	16	(3)	—	3,271	(5)	—	3,282	(3,282)	—	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,379	—	5,379
Restricted stock, net of forfeitures	59	—	—	—	40	—	—	40	—	—	40
Dividends and distributions	—	—	—	—	—	—	(18,520)	(18,520)	(13,188)	(234)	(31,942)
Net income	—	—	—	—	—	—	5,677	5,677	3,945	234	9,856
Other comprehensive income (loss)	—	—	—	—	—	(4,272)	—	(4,272)	(2,969)	—	(7,241)
Balance at March 31, 2019	175,558	$1,755	1,035	$10	$1,207,386	$(13,130)	$28,668	$1,224,689	$734,508	$8,004	$1,967,201

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$8,288	$9,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,093	46,098
Amortization of non-cash items within interest expense	1,052	2,074
Amortization of acquired above- and below-market leases, net	(908)	(2,354)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(8,193)	(5,404)
Equity based compensation	5,891	5,419
Loss on early extinguishment of debt	86	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(17)	(1,243)
Tenant and other receivables	2,874	7,385
Deferred leasing costs	(4,118)	(3,270)
Prepaid expenses and other assets	24,869	24,046
Accounts payable and accrued expenses	(5,261)	(5,192)
Deferred revenue and other liabilities	(7,840)	(1,471)
Net cash provided by operating activities	64,774	77,902
Cash Flows From Investing Activities
Short-term investments	—	50,000
Development costs	(811)	—
Additions to building and improvements	(39,799)	(61,163)
Net cash used in investing activities	(40,610)	(11,163)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(970)	(934)
Proceeds from unsecured senior notes	175,000	—
Repayment of unsecured term loan	(50,000)	—
Proceeds from unsecured term loan	175,000	—
Proceeds from unsecured revolving credit facility	550,000	—
Repurchases of common shares	(62,666)	—
Deferred financing costs	(3,610)	—
Private perpetual preferred unit distributions	(1,050)	(234)
Dividends paid to common stockholders	(18,987)	(18,520)
Distributions paid to non-controlling interests in the operating partnership	(12,614)	(13,188)
Net cash provided by (used in) financing activities	750,103	(32,876)
Net increase in cash and cash equivalents and restricted cash	774,267	33,863
Cash and cash equivalents and restricted cash—beginning of period	271,597	270,813
Cash and cash equivalents and restricted cash—end of period	$1,045,864	$304,676

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$233,946	$204,981
Restricted cash at beginning of period	37,651	65,832
Cash and cash equivalents and restricted cash at beginning of period	$271,597	$270,813

Cash and cash equivalents at end of period	$1,008,983	$242,910
Restricted cash at end of period	36,881	61,766
Cash and cash equivalents and restricted cash at end of period	$1,045,864	$304,676

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,081	$20,768
Cash paid for income taxes	$898	$1,075

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$78,107	$82,399
Write-off of fully depreciated assets	13,932	6,126
Derivative instruments at fair values included in prepaid expenses and other assets	—	3
Derivative instruments at fair values included in accounts payable and accrued expenses	30,387	10,336
Conversion of operating partnership units and Class B shares to Class A shares	7,562	3,282
Issuance of Series 2019 private perpetual preferred in exchange for common shares	789	—
Right of use assets	—	29,452
Ground lease liabilities	—	29,452

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
As of March 31, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 509,244 rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 415,000 rentable square foot office building and garage. As of March 31, 2020, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,488 rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2020, we owned approximately 59.5% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
2. Summary of Significant Accounting Policies
There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2019 Annual Report on Form 10-K.

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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2019 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
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
Revenue Recognition
For Coronavirus 2019 (“COVID-19”) pandemic related rent deferral agreements, we will generally elect to record rental revenue and a receivable during the deferral period.

Recently Issued or Adopted Accounting Standards
During April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease.

During March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
During January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which contain amendments that modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. ASU No. 2017-04 should be applied on a prospective basis and the amendments adopted for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard and related amendments on January 1, 2020 and such adoption did not have a material impact our consolidated financial statements.
During June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which contains amendments that replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted in accordance with ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-13 and ASU No. 2018-19 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Earlier adoption as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, is permitted. The amendments must be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified retrospective approach). We adopted these standards on January 1, 2020 and such adoption did not have a material impact our consolidated financial statements.
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Leasing costs	$200,792	$199,033
Acquired in-place lease value and deferred leasing costs	193,478	200,296
Acquired above-market leases	44,813	49,213
	439,083	448,542
Less: accumulated amortization	(220,505)	(224,598)
Total deferred costs, net, excluding net deferred financing costs	$218,578	$223,944

At December 31, 2019, $4.2 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet. At March 31, 2020, the net deferred financing costs associated with the unsecured revolving credit facility were included as a reduction of debt.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.9 million and $6.2 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to acquired lease intangibles was $2.0 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively.
Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(46,307)	(44,350)
Acquired below-market ground leases, net	$350,609	$352,566

	March 31, 2020	December 31, 2019
Acquired below-market leases	$(97,101)	$(100,472)
Less: accumulated amortization	59,478	60,793
Acquired below-market leases, net	$(37,623)	$(39,679)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.9 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.

4. Debt
Debt consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	Principal Balance		As of March 31, 2020
	March 31, 2020	December 31, 2019	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$89,090	$89,650	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.75%	7/1/2027
1010 Third Avenue and 77 West 55th Street	38,061	38,251	4.01%	4.23%	1/5/2028
10 Bank Street	32,700	32,920	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	609,851	610,821
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	—	3.61%	4.90%	3/17/2032
Series H	75,000	—	3.73%	5.00%	3/17/2035
Unsecured revolving credit facility (4)	550,000	—	LIBOR plus 1.10%	3.48%	8/29/2021
Unsecured term loan facility (4)	215,000	265,000	LIBOR plus 1.20%	3.39%	3/19/2025
Unsecured term loan facility (4)	175,000	—	LIBOR plus 1.50%	3.87%	12/31/2026
Total principal	2,524,851	1,675,821
Deferred financing costs, net	(14,082)	(7,247)
Total	$2,510,769	$1,668,574
______________

(1)
The effective rate is the yield as of March 31, 2020 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At March 31, 2020, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at March 31, 2020 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2020	$2,967	$—	$2,967
2021	4,090	550,000	554,090
2022	5,628	—	5,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
Thereafter	25,909	1,842,748	1,868,657
Total	$54,428	$2,470,423	$2,524,851

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Financing costs	$28,839	$25,315
Less: accumulated amortization	(14,757)	(13,863)
Total deferred financing costs, net	$14,082	$11,452

At December 31, 2019, $4.2 million of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet. At March 31, 2020, the net deferred financing costs associated with the unsecured revolving credit facility were included as a reduction of debt.
Amortization expense related to deferred financing costs was $0.9 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.
Unsecured Revolving Credit and Term Loan Facilities

On March 19, 2020, through our Operating Partnership, we entered into an amendment to an existing credit agreement with the lenders party thereto, Bank of America, N.A., as administrative agent, and Bank of America, Wells Fargo Bank, National Association and Capital One, National Association, as the letter of credit issuers party thereto. The amendment amends the amended and restated senior unsecured revolving credit and term loan facility, entered into as of August 29, 2017, with Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo, National Association and Capital One, National Association, as co-syndication agents, and the lenders party thereto.

This new amended and restated senior unsecured revolving credit and term loan facility (the "Credit Facility") is in the original principal amount of up to $1.315 billion, which consists of a $1.1 billion revolving credit facility and a $215.0 million term loan facility. We borrowed the term loan facility in full at closing. We may request the Credit Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.75 billion. As of March 31, 2020, our borrowings amounted to $550.0 million under the revolving credit facility and $215.0 million under the term loan facility.

The initial maturity of the unsecured revolving credit facility is August 2021. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the unsecured revolving credit facility on the first and the second extensions, respectively. The term loan facility matures in March 2025. We may prepay the loans under the Credit Facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar Rate borrowings.

On March 19, 2020, we entered into a senior unsecured term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC as sole bookrunner, Wells Fargo Securities, LLC, Capital One, National Association, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers, Capital One, National Association, as syndication agent, U.S. Bank National Association and Trust Bank, as documentation agents, and the lenders party thereto.
The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of March 31, 2020, our borrowings amounted to $175.0 million under the Term Loan Facility.
The Term Loan Facility matures on December 31, 2026. We may prepay loans under the Term Loan Facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar rate borrowings and, if the prepayment occurs on or before December 31, 2021, a prepayment fee. If the prepayment occurs on or prior to December 31, 2020, the prepayment fee is equal to 2.0% of the principal amount prepaid, and if the prepayment occurs after December 31, 2020 but on or prior to December 31, 2021, the prepayment fee is equal to 1.0% of the principal amount prepaid.

The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of March 31, 2020, we were in compliance with the covenants under the Credit Facility and the Term Loan Facility.

Senior Unsecured Notes
On March 17, 2020, through the Operating Partnership, we entered into an agreement to issue and sell an aggregate $175 million of senior unsecured notes, consisting of (a) $100 million aggregate principal amount of 3.61% Series G Senior Notes due March 17, 2032 (the “Series G Notes”) and (b) $75 million aggregate principal amount of 3.73% Series H Senior Notes due March 17, 2035 (the “Series H Notes”). The issue price for the Series G and H Notes was 100% of the aggregate principal amount thereof.

The terms of the Series G and H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2020, we were in compliance with the covenants under the outstanding senior unsecured notes.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Accrued capital expenditures	$78,107	$90,910
Accounts payable and accrued expenses	29,667	35,084
Interest rate swap agreements liability	30,387	13,330
Accrued interest payable	3,254	3,699
Due to affiliated companies	900	763
Total accounts payable and accrued expenses	$142,315	$143,786

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $30.8 million. If we had breached any of these provisions at March 31, 2020, we could have been required to settle our obligations under the agreements at their termination value of $30.8 million.

As of March 31, 2020 and December 31, 2019, we had interest rate LIBOR swaps with an aggregate notional value of $390.0 million and $390.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2020 and December 31, 2019, the fair value of our derivative instruments amounted to $(30.4) million and $(13.3) million, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities.

As of March 31, 2020 and 2019, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $(16.9) million and $(7.2) million for the three months ended March 31, 2020 and 2019, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(10.9) million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

						March 31, 2020		December 31, 2019
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(11,888)	$—	$(4,247)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	(18,499)	—	(9,083)
						$—	$(30,387)	$—	$(13,330)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2020	March 31, 2019
Amount of gain (loss) recognized in other comprehensive income (loss)	$(17,695)	$(7,390)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(796)	(149)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2020	March 31, 2019
Total interest (expense) presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$(19,618)	$(20,689)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(796)	(149)

Fair Valuation

The estimated fair values at March 31, 2020 and December 31, 2019 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The fair value of our mortgage notes payable, senior unsecured notes - Series A, B, C, D, E, F, G and H, unsecured term loan facilities, unsecured revolving credit facility and ground lease liabilities which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$30,387	$30,387	$—	$30,387	$—
Mortgage notes payable	604,763	638,852	—	—	638,852
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,002	1,034,848	—	—	1,034,848
Unsecured term loan facilities	386,568	391,627	—	—	391,627
Unsecured revolving credit facility	546,436	550,000	—	—	550,000
Ground lease liabilities	29,256	34,564	—	—	34,564

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$13,330	$13,330	$—	$13,330	$—
Mortgage notes payable	605,542	629,609	—	—	629,609
Senior unsecured notes - Series A, B, C, D, E and F	798,392	843,394	—	—	843,394
Unsecured term loan facility	264,640	265,000	—	—	265,000
Ground lease liabilities	29,307	33,790	—	—	33,790

Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2020 and December 31, 2019. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our March 31, 2020 and 2019 condensed consolidated statements of income as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three months ended March 31, 2020 and 2019 are as follows (amounts in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Fixed payments	$130,514	$126,581
Variable payments	17,599	16,836
Total rental revenue	$148,113	$143,417

As of March 31, 2020, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

Remainder of 2020	$371,553
2021	484,524
2022	462,080
2023	435,217
2024	397,628
Thereafter	1,842,594
$3,993,596

The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $29.3 million and lease liabilities of $29.3 million in our consolidated balance sheet as of March 31, 2020. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of March 31, 2020 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of March 31, 2020 was 50.1 years.

As of March 31, 2020, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2020	$1,139
2021	1,518
2022	1,518
2023	1,518
2024	1,518
Thereafter	66,780
Total undiscounted cash flows	73,991
Present value discount	(44,735)
Ground lease liabilities	$29,256

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of March 31, 2020, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, in October 2014, 12 former investors in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, as respondents. The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. These investors had opted out of a prior class action bringing similar claims that was settled with court approval. The respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings for a select number of sessions started in May 2016 and concluded in August 2018. Post-hearing briefing has been completed.

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
Unfunded Capital Expenditures
At March 31, 2020, we estimate that we will incur approximately $146.1 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2020, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2020, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2020, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
LTIP units subject to time-based vesting, whether vested or not, receive the same per unit distributions as OP units, which equal per share dividends (both regular and special) on our common stock. Performance based LTIP units receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income attributable to common stockholders	$4,495	$5,677
Increase in additional paid-in capital for the conversion of OP Units into common stock	7,661	3,271
Change from net income attributable to common stockholders and transfers from non-controlling interests	$12,156	$8,948

As of March 31, 2020, there were 297,676,225 OP Units outstanding, of which 177,128,009, or 59.5%, were owned by us and 120,548,216, or 40.5%, were owned by other partners, including certain directors, officers and other members of executive management.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors reauthorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2020.     Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities each of the three months ended March 31, 2020 and the month of April 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
March 2020	6,570,778	$9.54	6,570,778	$437,334

April 2020	2,345,129	$8.66	2,345,129	$417,023

Private Perpetual Preferred Units
As of March 31, 2020, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions
Total dividends paid to common stockholders were $19.0 million and $18.5 million for the three months ended March 31, 2020 and 2019, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $12.6 million and $13.2 million for the three months ended March 31, 2020 and 2019, respectively. Total distributions paid to preferred unitholders were $1.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Incentive and Share-Based Compensation
The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of March 31, 2020, 6.9 million shares of common stock remain available for future issuance.
In March 2020, we made grants of LTIP units to executive officers under the 2019 Plan. At such time, we granted to executive officers a total of 745,155 LTIP units that are subject to time-based vesting and 3,358,767 LTIP units that are subject to market-based vesting, with fair market values of $5.6 million for the time-based vesting awards and $14.0 million for the market-based vesting awards. In March 2020 we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan. At such time, we granted to certain other employees a total of 113,971 LTIP units and 158,806 shares of restricted stock that are subject to time-based vesting and 502,475 LTIP units that are subject to market-based vesting, with fair market values of $2.3 million for the time-based vesting awards and $2.3 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2020, subject generally to the grantee's continued employment. The first installment vests on January 1, 2021 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2020. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2023 and the second installment vesting on January 1, 2024, subject generally to the grantee's continued employment on those dates.
Our named executive officers can elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIP's at the face amount of such bonus or (ii) time-vesting LTIP's which would vest over three years, subject to continued employment, at 125% of such face amount. In March 2020, we made grants of LTIP units to executive officers under the 2019 Plan in connection with the 2019 bonus election program. We granted to executive officers a total of 624,380 LTIP units that are subject to time-based vesting with a fair market value of $4.4 million. Of these LTIP units, 23,049 LTIP units vested immediately on the grant date and 601,331 LTIP units vest ratably over three years from January 1, 2020, subject generally to the grantee's continued employment. The first installment vests on January 1, 2021 and the remainder will vest thereafter in two equal annual installments.
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
In October 2019 and May 2019, we made grants of LTIP units to our non-employee directors under the 2019 Plan. In the aggregate, we granted a total of 76,718 LTIP units that are subject to time-based vesting with fair market values of $1.1 million. The awards vest ratably over three years from May 17, 2019, subject generally to the director's continued service on our Board of Directors. The first installment vests on May 17, 2020 and the remainder will vest thereafter in two equal annual installments.
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
LTIP units and restricted stock issued during the three months ended March 31, 2020 were valued at $28.8 million. The weighted-average per unit or share fair value was $5.23 for grants issued in 2020. The per unit or share granted in 2020 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 3.70%, a risk-free interest rate from 0.37% to 0.50%, and an expected price volatility from 19.0% to 26.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2020.
The following is a summary of restricted stock and LTIP unit activity for the three months ended March 31, 2020:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2019	118,918	5,986,569	$9.73
Vested	(42,702)	(638,907)	15.54
Granted	158,806	5,344,748	5.23
Forfeited or unearned	—	(841,587)	11.09
Unvested balance at March 31, 2020	235,022	9,850,823	$6.76

The LTIP unit and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $1.6 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. Unrecognized compensation expense was $2.3 million at March 31, 2020, which will be recognized over a weighted average period of 2.7 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.3 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. Unrecognized compensation expense was $50.3 million at March 31, 2020, which will be recognized over a weighted average period of 2.6 years.

Earnings Per Share
Earnings per share for the three months ended March 31, 2020 and 2019 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator - Basic:
Net income	$8,288	$9,856
Private perpetual preferred unit distributions	(1,050)	(234)
Net income attributable to non-controlling interests	(2,743)	(3,945)
Earnings allocated to unvested shares	(11)	(7)
Net income attributable to common stockholders - basic	$4,484	$5,670

Numerator - Diluted:
Net income	$8,288	$9,856
Private perpetual preferred unit distributions	(1,050)	(234)
Earnings allocated to unvested shares	(11)	(7)
Net income attributable to common stockholders - diluted	$7,227	$9,615

Denominator:
Weighted average shares outstanding - basic	181,741	175,850
Operating partnership units	110,904	122,199
Effect of dilutive securities:
Stock-based compensation plans	—	—
Weighted average shares outstanding - diluted	292,645	298,049

Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

There were 399,894 antidilutive shares and LTIP units for the three months ended March 31, 2020 and 684 antidilutive shares and LTIP units for the three months ended March 31, 2019, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. These fees are included within third-party management and other fees.
Other

We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
One of our directors, James D. Robinson IV, is a general partner in an investment fund, which owns more than a 10% economic and voting interest in one of our tenants, OnDeck Capital, with an annualized rent of $4.8 million as of March 31, 2020.
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

The following tables provide components of segment profit for each segment for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$148,113	$—	$—	$148,113
Intercompany rental revenue	11,536	—	(11,536)	—
Observatory revenue	—	19,544	—	19,544
Lease termination fees	211	—	—	211
Third-party management and other fees	346	—	—	346
Other revenue and fees	2,010	—	—	2,010
Total revenues	162,216	19,544	(11,536)	170,224
Operating expenses:
Property operating expenses	41,468	—	—	41,468
Intercompany rent expense	—	11,536	(11,536)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	15,951	—	—	15,951
Observatory expenses	—	8,154	—	8,154
Real estate taxes	29,254	—	—	29,254
Depreciation and amortization	46,085	8	—	46,093
Total operating expenses	135,089	19,698	(11,536)	143,251
Total operating income	27,127	(154)	—	26,973
Other income (expense):
Interest income	637	—	—	637
Interest expense	(19,618)	—	—	(19,618)
Loss on early extinguishment of debt	(86)	—	—	(86)
Income before income taxes	8,060	(154)	—	7,906
Income tax (expense) benefit	(227)	609	—	382
Net income	$7,833	$455	$—	$8,288
Segment assets	$4,409,281	$255,277	$—	$4,664,558
Expenditures for segment assets	$26,570	$1,237	$—	$27,807

	Three Months Ended March 31, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$143,417	$—	$—	$143,417
Intercompany rental revenue	14,021	—	(14,021)	—
Tenant expense reimbursement	—	—	—	—
Observatory revenue	—	20,569	—	20,569
Lease termination fees	388	—	—	388
Third-party management and other fees	320	—	—	320
Other revenue and fees	2,599	—	—	2,599
Total revenues	160,745	20,569	(14,021)	167,293
Operating expenses:
Property operating expenses	42,955	—	—	42,955
Intercompany rent expense	—	14,021	(14,021)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,026	—	—	14,026
Observatory expenses	—	7,575	—	7,575
Real estate taxes	28,232	—	—	28,232
Depreciation and amortization	46,091	7	—	46,098
Total operating expenses	133,635	21,603	(14,021)	141,217
Total operating income	27,110	(1,034)	—	26,076
Other income (expense):
Interest income	3,739	—	—	3,739
Interest expense	(20,689)	—	—	(20,689)
Income before income taxes	10,160	(1,034)	—	9,126
Income tax (expense) benefit	(234)	964	—	730
Net income	$9,926	$(70)	$—	$9,856
Segment assets	$3,930,697	$261,743	$—	$4,192,440
Expenditures for segment assets	$44,531	$13,789	$—	$58,320

12. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our company and its consolidated subsidiaries. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to businesses that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s tenants, particularly retail, and the Observatory recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments, (d) international and national disruption of travel and tourism with a resulting decline in Observatory visitors, and (e) macroeconomic conditions, such as a disruption of, or lack of access to, the capital markets, and general volatility adversely impacting the market price of the Company’s Class A common stock and publicly-traded partnership units of the Operating Partnership; (ii) resolution of legal proceedings involving the Company; (iii) reduced demand for office or retail space; (iv)changes in our business strategy; (v) changes in technology and market competition that affect utilization of our broadcast or other facilities; (vi) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events and/or currency exchange rates, which may cause a decline in Observatory visitors; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) declining real estate valuations and impairment charges; (x) termination or expiration of our ground leases; (xi) our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xii) decreased rental rates or increased vacancy rates; (xiii) our failure to redevelop and reposition properties, or to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xiv) difficulties in identifying properties to acquire and completing acquisitions; (xv) risks related to our development projects (including our Metro Tower development site) and capital projects, including the cost of construction delays and cost overruns; (xvi) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvii) our failure to qualify as a REIT; and (xviii) environmental uncertainties and risks related to adverse weather conditions, rising sea levels and natural disasters. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. The risks set forth above are not exhaustive. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 which we filed with the SEC. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Overview
We are a self-administered and self-managed real estate investment trust ("REIT") that owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area.
Highlights for the three months ended March 31, 2020 included:

•	Achieved net income attributable to the Company of $4.5 million and Core Funds From Operations of $53.7 million.

•	Fortified our already strong balance sheet with the completion of several financings that raised $300 million in net incremental proceeds.

•	Bolstered our cash balance with $550 million drawn under our unsecured revolving credit facility.

•	Repurchased 8.9 million shares at an average price of $9.31 per share, totaling $83.0 million in aggregate, through April 30, 2020.

•	Occupancy and leased percentages at March 31, 2020:

•	Total portfolio was 88.7% occupied; including signed leases not commenced (“SLNC”), the total portfolio was 91.1% leased.

•	Manhattan office portfolio (excluding the retail component of these properties) was 90.0% occupied; including SLNC, the Manhattan office portfolio was 92.6% leased.

•	Retail portfolio was 88.5% occupied; including SLNC, the retail portfolio was 94.0% leased.

•	Empire State Building was 93.7% occupied; including SLNC, was 95.4% leased.

•
Signed 35 leases, representing 149,143 rentable square feet across the total portfolio, and achieved a 3.4% increase in mark-to-market cash rent over previous fully escalated cash rents portfolio-wide on new, renewal, and expansion leases.

•
Signed 12 new leases representing 63,153 rentable square feet for the Manhattan office portfolio (excluding the retail component of these properties) and achieved an increase of 19.4% in mark-to-market cash rent over previous fully escalated cash rents.

•
Increased Empire State Building Observatory revenues during the first two months of 2020 by 13.2%, after adjusting for the 102nd floor observation deck, to $14.4 million from $12.7 million in the first two months of 2019. On March 16, 2020, the Company complied with the instructions of authorities related to COVID-19 and closed the Empire State Building Observatory.

•	Declared a dividend of $0.105 per share.
As of March 31, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 509,244 rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 415,000 rentable square foot office building and garage. As of March 31, 2020, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 205,488 rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. During the past ten years, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory.
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Office leases	$37,083	53.3%	$35,412	51.2%
Retail leases	1,616	2.3%	1,820	2.6%
Tenant reimbursements & other income	6,694	9.6%	7,539	10.9%
Observatory operations	19,544	28.0%	20,569	29.8%
Broadcasting licenses and leases	4,743	6.8%	3,791	5.5%
Total	$69,680	100.0%	$69,131	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. From 2002 through March 31, 2020, we have invested a total of approximately $929.5 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well-maintained and our well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $29.7 million through March 31, 2020.
As of March 31, 2020, excluding principal amortization, we have no debt maturing until 2021, which has two six- month extension options, and we had total debt outstanding of approximately $2.5 billion, with a weighted average interest rate of 3.60%, and a weighted average maturity of 7.2 years and 78.0% of which is fixed-rate indebtedness and 22.0% of which is variable-rate indebtedness. As of March 31, 2020, we had cash and cash equivalents of approximately $1.0 billion. Our consolidated net debt to total market capitalization was approximately 35.5% as of March 31, 2020.
Impact of COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented economic, social and political uncertainty, volatility and disruption in the United States and globally. We have taken the following actions in response to the impact of the COVID-19 pandemic impact on our business.

Liquidity
In March 2020, we bolstered our balance sheet to ensure proper liquidity by raising $300.0 million in net proceeds in two financings and drawing down $550.0 million under our $1.1 billion unsecured revolving credit facility. We currently hold over $1.0 billion in cash on our balance sheet and have $550.0 million undrawn capacity under our credit facility.
Property Operations
All of our office buildings have remained open during the current COVID-19 pandemic to tenants that provide essential goods and services, as permitted by the authorities. We have scaled back certain building operations in cleaning, security, lobby concierge and recurring maintenance, which will reduce costs until buildings are repopulated. We estimate that these efforts will reduce operating expenses by approximately 25% from 2019 levels or approximately $40 to 45 million on an annualized basis. A portion of the reduction in operating expenses will be offset by a reduction in tenant expense recoveries.
Our operations team is hard at work to develop plans for when work from home orders are lifted and our tenants reoccupy our buildings to ensure a safe, clean and healthy work environment. These plans involve additional staffing, cleaning and maintenance, and changes to building operations for building access by tenants and their guests.
All New York State capital improvement work, except for essential work as defined by the authorities which includes safety-related work and work to demobilize previously started projects, has been stopped until such time that the government restrictions are lifted. The spend is significantly curtailed under the current restrictions. Work continues in Connecticut as permitted by the authorities.
We have reviewed all of our leases under which we have an obligation to complete capital improvement work. We have notified tenants where appropriate that under the force majeure event clause in our leases, completion deadlines will be extended without penalty.
Despite the challenge of the uncertain near-term environment, we continue to believe in the long-term demand for office space. Many have now experienced the inefficiencies of working from home and miss the connectivity and productivity that an office environment provides. That said, we believe the pandemic may cause some fundamental changes to how tenants use their office space in the future including less densification and smarter open floor plans with appropriate spacing. We also believe current co-working build-outs are too dense and will be poorly positioned for tenant demand in the new paradigm.
Leasing
The economic uncertainty relating to the COVID-19 pandemic has slowed the pace our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of March 31, 2020, our portfolio was 91.1% leased, including SLNC, including 6.8% subject to leases scheduled to expire in 2020 and 6.6% subject to leases scheduled to expire in 2021.
Except for lease transactions that were in negotiation prior to New York’s order to shelter in place, as of April 30, 2020, in-person lease prospect tours have stopped but we remain fully engaged with the brokerage community to offer virtual space tours.
Rent Collections
As of April 30, 2020, we collected 72% of our total April rent charges with 78% for office tenants, and 46% for retail tenants. To the extent we apply the applicable portion of security deposits which we hold in the form of cash or letters of credit, we will have collected 79% of the total April rent charges with 86% for office tenants and 46% for retail tenants. Such application is currently in process and will require impacted tenants to restore their full security deposits. As of April 30, 2020, we have received requests for rent deferral from 186 office and retail tenants that represent approximately 32% of our annual rental revenue. Three tenants represent approximately 8.8% of annualized rent and have agreed to deferral terms in documentation.
Before any consideration to any tenant request for rent deferral, we request that the tenant provide:

•	an explanation of the actions taken to mitigate the impacts of COVID-19 on their business,

•	current financial statements including recent monthly comparisons to prior year,

•	proof that the tenant has applied for financial relief through the CARES Act if eligible, and

•
verification that a claim under their insurance policy has been submitted, in the event that the federal government supplements the typical exclusions and limitations on business interruption insurance in response to the COVID-19 pandemic.

We then assess each request on an individual basis. Deferral requests to date have generally been for no more than three months. Our smaller food and service type retailers have been hit particularly hard. They provide critical amenities and services to our office tenants. Our plan is to convert their remaining 2020 fixed rent to a percentage rent structure, with a payback of the difference between current and percentage rent over a defined period. We intend to support our food and service retailers in re-opening so that they can service our office tenants when they re-occupy.
Observatory Operations
On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. Due to the closure, we have reduced our annualized operating expense run-rate from $35 million in February 2020 to approximately $14 million, a 60% reduction. There have been certain wind down costs that have continued in April 2020, and we expect to reach this reduced run-rate in May 2020. Approximately two-thirds of the reduction is attributable to lower payroll expenses as we furloughed staff and the balance is due to lower operational and other costs. We anticipate we will initially reopen the Observatory on a reduced hours basis and most of these expenses will come back when we reopen. Our remaining costs relate to payroll for our management and sales staff, certain fixed operating costs, skeleton custodial and security crew, and other contracted costs.
With respect to our outlook for a reopening, our current base case for admissions ramp-up is as follows. We assume 2019 monthly levels as the baseline visitation comparison reference point and that we reopen on July 1st. We anticipate an opening of July 1 with admissions at 20% of the 2019 level and subsequently that admissions will ramp up to 40% for the August 2020 through March 2021 period. By Easter 2021, we expect admissions to be at 60% of the 2019 level. Admissions are then expected to ramp to 75% by June 2021 followed by 90% by August 2021 and hold for the remainder of 2021. We anticipate return to full admissions by January 2022. These estimated visitation levels are entirely of our own derivation and happen to align with certain independent consultant work of which we are aware that was prepared for other market participants. We anticipate that initially we will have a higher local visitor mix, followed by a ramp up of nationally sourced travel, which will then be followed by a restoration of our typical visitor mix that is approximately two-thirds international which we do not expect to be achieved until the broad resumption of international air travel some time in 2022.
Results of Operations
Overview
The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2020 and 2019, respectively.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
The following table summarizes our historical results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change	%
Revenues:
Rental revenue	$148,113	$143,417	$4,696	3.3%
Observatory revenue	19,544	20,569	(1,025)	(5.0)%
Lease termination fees	211	388	(177)	(45.6)%
Third-party management and other fees	346	320	26	8.1%
Other revenues and fees	2,010	2,599	(589)	(22.7)%
Total revenues	170,224	167,293	2,931	1.8%
Operating expenses:
Property operating expenses	41,468	42,955	1,487	3.5%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	15,951	14,026	(1,925)	(13.7)%
Observatory expenses	8,154	7,575	(579)	(7.6)%
Real estate taxes	29,254	28,232	(1,022)	(3.6)%
Depreciation and amortization	46,093	46,098	5	—%
Total operating expenses	143,251	141,217	(2,034)	(1.4)%
Operating income	26,973	26,076	897	3.4%
Other income (expense):
Interest income	637	3,739	(3,102)	(83.0)%
Interest expense	(19,618)	(20,689)	1,071	5.2%
Loss on early extinguishment of debt	(86)	—	(86)	—%
Income before income taxes	7,906	9,126	(1,220)	(13.4)%
Income tax expense	382	730	(348)	47.7%
Net income	8,288	9,856	(1,568)	(15.9)%
Private perpetual preferred unit distributions	(1,050)	(234)	(816)	(348.7)%
Net income attributable to non-controlling interests	(2,743)	(3,945)	1,202	30.5%
Net income attributable to common stockholders	$4,495	$5,677	$(1,182)	(20.8)%

Rental Revenue

The increase in base rent revenue was attributable to increased rental rates.
Observatory Revenue
Observatory revenues were lower primarily driven by the closure of the Observatory on March 16, 2020 due to the COVID-19 pandemic. Observatory revenues increased during the first two months of 2020 by 13.2%, after adjusting for the 102nd floor observation deck, to $14.4 million from $12.7 million in the first two months of 2019.
Lease Termination Fees
Lower termination fees were earned in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Third-Party Management and Other Fees
Management fee income was consistent with prior year.

Other Revenues and Fees
The decrease in other revenues and fees is primarily due to settlement income received in the three months ended March 31, 2019.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repair and maintenance costs and lower utility costs.
Ground Rent Expenses
Ground rent expense was consistent with 2019.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to higher non-cash equity compensation expenses as well as higher cash compensation costs and legal fees.
Observatory Expenses
Observatory expenses increased primarily due to higher marketing and payroll costs.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.

Depreciation and Amortization

Depreciation and amortization was consistent with 2019.
Interest Income

The decrease in interest income was primarily due to lower interest rates and higher short-term investments in the prior year.
Interest Expense
Interest expense decreased due to the repayment of a $250.0 million exchangeable senior note in the third quarter 2019, partially offset by new financings entered into in March 2020 and a draw on our unsecured revolving credit facility.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was incurred in connection with the refinancing of the term loan in the first quarter 2020.
Income Taxes
The decrease in income tax benefit was attributable to lower net loss for the Observatory segment.

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

At March 31, 2020, we had approximately $1,009.0 million available in cash and cash equivalents and there was $550.0 million available under our unsecured revolving credit facility.

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

As of March 31, 2020, we had approximately $2.5 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.60% and a weighted average maturity of 7.2 years. As of March 31, 2020, exclusive of principal amortization, we have no debt maturing until 2021, which has two six-month extension options. Our consolidated net debt to total market capitalization was approximately 35.5% as of March 31, 2020.
Unsecured Revolving Credit and Term Loan Facilities
During March 2020, through the Operating Partnership, we entered into an amendment to an existing credit agreement with the lenders party thereto, Bank of America, N.A., as administrative agent, and Bank of America, Wells Fargo Bank, National Association and Capital One, National Association, as the letter of credit issuers party thereto. The amendment amends the amended and restated senior unsecured revolving credit and term loan facility, entered into in August 2017, with Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo, National Association and Capital One, National Association, as co-syndication agents, and the lenders party thereto.
This new amended unsecured revolving credit and term loan facility is comprised of a $1.1 billion revolving credit facility and a $215 million term loan facility. We borrowed the term loan facility in full at closing. We also borrowed $550.0 million on the revolving credit facility. The amended unsecured revolving credit and term loan facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.75 billion under specified circumstances. Certain of our Operating Partnership's subsidiaries are guarantors of our obligations under the amended unsecured revolving credit and term loan facility.
Amounts outstanding under the term loan facility bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 1.20% to 1.75% depending upon our leverage ratio, or (y) a base rate, plus a spread that will range from 0.20% to 0.75% depending upon our leverage ratio. If we achieve investment-grade ratings, subject to the terms of the amended unsecured revolving credit and term loan facility, we may elect for amounts outstanding to bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 0.85% to 1.65% depending upon our credit rating, or (y) a base rate, plus a spread that will range from 0.0% to 0.65% depending upon our credit rating. Amounts under the revolving credit facility bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 1.10% to 1.50% depending upon our leverage ratio or (y) a base rate, plus a spread that will range from 0.10% to 0.50% depending upon our leverage ratio. If we achieve investment-grade ratings, subject to the terms of the amended unsecured revolving credit and term loan facility, we may elect for the amounts outstanding to bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 0.825% to 1.55% depending upon our credit rating, or (y) a base rate, plus a spread that will range from 0.0% to 0.55% depending upon our credit rating.
We paid certain customary fees and expense reimbursements in connection with the amended unsecured revolving credit and term loan facility, including a facility fee on commitments under the revolving credit facility that range from 0.125% to 0.35%, subject to the terms of the amended unsecured revolving credit and term loan facility.
The initial maturity of the unsecured revolving credit facility is August 2021. We have the option to extend the initial term for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the unsecured revolving credit facility on the first and the second extensions, respectively. The term loan facility matures on March 2025. We may prepay the loans under the amended unsecured revolving credit and term loan facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar Rate borrowings.
Also during March 2020, through the Operating Partnership, we entered into a senior unsecured term loan facility (the “Term Loan Facility”) with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC as sole bookrunner, Wells Fargo Securities, LLC, Capital One, National Association, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers, Capital One, National Association, as syndication agent, U.S. Bank National Association and Truist Bank, as documentation agents, and the lenders party thereto.
The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. Certain of the Operating Partnership's subsidiaries are guarantors of our obligations under the Term Loan Facility.
Amounts outstanding under the Term Loan Facility bear interest at a floating rate equal to, at our election, (x) the LIBOR rate, plus a spread that will range from 1.5% to 2.2% depending upon our leverage ratio, or (y) a base rate, plus a spread that will range from 0.5% to 1.2% depending upon our leverage ratio. If we achieve investment-grade ratings, subject to the terms of the Term Loan Facility, we may elect for amounts outstanding to bear interest at a floating rate equal to, at our election, (x) the LIBOR rate, plus a spread that will range from 1.4% to 2.25% depending upon our credit rating, or (y) a base rate, plus a spread that will range from 0.4% to 1.25% depending upon our credit rating.
The Term Loan Facility matures on December 31, 2026. We may prepay loans under the Term Loan Facility at any time, in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar rate borrowings and, if the prepayment occurs on or before December 31, 2021, a prepayment fee. If the prepayment occurs on or prior to December 31, 2020, the prepayment fee is equal to 2.0% of the principal amount prepaid, and if the prepayment occurs after December 31, 2020 but on or prior to December 31, 2021, the prepayment fee is equal to 1.0% of the principal amount prepaid.
Both the amended revolving credit and term loan facility and the Term Loan Facility (collectively, the "Credit Facilities") include the following financial covenants, subject to customary qualifications and cushions: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) adjusted EBITDA (as defined in the agreement) to consolidated fixed charges will not be less than 1.50x, (iv) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, and (v) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%.
The Credit Facilities contain customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports.
The Credit Facilities contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (as defined in the respective Credit Facilities). As of March 31, 2020, we were in compliance with the covenants.
Senior Unsecured Notes
On March 17, 2020, through the Operating Partnership, we entered into an agreement to issue and sell an aggregate $175 million of senior unsecured notes, consisting of (a) $100 million aggregate principal amount of 3.61% Series G Senior

Notes due March 17, 2032 (the “Series G Notes”) and (b) $75 million aggregate principal amount of 3.73% Series H Senior Notes due March 17, 2035 (the “Series H Notes”), in a private placement to entities affiliated with Prudential Capital Group, AIG Asset Management and MetLife Investment Management, LLC. The issue price for the Series G Notes and Series H Notes was 100% of the aggregate principal amount thereof.

The senior unsecured notes are senior unsecured obligations and are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the unsecured revolving credit and term loan facility. Interest on the senior unsecured notes is payable quarterly.

The terms of the Series G Notes and Series H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2020, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of March 31, 2020, we were in compliance with the following financial covenants:

Financial covenant	Required	March 31, 2020	In Compliance
Maximum total leverage	< 60%	35.4%	Yes
Maximum secured debt	< 40%	8.4%	Yes
Minimum fixed charge coverage	> 1.50x	3.6x	Yes
Minimum unencumbered interest coverage	> 1.75x	6.9x	Yes
Maximum unsecured leverage	< 60%	30.7%	Yes
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

Office Properties(1)

	Three Months Ended March 31
Total New Leases, Expansions, and Renewals	2020	2019
Number of leases signed(2)	31	32
Total square feet	117,481	300,408
Leasing commission costs(3)	$1,546	$4,342
Tenant improvement costs(3)	7,818	16,569
Total leasing commissions and tenant improvement costs(3)	$9,364	$20,911
Leasing commission costs per square foot(3)	$13.16	$14.45
Tenant improvement costs per square foot(3)	66.55	55.15
Total leasing commissions and tenant improvement costs per square foot(3)	$79.71	$69.60
Retail Properties(4)

	Three Months Ended March 31
Total New Leases, Expansions, and Renewals	2020	2019
Number of leases signed(2)	4	2
Total square feet	31,662	7,643
Leasing commission costs(3)	$1,465	$277
Tenant improvement costs(3)	7,215	401
Total leasing commissions and tenant improvement costs(3)	$8,680	$678
Leasing commission costs per square foot(3)	$46.28	$36.25
Tenant improvement costs per square foot(3)	227.86	52.44
Total leasing commissions and tenant improvement costs per square foot(3)	$274.14	$88.69
_______________

(1)
Excludes an aggregate of 509,244 and 512,632 rentable square feet of retail space in our Manhattan office properties in 2020 and 2019, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 509,244 and 512,632 rentable square feet of retail space in our Manhattan office properties in 2020 and 2019, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three Months Ended March 31
	2020	2019
Total Portfolio
Capital expenditures (1)	$13,933	$30,149
_______________

(1)	Excludes tenant improvements and leasing commission costs.
As of March 31, 2020, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $146.1 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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

Distributions to Securityholders
Distributions and dividends amounting to $32.7 million and $31.9 million have been made to securityholders for the three months ended March 31, 2020 and 2019, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

Our Board of Directors reauthorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2020.     Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities in each of the three months ended March 31, 2020 and the month of April 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
March 2020	6,570,778	$9.54	6,570,778	$437,334

April 2020	2,345,129	$8.66	2,345,129	$417,023
Cash Flows
Comparison of Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
Net cash. Cash and cash equivalents and restricted cash were $1,045.9 million and $304.7 million, respectively, as of March 31, 2020 and 2019. The increase was primarily due to the issuance of financings and draws on the unsecured revolving credit facility, partially offset by capital improvements and expenditures during the three months ended March 31, 2020.
Operating activities. Net cash provided by operating activities decreased by $13.1 million to $64.8 million for the three months ended March 31, 2020 compared to $77.9 million for the three months ended March 31, 2019, primarily due to changes in working capital.

Investing activities. Net cash used in investing activities increased by $29.4 million to $40.6 million used in investing activities for the three months ended March 31, 2020 compared to $11.2 million net cash used in investing activities for the three months ended March 31, 2019, due to redeeming short-term time deposits and adding to cash and cash equivalents in the three months ended March 31, 2019.
Financing activities. Net cash provided by financing activities increased by $783.0 million to $750.1 million provided by financing activities for the three months ended March 31, 2020 compared to $32.9 million used in financing activities for the three months ended March 31, 2019, primarily due the net proceeds from issuance of debt and a draw on our unsecured revolving credit facility in the three months ended March 31, 2020 compared to none for the three months ended March 31, 2019.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net income	$8,288	$9,856
Add:
General and administrative expenses	15,951	14,026
Depreciation and amortization	46,093	46,098
Interest expense	19,704	20,689
Income tax expense (benefit)	(382)	(730)
Less:
Third-party management and other fees	(346)	(320)
Interest income	(637)	(3,739)
Net operating income	$88,671	$85,880
Other Net Operating Income Data
Straight-line rental revenue	$8,193	$5,404
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$908	$2,354
Amortization of acquired below-market ground leases	$1,958	$1,958

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net income	$8,288	$9,856
Private perpetual preferred unit distributions	(1,050)	(234)
Real estate depreciation and amortization	44,430	45,092
FFO attributable to common stockholders and non-controlled interests	51,668	54,714
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common stockholders and non-controlled interests	53,626	56,672

Loss on early extinguishment of debt	86	—
Core FFO attributable to common stockholders and non-controlled interests	$53,712	$56,672

Weighted average shares and Operating Partnership Units
Basic	292,645	298,049
Diluted	292,645	298,049
Factors That May Influence Future Results of Operations
Impact of COVID-19

See "Overview" section.
Leasing
We signed 1.3 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2019. During the three months ended March 31, 2020, we signed 0.1 million rentable square feet of new leases, expansions and renewals.
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
As of March 31, 2020, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 8.9% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 6.8% and 6.6% of net rentable square footage of the properties in our portfolio will expire in 2020 and in 2021, respectively. These leases are expected to represent approximately 6.8% and 6.9%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Despite the challenge of the uncertain near-term environment, we continue to believe that as we complete the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rents. Over the short term, as we renovate and reposition our properties, which includes aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain following the redevelopment and repositioning of our properties.

Observatory Operations
On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. Observatory revenues for the first two months of 2020 increased by 13.2%, after adjusting the for the 102nd observation deck which was closed during the first quarter of 2019.
The Empire State Building Observatory revenue for the first quarter 2020 was $19.5 million, a 5.0% decrease from $20.6 million for the first quarter 2019. The Observatory hosted approximately 422,000 visitors in the first quarter 2020 versus 601,000 visitors in the first quarter 2019, a decrease of 29.8%. The Observatory revenue decline was primarily attributable to the 15 days the Observatory was closed in the quarter due to COVID-19 pandemic. In the first quarter 2020, while open, there were 15 bad weather days compared to 15 bad weather days in the first quarter 2019.
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
Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of March 31, 2020, our floating rate debt represented 10.4% of our total enterprise value. This floating rate debt consist of $550 million of borrowings under the unsecured revolving credit facility. As of March 31, 2020, we had no other variable rate debt as the LIBOR rates on our unsecured term loan facilities of $390.0 million were fixed at 2.1485% and 2.958% under variable to fixed interest rate swap agreements.
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

We entered into interest rate LIBOR swap agreements with an aggregate notional value of $390.0 million, which fix LIBOR interest rates between 2.1485% and 2.9580% and mature between August 24, 2022 and July 1, 2026. All interest rate swaps as of March 31, 2020 have been designated as cash flow hedges and are deemed highly effective with a fair value of ($30.4 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
As of March 31, 2020, the weighted average interest rate on the $2.0 billion of fixed-rate indebtedness outstanding was 3.60% per annum, with maturities at various dates through March 17, 2035.
As of March 31, 2020, the fair value of our outstanding debt was approximately $2.6 billion, which was approximately $104.6 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change.
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

As of March 31, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed below.

The current COVID-19 pandemic and any future pandemics, epidemics or other public health crises could have a material adverse effect on our and our tenants’ business, results of operations, cash flow and financial condition.

The COVID-19 pandemic has had, and another pandemics, epidemics and other public health care crises in the future could have, repercussions across regional, national and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting “stay-at-home” or “shelter-in-place” orders, mandating business and school closures and restricting travel.

Certain U.S. states, including New York and Connecticut where we own assets and operate the Observatory, have reacted by instituting quarantines, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, social distancing practices, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. We cannot predict when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our tenants operate, particularly retail tenants. A number of our tenants have requested rent relief during this pandemic. In addition, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business strategy, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic, or any future pandemic, epidemic and other public health care crisis, could also have a material adverse effect on our ability to successfully operate and on our results of operations, cash flows and financial condition due to, among other factors:

•	the complete or partial closure or restriction of operating capacity of our Observatory resulting from government actions, including limits on public assembly,

•	international and national disruption of travel and tourism, geopolitical events, and/or currency exchange rates which may cause a decline in Observatory visitors,

•
prolonged reduction in general economic activity, which could severely impact our tenants’ businesses, financial condition and liquidity and cause one or more of them to default in obligations to us, and/or press for modification of such obligations;

•
prolonged reduction in business vitality which could impair our prospects for new and renewal leases, decrease demand for office and retail space, decrease rental rates, and/or increase lease terminations and vacancy rates-all with an adverse impact on the value or market price of our assets;

•	new obstacles to our plans to redevelop and reposition properties, or to execute any newly planned capital project, successfully or on the anticipated timeline or at the anticipated costs;

•
impairment of our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due, to comply with covenants in existing credit agreements, to borrow additional funds in compliance with drawdown conditions of existing facilities, or to enter into new financings;

•	volatility and downward pressure on the market price of our Class A common stock and publicly traded partnership units of the Operating Partnership which also reduces our access to capital;

•	sickness and fear of sickness for our employees, which carries a human cost and also affects productivity and business continuity;

•	reduction of our cash flows and diminished ability to pay dividends at expected levels or at all.

The full extent of the foregoing risks and related consequences will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects.

The COVID-19 pandemic has had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations. Many risk factors which were described in our 2019 Annual Report, prior to the emergence of the pandemic, now should be considered to have heightened significance as a result of the COVID-19 pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

Our Board of Directors reauthorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2020.     Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities in each of the three months ended March 31, 2020 and the month of April 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
March 2020	6,570,778	$9.54	6,570,778	$437,334

April 2020	2,345,129	$8.66	2,345,129	$417,023

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

As previously reported, on April 21, 2020 the board of directors appointed Christina Chiu as Executive Vice President, Chief Financial Officer and principal financial officer of ESRT and the Operating Partnership, effective as of a date to be later decided by the Company and Ms. Chiu. The effective date for the appointments was subsequently agreed upon as May 7, 2020.

Andrew J. Prentice, the Chief Accounting Officer and Treasurer of ESRT and the Operating Partnership, who had assumed the role of acting chief financial officer on August 1, 2019, and John B. Kessler, the President and Chief Operating Officer of ESRT and the Operating Partnership, who had assumed the role of principal financial officer on August 1, 2019, will each relinquish these responsibilities to Ms. Chiu as of May 7, 2020.

The information regarding Ms. Chiu required by Item 5.02(c)(3) of Form 8-K, and Items 401(b), (d), (e) and Item 404(a) of Regulation S-K in connection with her assumption of the role of principal financial officer was previously provided in our Current Report on Form 8-K filed with the SEC on April 23, 2020.

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
10.1
Empire State Realty OP, L.P.,Empire State Realty Trust, Inc. $100,000,000 3.61% Series G Senior Notes due March 17, 2032, $75,000,000 3.73% Series H Senior Notes due March 17, 2035 Note Purchase Agreement dated March 17, 2020 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 23, 2020.

10.2
Credit Agreement Dated as of March 19, 2020 among Empire State Realty OP, L.P., as Borrower, Empire State Realty Trust, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and The Lenders Party Hereto, Capital One, National Association, as Syndication Agent, U.S. Bank National Association and Truist Bank as Documentation Agents, Wells Fargo Securities, LLC, as Sole Bookrunner, Wells Fargo Securities, LLC, Capital One, National Association, U.S. Bank National Association and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 23, 2020.

10.3
First Amendment to Credit Agreement, dated as of March 19, 2020 (this “Amendment”), to that certain Amended and Restated Credit Agreement referenced below, is among Empire State Realty Trust, Inc., a Maryland corporation (the “Parent”), Empire State Realty OP, L.P. (the “Borrower”), the Subsidiary Guarantors party hereto, the Lenders party hereto, Bank of America, N.A. (“Bank of America”), as Administrative Agent, and Bank of America, Wells Fargo Bank, National Association and Capital One, National Association, as L/C Issuers incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 23, 2020.

10.4*	Indemnification Agreement among Empire State Realty Trust, Inc. and Christina Chiu, dated April 20, 2020.
10.5*	Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Christina Chiu, dated April 13, 2020.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
Notes:
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE STATE REALTY TRUST, INC.

Date: May 6, 2020                             By:/s/ John B. Kessler
John B. Kessler
President and Chief Operating Officer
(Principal Financial Officer)

Date: May 6, 2020                             By:/s/ Andrew J. Prentice
Andrew J. Prentice
Acting Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)