Form 10-Q
period 2020-09-30
Empire State Realty Trust, Inc.
filed 2020-11-05
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 170,950,356 shares of Class A Common Stock, $0.01 par value per share, outstanding and 1,010,832 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,938	7,989
Building and improvements	2,925,532	2,900,248
	3,134,666	3,109,433
Less: accumulated depreciation	(927,517)	(862,534)
Commercial real estate properties, net	2,207,149	2,246,899
Cash and cash equivalents	373,088	233,946
Restricted cash	54,865	37,651
Tenant and other receivables	25,853	25,423
Deferred rent receivables	223,886	220,960
Prepaid expenses and other assets	50,773	65,453
Deferred costs, net	207,774	228,150
Acquired below-market ground leases, net	346,693	352,566
Right of use assets	29,154	29,307
Goodwill	491,479	491,479
Total assets	$4,010,714	$3,931,834
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$603,178	$605,542
Senior unsecured notes, net	973,106	798,392
Unsecured term loan facilities, net	387,309	264,640
Unsecured revolving credit facility, net	—	—
Accounts payable and accrued expenses	111,918	143,786
Acquired below-market leases, net	33,405	39,679
Ground lease liabilities	29,154	29,307
Deferred revenue and other liabilities	77,572	72,015
Tenants’ security deposits	51,257	30,560
Total liabilities	2,266,899	1,983,921
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 171,981,257 shares issued and outstanding and 180,877,597 shares issued and outstanding in 2020 and 2019, respectively	1,719	1,809
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,010,832 and 1,016,799 shares issued and outstanding in 2020 and 2019, respectively	10	10
Additional paid-in capital	1,161,871	1,232,433
Accumulated other comprehensive loss	(30,038)	(21,496)
Retained (deficit) earnings	(64,293)	15,764
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,069,269	1,228,520
Non-controlling interests in operating partnership	644,606	690,242
Private perpetual preferred units:
Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664,038 and 4,610,383 issued and outstanding in 2020 and 2019, respectively	21,936	21,147
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2020 and 2019	8,004	8,004
Total equity	1,743,815	1,947,913
Total liabilities and equity	$4,010,714	$3,931,834
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenue	$139,909	$150,225	$426,021	$434,713
Observatory revenue	4,419	37,575	24,049	91,039
Lease termination fees	331	2,361	1,575	3,112
Third-party management and other fees	283	304	930	955
Other revenue and fees	1,633	2,408	5,254	6,591
Total revenues	146,575	192,873	457,829	536,410
Operating expenses:
Property operating expenses	33,836	47,894	105,054	131,076
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	14,517	14,421	48,617	44,445
Observatory expenses	5,931	9,089	18,087	25,024
Real estate taxes	31,196	29,599	90,029	86,098
Impairment charges	2,103	—	6,204	—
Depreciation and amortization	44,733	44,260	143,609	135,179
Total operating expenses	134,647	147,594	418,594	428,816
Total operating income	11,928	45,279	39,235	107,594
Other income (expense):
Interest income	366	2,269	2,529	9,907
Interest expense	(23,360)	(19,426)	(66,906)	(60,712)
Loss on early extinguishment of debt	—	—	(86)	—
IPO litigation expense	(1,165)	—	(1,165)	—
Income (loss) before income taxes	(12,231)	28,122	(26,393)	56,789
Income tax benefit (expense)	(38)	(1,338)	2,794	(1,219)
Net income (loss)	(12,269)	26,784	(23,599)	55,570
Private perpetual preferred unit distributions	(1,050)	(234)	(3,147)	(702)
Net (income) loss attributable to non-controlling interests	5,115	(10,668)	10,244	(22,222)
Net income (loss) attributable to common stockholders	$(8,204)	$15,882	$(16,502)	$32,646

Total weighted average shares:
Basic	173,048	178,352	176,299	177,428
Diluted	280,940	298,151	285,640	298,117

Earnings per share attributable to common stockholders:
Basic	$(0.05)	$0.09	$(0.09)	$0.18
Diluted	$(0.05)	$0.09	$(0.09)	$0.18

Dividends per share	$—	$0.105	$0.210	$0.315

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(12,269)	$26,784	$(23,599)	$55,570
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	64	(6,256)	(19,340)	(25,992)
Less: amount reclassified into interest expense	2,873	319	5,986	637
Other comprehensive income (loss)	2,937	(5,937)	(13,354)	(25,355)
Comprehensive income (loss)	(9,332)	20,847	(36,953)	30,215
Net income attributable to non-controlling interests and private perpetual preferred unitholders	4,065	(10,902)	7,097	(22,924)
Other comprehensive (income) loss attributable to non-controlling interests	(1,060)	2,347	5,114	10,269
Comprehensive income (loss) attributable to common stockholders	$(6,327)	$12,292	$(24,742)	$17,560

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended September 30, 2020 and 2019
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at June 30, 2020	172,333	$1,723	1,014	$10	$1,166,451	$(31,874)	$(56,089)	$1,080,221	$645,877	$29,940	$1,756,038
Conversion of operating partnership units and Class B shares to Class A shares	782	8	(3)	—	2,419	(41)	—	2,386	(2,386)	—	—
Repurchases of common shares	(1,134)	(12)	—	—	(7,333)	—	—	(7,345)	—	—	(7,345)
Equity compensation:								—			—
LTIP units	—	—	—	—	—	—	—	—	5,170	—	5,170
Restricted stock, net of forfeitures	—	—	—	—	334	—	—	334	—	—	334
Dividends and distributions	—	—	—	—	—	—	—	—	—	(1,050)	(1,050)
Net income	—	—	—	—	—	—	(8,204)	(8,204)	(5,115)	1,050	(12,269)
Other comprehensive income (loss)	—	—	—	—	—	1,877	—	1,877	1,060	—	2,937
Balance at September 30, 2020	171,981	$1,719	1,011	$10	$1,161,871	$(30,038)	$(64,293)	$1,069,269	$644,606	$29,940	$1,743,815

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at June 30, 2019	176,991	$1,770	1,030	$10	$1,213,170	$(20,387)	$21,084	$1,215,647	$724,381	$8,004	$1,948,032
Conversion of operating partnership units and Class B shares to Class A shares	2,141	21	(11)	—	12,908	(133)	—	12,796	(12,796)	—	—
Equity compensation:								—			—
LTIP units	—	—	—	—	—	—	—	—	3,456	—	3,456
Restricted stock, net of forfeitures	(1)	—	—	—	191	—	—	191	—	—	191
Dividends and distributions	—	—	—	—	—	—	(18,907)	(18,907)	(13,039)	(234)	(32,180)
Net income	—	—	—	—	—	—	15,882	15,882	10,668	234	26,784
Other comprehensive income (loss)	—	—	—	—	—	(3,590)	—	(3,590)	(2,347)	—	(5,937)
Balance at September 30, 2019	179,131	$1,791	1,019	$10	$1,226,269	$(24,110)	$18,059	$1,222,019	$710,323	$8,004	$1,940,346

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2020 and 2019
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2019	180,878	$1,809	1,017	$10	$1,232,433	$(21,496)	$15,764	$1,228,520	$690,242	$29,151	$1,947,913
Issuance of private perpetual in exchange for common shares	—	—	—	—	—	—	—	—	(789)	789	—
Conversion of operating partnership units and Class B shares to Class A shares	5,160	52	(6)	—	24,153	(302)	—	23,903	(23,903)	—	—
Repurchases of common shares	(14,205)	(142)	—	—	(95,434)	—	(26,374)	(121,950)	—	—	(121,950)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	19,455	—	19,455
Restricted stock, net of forfeitures	148	—	—	—	719	—	—	719	—	—	719
Dividends and distributions	—	—	—	—	—	—	(37,181)	(37,181)	(25,041)	(3,147)	(65,369)
Net income	—	—	—	—	—	—	(16,502)	(16,502)	(10,244)	3,147	(23,599)
Other comprehensive income (loss)	—	—	—	—	—	(8,240)	—	(8,240)	(5,114)	—	(13,354)
Balance at September 30, 2020	171,981	$1,719	1,011	$10	$1,161,871	$(30,038)	$(64,293)	$1,069,269	$644,606	$29,940	$1,743,815

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2018	173,874	$1,739	1,038	$10	$1,204,075	$(8,853)	$41,511	$1,238,482	$744,623	$8,004	$1,991,109
Conversion of operating partnership units and Class B shares to Class A shares	5,204	52	(19)	—	21,773	(171)	—	21,654	(21,654)	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	14,971	—	14,971
Restricted stock, net of forfeitures	53	—	—	—	421	—	—	421	—	—	421
Dividends and distributions	—	—	—	—	—	—	(56,098)	(56,098)	(39,570)	(702)	(96,370)
Net income	—	—	—	—	—	—	32,646	32,646	22,222	702	55,570
Other comprehensive income (loss)	—	—	—	—	—	(15,086)	—	(15,086)	(10,269)	—	(25,355)
Balance at September 30, 2019	179,131	$1,791	1,019	$10	$1,226,269	$(24,110)	$18,059	$1,222,019	$710,323	$8,004	$1,940,346

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(23,599)	$55,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,609	135,179
Impairment charges	6,204	—
Amortization of non-cash items within interest expense	6,803	5,400
Amortization of acquired above- and below-market leases, net	(2,953)	(5,780)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(5,878)	(13,781)
Equity based compensation	20,174	15,392
Settlement of derivative contract	(20,281)	—
Loss on early extinguishment of debt	86	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	20,697	(25,961)
Tenant and other receivables	(431)	149
Deferred leasing costs	(8,241)	(14,513)
Prepaid expenses and other assets	14,680	19,883
Accounts payable and accrued expenses	(1,699)	(2,970)
Deferred revenue and other liabilities	8,509	23,932
Net cash provided by operating activities	163,553	198,373
Cash Flows From Investing Activities
Short-term investments	—	400,000
Development costs	(1,336)	(2)
Additions to building and improvements	(112,018)	(189,666)
Net cash (used in) provided by investing activities	(113,354)	210,332

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(2,939)	(2,829)
Proceeds from unsecured senior notes	175,000	—
Repayment of unsecured senior notes	—	(250,000)
Proceeds from unsecured term loan	175,000	—
Repayment of unsecured term loan	(50,000)	—
Proceeds from unsecured revolving credit facility	550,000	—
Repayment of unsecured revolving credit facility	(550,000)	—
Deferred financing costs	(3,585)	—
Repurchases of common shares	(121,950)	—
Private perpetual preferred unit distributions	(3,147)	(702)
Dividends paid to common stockholders	(37,181)	(56,098)
Distributions paid to non-controlling interests in the operating partnership	(25,041)	(39,570)
Net cash provided by (used in) financing activities	106,157	(349,199)
Net increase in cash and cash equivalents and restricted cash	156,356	59,506
Cash and cash equivalents and restricted cash—beginning of period	271,597	270,813
Cash and cash equivalents and restricted cash—end of period	$427,953	$330,319

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$233,946	$204,981
Restricted cash at beginning of period	37,651	65,832
Cash and cash equivalents and restricted cash at beginning of period	$271,597	$270,813

Cash and cash equivalents at end of period	$373,088	$293,710
Restricted cash at end of period	54,865	36,609
Cash and cash equivalents and restricted cash at end of period	$427,953	$330,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,170	$59,173
Cash paid for income taxes	$1,197	$1,589

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$63,984	$77,142
Write-off of fully depreciated assets	54,992	26,516
Derivative instruments at fair values included in accounts payable and accrued expenses	10,222	28,850
Conversion of operating partnership units and Class B shares to Class A shares	23,903	21,654
Issuance of Series 2019 private perpetual preferred in exchange for common shares	789	—
Right of use assets	—	29,452
Ground lease liabilities	—	29,452

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
As of September 30, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of September 30, 2020, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2020, we owned approximately 60.0% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2019 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality and currently impacted by the COVID-19 pandemic. Historically, approximately

16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Leasing costs	$200,684	$199,033
Acquired in-place lease value and deferred leasing costs	186,766	200,296
Acquired above-market leases	44,449	49,213
	431,899	448,542
Less: accumulated amortization	(226,802)	(224,598)
Total deferred costs, net, excluding net deferred financing costs	$205,097	$223,944

At September 30, 2020 and December 31, 2019, $2.7 million and $4.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.4 million and $6.2 million for the three months ended September 30, 2020 and 2019, respectively, and $17.7 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense related to acquired lease intangibles was $1.5 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, and $5.9 million and $8.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(50,223)	(44,350)
Acquired below-market ground leases, net	$346,693	$352,566

	September 30, 2020	December 31, 2019
Acquired below-market leases	$(82,891)	$(100,472)
Less: accumulated amortization	49,486	60,793
Acquired below-market leases, net	$(33,405)	$(39,679)

Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.7 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate segment.
In compliance with the requirements of authorities, we closed the Empire State Building Observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our Observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the goodwill impairment test of the stand-alone Observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 5.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of the Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.

4. Debt
Debt consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	Principal Balance		As of September 30, 2020
	September 30, 2020	December 31, 2019	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$87,957	$89,650	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.77%	7/1/2027
1010 Third Avenue and 77 West 55th Street	37,673	38,251	4.01%	4.21%	1/5/2028
10 Bank Street	32,252	32,920	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	607,882	610,821
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	—	3.61%	4.89%	3/17/2032
Series H	75,000	—	3.73%	5.00%	3/17/2035
Unsecured revolving credit facility (4)	—	—	LIBOR plus 1.10%	2.03%	8/29/2021
Unsecured term loan facility (4)	215,000	265,000	LIBOR plus 1.20%	3.77%	3/19/2025
Unsecured term loan facility (4)	175,000	—	LIBOR plus 1.50%	2.99%	12/31/2026
Total principal	1,972,882	1,675,821
Deferred financing costs, net	(9,289)	(7,247)
Total	$1,963,593	$1,668,574
______________

(1)
The effective rate is the yield as of September 30, 2020 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.

(2)	Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.

(3)	Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.

(4)	At September 30, 2020, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at September 30, 2020 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2020	$998	$—	$998
2021	4,090	—	4,090
2022	5,628	—	5,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
Thereafter	25,909	1,842,748	1,868,657
Total	$52,459	$1,920,423	$1,972,882

Deferred Financing Costs
Deferred financing costs, net, consisted of the following at September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Financing costs	$28,814	$25,315
Less: accumulated amortization	(16,848)	(13,863)
Total deferred financing costs, net	$11,966	$11,452

At September 30, 2020 and December 31, 2019, $2.7 million and $4.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
Amortization expense related to deferred financing costs was $1.0 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively.
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

This new amended and restated senior unsecured revolving credit and term loan facility (the "Credit Facility") is in the original principal amount of up to $1.315 billion, which consists of a $1.1 billion revolving credit facility and a $215.0 million term loan facility. We borrowed the term loan facility in full at closing. We may request the Credit Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.75 billion. As of September 30, 2020, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

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
The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of September 30, 2020, our borrowings amounted to $175.0 million under the Term Loan Facility.
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

The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of September 30, 2020, we were in compliance with the covenants under the Credit Facility and the Term Loan Facility.

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

The terms of the Series G and H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2020, we were in compliance with the covenants under the outstanding senior unsecured notes.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Accrued capital expenditures	$63,984	$90,910
Accounts payable and accrued expenses	34,114	35,084
Interest rate swap agreements liability	10,222	13,330
Accrued interest payable	2,792	3,699
Due to affiliated companies	806	763
Total accounts payable and accrued expenses	$111,918	$143,786

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

We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.3 million. If we had breached any of these provisions at September 30, 2020, we could have been required to settle our obligations under the agreements at their termination value of $10.3 million.

As of September 30, 2020 and December 31, 2019, we had interest rate LIBOR swaps with an aggregate notional value of $265.0 million and $390.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2020 and December 31, 2019, the fair value of our derivative instruments amounted to $(10.2) million and $(13.3) million, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities.

As of September 30, 2020 and 2019, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $2.9 million and $(5.9) million for the three months ended September 30, 2020 and 2019, respectively, and a net unrealized gain (loss) of $(13.4) million and $(25.4) million for the nine months ended September 30, 2020 and 2019, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(11.5) million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

						September 30, 2020		December 31, 2019
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(10,222)	$—	$(4,247)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	N/A	—	—	—	(9,083)
						$—	$(10,222)	$—	$(13,330)

During the nine months ended September 30, 2020, we terminated the $125.0 million swap and paid a settlement fee of $20.3 million.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amount of gain (loss) recognized in other comprehensive income (loss)	$64	$(6,256)	$(19,340)	$(25,992)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(2,873)	(319)	(5,986)	(637)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total interest (expense) presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(23,360)	$(19,426)	$(66,906)	$(60,712)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(2,873)	(319)	(5,986)	(637)

Fair Valuation

The estimated fair values at September 30, 2020 and December 31, 2019 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$10,222	$10,222	$—	$10,222	$—
Mortgage notes payable	603,178	636,032	—	—	636,032
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,106	1,055,971	—	—	1,055,971
Unsecured term loan facilities	387,309	390,000	—	—	390,000

	December 31, 2019
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$13,330	$13,330	$—	$13,330	$—
Mortgage notes payable	605,542	629,609	—	—	629,609
Senior unsecured notes - Series A, B, C, D, E and F	798,392	843,394	—	—	843,394
Unsecured term loan facility	264,640	265,000	—	—	265,000

Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2020 and December 31, 2019. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our September 30, 2020 and 2019 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and nine months ended September 30, 2020 and 2019 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
Rental revenue	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed payments	$122,976	$129,030	$375,882	$380,647
Variable payments	16,933	21,195	50,139	54,066
Total rental revenue	$139,909	$150,225	$426,021	$434,713

As of September 30, 2020, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

Remainder of 2020	$126,997
2021	502,160
2022	484,131
2023	459,992
2024	423,039
Thereafter	2,139,096
$4,135,415

The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $29.2 million and lease liabilities of $29.2 million in our consolidated balance sheet as of September 30, 2020. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of September 30, 2020 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of September 30, 2020 was 49.6 years.

As of September 30, 2020, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2020	$380
2021	1,518
2022	1,518
2023	1,518
2024	1,518
Thereafter	66,780
Total undiscounted cash flows	73,232
Present value discount	(44,078)
Ground lease liabilities	$29,154

8. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2020, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire

State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA (the "Respondents"). The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that was settled with court approval. Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020.

Respondents believe that such award in favor of the Claimants is entirely without merit, and are in active discussion about their next steps.

     Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures

At September 30, 2020, we estimate that we will incur approximately $130.1 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2020, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2020, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of September 30, 2020, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss) attributable to common stockholders	$(8,204)	$15,882	$(16,502)	$32,646
Increase in additional paid-in capital for the conversion of OP Units into common stock	2,419	12,908	24,153	21,773
Change from net income (loss) attributable to common stockholders and transfers from non-controlling interests	$(5,785)	$28,790	$7,651	$54,419

As of September 30, 2020, there were 288,375,949 OP Units outstanding, of which 172,992,089, or 60.0%, were owned by us and 115,383,860, or 40.0%, were owned by other partners, including certain directors, officers and other members of executive management.
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

The following table summarizes our purchases of equity securities each of the three months ended September 30, 2020 and the month of October 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 2020	656,318	$6.72	656,318	$380,982
August 2020	—	$—	—	$380,982
September 2020	477,620	$6.14	477,620	$378,050
October 2020	1,952,013	$6.21	1,952,013	$365,934

Private Perpetual Preferred Units
As of September 30, 2020, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions
Total dividends paid to common stockholders were $0.0 million and $37.2 million for the three and nine months ended September 30, 2020, respectively, and $18.9 million and $56.1 million for the three and nine months ended September 30, 2019, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $0.0 million and $25.0 million for the three and nine months ended September 30, 2020 respectively, and $13.0 million and $39.6 million for the three and nine months ended September 30, 2019, respectively. Total distributions paid to preferred unitholders were $1.1 million and $3.1 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.
Incentive and Share-Based Compensation
The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of September 30, 2020, 8.5 million shares of common stock remain available for future issuance.
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
In August 2020, we granted R. Paige Hood, our new non-employee director, a total of 25,242 LTIP units that are subject to time-based vesting with a fair market value of $0.2 million. These awards vest ratably over three years from the date of the grant, subject generally to his continued service on our Board of Directors.
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
In March 2019, we made grants of LTIP units to executive officers under the 2013 Plan. At such time, we granted to executive officers a total of 461,693 LTIP units that are subject to time-based vesting and 1,806,520 LTIP units that are subject to market-based vesting, with fair market values of $6.4 million for the time-based vesting awards and $12.8 million for the market-based vesting awards. In March 2019, we made grants of LTIP units and restricted stock to certain other employees under the 2013 Plan. At such time, we granted to certain other employees a total of 61,432 LTIP units and 69,358 shares of restricted stock that are subject to time-based vesting and 113,383 LTIP units that are subject to market-based vesting, with fair market values of $2.0 million for the time-based vesting awards and $0.9 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2019, subject generally to the grantee's continued employment. The first installment vests on January 1, 2020 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2019. Following the completion of the three-year performance period, our compensation committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2022 and the second installment vesting on January 1, 2023, subject generally to the grantee's continued employment on those dates.
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
LTIP units and restricted stock issued during the nine months ended September 30, 2020 were valued at $28.1 million. The weighted average per unit or share fair value was $5.43 for grants issued in 2020. The per unit or share granted in 2020 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.5 years, a dividend rate of 3.70%, a risk-free interest rate from 0.16% to 0.50%, and an expected price volatility from 19.0% to 26.0%.
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2020.

The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2020:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2019	118,918	5,986,569	$9.73
Vested	(57,599)	(1,052,692)	14.04
Granted	161,449	5,011,693	5.43
Forfeited or unearned	(1,136)	(2,201,453)	7.57
Unvested balance at September 30, 2020	221,632	7,744,117	$6.93

The LTIP unit and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $0.4 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. Unrecognized compensation expense was $1.7 million at September 30, 2020, which will be recognized over a weighted average period of 2.3 years.
For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $5.1 million and $17.9 million for the three and nine months ended September 30, 2020, respectively, and $3.4 million and $13.6 million for the three and nine months ended September 30, 2019, respectively. Unrecognized compensation expense was $31.4 million at September 30, 2020, which will be recognized over a weighted average period of 2.3 years.

Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2020 and 2019 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator - Basic:
Net income (loss)	$(12,269)	$26,784	$(23,599)	$55,570
Private perpetual preferred unit distributions	(1,050)	(234)	(3,147)	(702)
Net income (loss) attributable to non-controlling interests	5,115	(10,668)	10,244	(22,222)
Earnings allocated to unvested shares	(24)	(13)	(60)	(33)
Net income (loss) attributable to common stockholders - basic	$(8,228)	$15,869	$(16,562)	$32,613

Numerator - Diluted:
Net income (loss)	$(12,269)	$26,784	$(23,599)	$55,570
Private perpetual preferred unit distributions	(1,050)	(234)	(3,147)	(702)
Earnings allocated to unvested shares	(24)	(13)	(60)	(33)
Net income (loss) attributable to common stockholders - diluted	$(13,343)	$26,537	$(26,806)	$54,835

Denominator:
Weighted average shares outstanding - basic	173,048	178,352	176,299	177,428
Operating partnership units	107,892	119,799	109,341	120,689
Effect of dilutive securities:
Stock-based compensation plans	—	—	—	—
Weighted average shares outstanding - diluted	280,940	298,151	285,640	298,117

Earnings per share:
Basic	$(0.05)	$0.09	$(0.09)	$0.18
Diluted	$(0.05)	$0.09	$(0.09)	$0.18

There were zero and 169,848 antidilutive shares and LTIP units for the three and nine months ended September 30, 2020, respectively, and 452,457 and 288,053 antidilutive shares and LTIP units for the three and nine months ended September 30, 2019, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
We earned property management fees from entities affiliated with Anthony E. Malkin of $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. These fees are included within third-party management and other fees.
Other

We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.
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

The following tables provide components of segment profit for each segment for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$139,909	$—	$—	$139,909
Intercompany rental revenue	(2,233)	—	2,233	—
Observatory revenue	—	4,419	—	4,419
Lease termination fees	331	—	—	331
Third-party management and other fees	283	—	—	283
Other revenue and fees	1,633	—	—	1,633
Total revenues	139,923	4,419	2,233	146,575
Operating expenses:
Property operating expenses	33,836	—	—	33,836
Intercompany rent expense	—	(2,233)	2,233	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,517	—	—	14,517
Observatory expenses	—	5,931	—	5,931
Real estate taxes	31,196	—	—	31,196
Impairment charge	2,103	—	—	2,103
Depreciation and amortization	44,679	54	—	44,733
Total operating expenses	128,662	3,752	2,233	134,647
Total operating income (loss)	11,261	667	—	11,928
Other income (expense):
Interest income	360	6	—	366
Interest expense	(23,360)	—	—	(23,360)
Loss on early extinguishment of debt	—	—	—	—
IPO litigation expense	(1,165)	—	—	(1,165)
Income (loss) before income taxes	(12,904)	673	—	(12,231)
Income tax (expense) benefit	(196)	158	—	(38)
Net income (loss)	$(13,100)	$831	$—	$(12,269)
Segment assets	$3,771,476	$239,238	$—	$4,010,714
Expenditures for segment assets	$30,831	$516	$—	$31,347

	Three Months Ended September 30, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$150,225	$—	$—	$150,225
Intercompany rental revenue	23,242	—	(23,242)	—
Observatory revenue	—	37,575	—	37,575
Lease termination fees	2,361	—	—	2,361
Third-party management and other fees	304	—	—	304
Other revenue and fees	2,408	—	—	2,408
Total revenues	178,540	37,575	(23,242)	192,873
Operating expenses:
Property operating expenses	47,894	—	—	47,894
Intercompany rent expense	—	23,242	(23,242)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	14,421	—	—	14,421
Observatory expenses	—	9,089	—	9,089
Real estate taxes	29,599	—	—	29,599
Depreciation and amortization	44,253	7	—	44,260
Total operating expenses	138,498	32,338	(23,242)	147,594
Total operating income	40,042	5,237	—	45,279
Other income (expense):
Interest income	2,269	—	—	2,269
Interest expense	(19,426)	—	—	(19,426)
Income before income taxes	22,885	5,237	—	28,122
Income tax expense	(267)	(1,071)	—	(1,338)
Net income	$22,618	$4,166	$—	$26,784
Segment assets	$3,659,592	$265,725	$—	$3,925,317
Expenditures for segment assets	$42,901	$18,375	$—	$61,276

	Nine Months Ended September 30, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$426,021	$—	$—	$426,021
Intercompany rental revenue	13,356	—	(13,356)	—
Observatory revenue	—	24,049	—	24,049
Lease termination fees	1,575	—	—	1,575
Third-party management and other fees	930	—	—	930
Other revenue and fees	5,254	—	—	5,254
Total revenues	447,136	24,049	(13,356)	457,829
Operating expenses:
Property operating expenses	105,054	—	—	105,054
Intercompany rent expense	—	13,356	(13,356)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	48,617	—	—	48,617
Observatory expenses	—	18,087	—	18,087
Real estate taxes	90,029	—	—	90,029
Impairment charges	6,204	—	—	6,204
Depreciation and amortization	143,522	87	—	143,609
Total operating expenses	400,420	31,530	(13,356)	418,594
Total operating income (loss)	46,716	(7,481)	—	39,235
Other income (expense):
Interest income	2,438	91	—	2,529
Interest expense	(66,906)	—	—	(66,906)
Loss on early extinguishment of debt	(86)	—	—	(86)
IPO litigation expense	(1,165)	—	—	(1,165)
Loss before income taxes	(19,003)	(7,390)	—	(26,393)
Income tax (expense) benefit	(692)	3,486	—	2,794
Net loss	$(19,695)	$(3,904)	$—	$(23,599)
Expenditures for segment assets	$77,503	$2,748	$—	$80,251

	Nine Months Ended September 30, 2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$434,713	$—	$—	$434,713
Intercompany rental revenue	58,754	—	(58,754)	—
Observatory revenue	—	91,039	—	91,039
Lease termination fees	3,112	—	—	3,112
Third-party management and other fees	955	—	—	955
Other revenue and fees	6,591	—	—	6,591
Total revenues	504,125	91,039	(58,754)	536,410
Operating expenses:
Property operating expenses	131,076	—	—	131,076
Intercompany rent expense	—	58,754	(58,754)	—
Ground rent expense	6,994	—	—	6,994
General and administrative expenses	44,445	—	—	44,445
Observatory expenses	—	25,024	—	25,024
Real estate taxes	86,098	—	—	86,098
Depreciation and amortization	135,157	22	—	135,179
Total operating expenses	403,770	83,800	(58,754)	428,816
Total operating income	100,355	7,239	—	107,594
Other income (expense):
Interest income	9,907	—	—	9,907
Interest expense	(60,712)	—	—	(60,712)
Income before income taxes	49,550	7,239	—	56,789
Income tax expense	(762)	(457)	—	(1,219)
Net income	$48,788	$6,782	$—	$55,570
Expenditures for segment assets	$134,865	$46,703	$—	$181,568

During the second quarter 2020, we wrote-off $4.1 million of prior expenditures on a potential energy efficiency project in our real estate segment that is not economically feasible in today's regulatory environment. During the third quarter 2020, we also wrote off $2.1 million of prior expenditures on a build-to-suit development project in our real estate segment that was halted due to reconsideration by the user driven by the COVID-19 pandemic. For the nine months ended September 30, 2020, the total $6.2 million write-off is shown as Impairment charge in the condensed consolidated statements of operations.
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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to businesses that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of the Company’s tenants, particularly retail, and the Observatory recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments, including such tenants’ ability to pay rent following the termination of temporary governmental assistance and benefits programs, (d) the potential impact on the Company’s human capital management, including potential reductions in productivity associated with work-from-home and risks associated with employees returning to the office, (e) international and national disruption of travel and tourism with a resulting decline in Observatory visitors, and (f) macroeconomic conditions, such as a disruption of, or lack of access to, the capital markets, and general volatility adversely impacting the market price of the Company’s Class A common stock and publicly-traded partnership units of the Operating Partnership; (ii) resolution of legal proceedings involving the Company; (iii) reduced demand for office or retail space, including as a result of the COVID-19 pandemic; (iv) changes in our business strategy; (v) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vi) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events and/or currency exchange rates, which may cause a decline in Observatory visitors; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) declining real estate valuations and impairment charges; (x) termination or expiration of our ground leases; (xi) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xii) decreased rental rates or increased vacancy rates; (xiii) our failure to redevelop and reposition properties, or to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xiv) difficulties in identifying properties to acquire and completing acquisitions; (xv) risks related to our development projects (including our Metro Tower development site) and capital projects, including the cost of construction delays and cost overruns; (xvi) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvii) our failure to qualify as a REIT; and (xviii) environmental uncertainties and risks related to adverse weather conditions, rising sea levels and natural disasters. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2019, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

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
Highlights for the three months ended September 30, 2020 included:

•	Incurred net loss attributable to the Company of $8.2 million and achieved Core Funds From Operations of $34.9 million.

•
Same-Store Property Cash NOI excluding lease termination fees was up 9.3% from the third quarter of 2019 primarily driven by lower property operating expenses and free rent burn-off, partially offset by lower revenue.

•
Strong liquidity position of $1.5 billion as of September 30, 2020, comprised of $373.0 million of cash plus an additional $1.1 billion available under our revolving credit facility. Moreover, we have no debt maturity until 2024.

•
In the third quarter and through October 30, 2020, we repurchased $19.5 million of our common stock at a weighted average price of $6.31 per share, which brings the year-to-date total to $134.1 million at a weighted average price of $8.30 per share.

•	For the total portfolio in the third quarter, we signed 18 new, renewal, and expansion leases, representing 247,449 rentable square feet.

•
Collected 94% of third quarter 2020 total billings with 96% for office tenants and 84% for retail tenants. Through October 31, 2020, collected 93% of October total billings, with 94% for office tenants and 86% for retail tenants.

•	Year-to-date through September 30th, we reduced property operating expenses by $26 million compared to the prior year, driven by reduced tenant utilization and our cost reduction initiatives.

•	On July 13, 2020, we announced the appointment of R. Paige Hood to our Board of Directors, effective August 1, 2020, and the departure of William H. Berkman, effective July 31, 2020.
As of September 30, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of September 30, 2020, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan and currently impacted by the COVID-19 pandemic. Historically, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to

33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. The Observatory reopened on July 20, 2020.
The components of the Empire State Building revenue are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2020		2019
Office leases	$106,774	63.9%	$106,848	45.1%
Retail leases	5,177	3.1%	5,566	2.4%
Tenant reimbursements & other income	16,358	9.8%	21,356	9.0%
Observatory operations	24,049	14.4%	91,039	38.5%
Broadcasting licenses and leases	14,793	8.8%	11,945	5.0%
Total	$167,151	100.0%	$236,754	100.0%

We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. From 2002 through September 30, 2020, we have invested a total of approximately $942.1 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We expect to spend approximately $40 million over 2018 through 2020 on these well-maintained and our well-located properties’ common areas and amenities to ensure competitiveness and protect our market position. Expenditures, which began during the second quarter 2018, were $35.0 million through September 30, 2020.
As of September 30, 2020, excluding principal amortization, we had no debt maturing until 2024.  As of September 30, 2020, we had total debt outstanding of approximately $2.0 billion, with a weighted average interest rate of 4.0%, and a weighted average maturity of 8.3 years. 93.7% of our total debt outstanding is fixed-rate indebtedness and 6.3% is variable-rate indebtedness. As of September 30, 2020, we had cash and cash equivalents of approximately $373.1 million. Our consolidated net debt to total market capitalization was approximately 46.3% as of September 30, 2020.
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
Liquidity
In March 2020, we bolstered our balance sheet to ensure proper liquidity by raising $300.0 million in net proceeds in two financings and drawing down $550.0 million under our $1.1 billion unsecured revolving credit facility. In September 2020, we repaid the $550.0 million draw on our revolving credit facility. We currently hold $373.1 million in cash on our balance sheet and have $1.1 billion undrawn capacity under our revolving credit facility.

Property Operations
All of our office buildings have remained open during the COVID-19 pandemic to tenants that provide essential goods and services, as permitted by the authorities. We have scaled back certain building operations in cleaning, security, lobby concierge and recurring maintenance, which will reduce costs until buildings are repopulated. A portion of the reduction in operating expenses will be offset by a reduction in tenant expense recoveries.
Our operations team worked diligently to develop plans for tenants reoccupation of our buildings to ensure a safe, clean and healthy work environment. These plans involve additional staffing, cleaning and maintenance, and changes to building operations for access by tenants and their guests.
All New York State capital improvement work, except for essential work as defined by the authorities which includes safety-related work and work to demobilize previously started projects, was stopped in March 2020 until June 8, 2020, when government restrictions were lifted. The spend was significantly curtailed under the restrictions.
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
Leasing
The economic uncertainty relating to the COVID-19 pandemic has slowed the pace of our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of September 30, 2020, our portfolio was 89.7% leased, including SLNC, including 2.6% subject to leases scheduled to expire in 2020 and 6.2% subject to leases scheduled to expire in 2021.
New leasing activity was impacted during the third quarter by the pandemic and shelter-in-place rules that were in effect for much of the period. During this time period, we instituted a number of online measures to maintain our relationships with brokers and expose our availabilities to the market. While physical tours resumed on June 22, 2020 and coincided with Phase 2 reopening, we expect lower leasing volumes for the third and fourth quarters based on current tenant activity.
Rent Collections
As of October 31, 2020, we have experienced steady improvement in the collection of our property billings. The following table reflects the percentages of rent collected from total billings.

Collections as of October 30, 2020	Second Quarter 2020	Third Quarter 2020	October 2020
Total billings collected	85%	94%	93%
Rent deferrals	4%	—%	—%
Security deposits collected	8%	1%	—%
Uncollected - covered by security deposit	1%	2%	3%
Uncollected	2%	3%	4%
Total	100%	100%	100%

Our smaller food and service type retailers have been hit particularly hard. They provide critical amenities and services to our office tenants. Our plan is to convert some of their fixed rent to a percentage rent structure, with a payback of the difference between current and percentage rent over a defined period. We intend to support our food and service retailers so that they can service our office tenants when they re-occupy.

Observatory Operations
On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. While closed, we reduced our annualized operating expense run-rate from $35 million in February 2020 to approximately $14 million in May 2020, a 60% reduction. Approximately two-thirds of the reduction was attributable to lower payroll expenses as we furloughed staff and the balance is due to lower operational and other costs.
The Observatory reopened under New York State's Phase 4 guidelines, Low-Risk Outdoor Arts and Entertainment, on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. We anticipate that initially we will have a higher local visitor mix, followed by a ramp up of nationally sourced travel, which will then be followed by a restoration of our typical visitor mix that is approximately two-thirds international which we do not expect to be achieved until the broad resumption of international air travel some time in 2022.
With the Observatory reopened, for the balance of 2020, we will operate with reduced hours, staffing, services, operating costs, credit card fees and marketing expenses. We project we can operate at this level until we reach 60% of 2019 attendance, after which expenses will ramp up.
The closure of our Observatory caused us during the quarter to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the goodwill impairment test of the stand-alone Observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 5.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of the Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm. Goodwill allocated to the Observatory reporting unit was $227.5 million at September 30, 2020.
Expense Reductions
    We have undertaken meaningful cost reduction measures to ensure our ongoing strength and position the business optimally through the current environment broken down as follows:

•	Named Executive Officer compensation:

▪
($0.4) million from reduction in annual base salary for Anthony E. Malkin, our Chairman, President and Chief Executive Officer, and Thomas P. Durels, our Executive Vice President, Real Estate, through December 31, 2020;

▪	($1.2) million from the change in age requirement from 60 to 65 for the accounting vesting period for time-based equity compensation; and

▪	($2.7) million from the departure of our former Chief Operating Officer.

•	Other corporate overhead:

▪	($1.5) million of net changes from the addition of investment personnel and reductions in executive and corporate staff, and temporary corporate salary reductions through December 31, 2020; and

▪	Balance from department budget cuts and lower anticipated spending due to the COVID-19 pandemic.

•	In addition, we announced a $3.9 million reduction in 2021 NEO annual equity compensation, comprised of a $2.7 million reduction for Mr. Malkin and $1.2 million reduction for Mr. Durels.

•	Property operating expenses

▪	Year-to-date through September 30th, we reduced property operating expenses by $26 million compared to the prior year period, driven by reduced tenant utilization and our cost reduction initiatives.

▪	$4 million on an annualized basis of permanent cost reductions due to staffing and other reductions.

•	Capital expenditures

▪	$24 million in lower planned 2020 capital expenditures for building improvements compared to 2019 due to focus only on mandatory spending and work previously commenced.

Results of Operations

Overview
The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019, respectively.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
The following table summarizes our historical results of operations for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change	%
Revenues:
Rental revenue	$139,909	$150,225	$(10,316)	(6.9)%
Observatory revenue	4,419	37,575	(33,156)	(88.2)%
Lease termination fees	331	2,361	(2,030)	(86.0)%
Third-party management and other fees	283	304	(21)	(6.9)%
Other revenues and fees	1,633	2,408	(775)	(32.2)%
Total revenues	146,575	192,873	(46,298)	(24.0)%
Operating expenses:
Property operating expenses	33,836	47,894	14,058	29.4%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	14,517	14,421	(96)	(0.7)%
Observatory expenses	5,931	9,089	3,158	34.7%
Real estate taxes	31,196	29,599	(1,597)	(5.4)%
Impairment charge	2,103	—	(2,103)	(100.0)%
Depreciation and amortization	44,733	44,260	(473)	(1.1)%
Total operating expenses	134,647	147,594	12,947	8.8%
Operating income (loss)	11,928	45,279	(33,351)	(73.7)%
Other income (expense):
Interest income	366	2,269	(1,903)	(83.9)%
Interest expense	(23,360)	(19,426)	(3,934)	(20.3)%
IPO litigation expense	(1,165)	—	(1,165)	(100.0)%
Income (loss) before income taxes	(12,231)	28,122	(40,353)	(143.5)%
Income tax benefit (expense)	(38)	(1,338)	1,300	97.2%
Net income (loss)	(12,269)	26,784	(39,053)	(145.8)%
Private perpetual preferred unit distributions	(1,050)	(234)	(816)	(348.7)%
Net (income) loss attributable to non-controlling interests	5,115	(10,668)	15,783	147.9%
Net income (loss) attributable to common stockholders	$(8,204)	$15,882	$(24,086)	(151.7)%

Rental Revenue

The decrease in rental revenue was attributable to the write-off of straight-line receivables and uncollectible tenant receivables and lower tenant expense reimbursements, consistent with lower expenses.
Observatory Revenue

Observatory revenues were lower driven by the closure of the Observatory on March 16, 2020 due to the COVID-19 pandemic. The Observatory reopened on July 20, 2020 but New York tourism continues to be impacted by international, national, and local travel restrictions and quarantines. Observatory revenue included $2.0 million of deferred revenue from unused tickets and earned income from tour and travel partners, as well as $1.2 million of fixed license fee for the gift shop.
Lease Termination Fees
Lower termination fees were earned in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Third-Party Management and Other Fees
Management fee income was consistent with prior year.
Other Revenues and Fees
The decrease in other revenues and fees was due to lower food and beverage sales and lower parking income due to the COVID-19 pandemic, partially offset by a $0.8 million development project reimbursement.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repair and maintenance costs, lower payroll costs, lower utility costs and lower professional fees. The lower costs are primarily due to lower tenant utilization in our buildings.
Ground Rent Expenses
Ground rent expense was consistent with 2019.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to equity compensation expense, partially offset by lower legal leasing costs.
Observatory Expenses
Lower Observatory expenses were driven by the closure and then limited operations of the Observatory during the three months ended September 30, 2020.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.
Impairment charge

Reflects a $2.1 million write-off of prior expenditures on a development project that is unlikely to continue. There was an $0.8 million development project reimbursement reflected in Other Revenues and Fees.

Depreciation and Amortization

The increase in depreciation and amortization was consistent with 2019.
Interest Income

The decrease in interest income was primarily due to lower interest rates.
Interest Expense
Interest expense increased due to new financings entered into in March 2020 and a draw on our unsecured revolving credit facility. The draw on our credit facility was fully repaid on September 1, 2020.

IPO Litigation Expense
Represents an accrued expense which reflects an estimated liability associated with the Initial Public Offering-related litigation.
Income Taxes
The increase in income tax benefit was attributable to higher net loss for the Observatory segment.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
The following table summarizes our historical results of operations for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	%
Revenues:
Rental revenue	$426,021	$434,713	$(8,692)	(2.0)%
Observatory revenue	24,049	91,039	(66,990)	(73.6)%
Lease termination fees	1,575	3,112	(1,537)	(49.4)%
Third-party management and other fees	930	955	(25)	(2.6)%
Other revenues and fees	5,254	6,591	(1,337)	(20.3)%
Total revenues	457,829	536,410	(78,581)	(14.6)%
Operating expenses:
Property operating expenses	105,054	131,076	26,022	19.9%
Ground rent expenses	6,994	6,994	—	—%
General and administrative expenses	48,617	44,445	(4,172)	(9.4)%
Observatory expenses	18,087	25,024	6,937	27.7%
Real estate taxes	90,029	86,098	(3,931)	(4.6)%
Impairment charges	6,204	—	(6,204)	(100.0)%
Depreciation and amortization	143,609	135,179	(8,430)	(6.2)%
Total operating expenses	418,594	428,816	10,222	2.4%
Operating income (loss)	39,235	107,594	(68,359)	(63.5)%
Other income (expense):
Interest income	2,529	9,907	(7,378)	(74.5)%
Interest expense	(66,906)	(60,712)	(6,194)	(10.2)%
Loss on early extinguishment of debt	(86)	—	(86)	(100.0)%
IPO litigation expense	(1,165)	—	(1,165)	(100.0)%
Income (loss) before income taxes	(26,393)	56,789	(83,182)	(146.5)%
Income tax benefit	2,794	(1,219)	4,013	329.2%
Net income (loss)	(23,599)	55,570	(79,169)	(142.5)%
Private perpetual preferred unit distributions	(3,147)	(702)	(2,445)	(348.3)%
Net (income) loss attributable to non-controlling interests	10,244	(22,222)	32,466	146.1%
Net income (loss) attributable to common stockholders	$(16,502)	$32,646	$(49,148)	(150.5)%

Rental Revenue

The decrease in rental revenue was attributable to the write-off of straight-line receivables and uncollectible tenant receivables and lower tenant expense reimbursements, consistent with lower expenses.
Observatory Revenue
Observatory revenues were lower driven by the closure of the Observatory on March 16, 2020 due to the COVID-19 pandemic. The Observatory reopened on July 20, 2020 but New York tourism continues to be impacted by international, national, and local travel restrictions and quarantines. Observatory revenues increased during the first two months of 2020 by 13.2%, after adjusting for the 102nd floor observation deck, to $14.4 million from $12.7 million in the first two months of 2019.
Lease Termination Fees
Lower termination fees were earned in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Third-Party Management and Other Fees

Management fee income was consistent with prior year.
Other Revenues and Fees
The decrease in other revenues and fees was due to lower food and beverage sales and lower parking income due to the COVID-19 pandemic.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repair and maintenance costs, lower payroll costs, lower repair, lower utility costs and lower professional fees.
Ground Rent Expenses
Ground rent expense was consistent with 2019.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to severance costs and equity compensation expense, partially offset by lower legal leasing costs.
Observatory Expenses
Lower Observatory expenses were driven by the closure of the Observatory due to the COVID-19 pandemic.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.
Impairment charges

Reflects a $4.1 million write-off of prior expenditures on a potential energy efficiency project that is not economically feasible in today's regulatory environment and a $2.1 million write-off of prior expenditures on a development project that is unlikely to continue.

Depreciation and Amortization

The increase in depreciation and amortization reflects tenant improvement write-offs due to the early termination of a tenant.

Interest Income

The decrease in interest income was primarily due to lower interest rates in the current year and higher short-term investments in the prior year.
Interest Expense
Interest expense increased due to new financings entered into in March 2020 and a draw on our unsecured revolving credit facility. The draw on our credit facility was fully repaid on September 1, 2020.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was incurred in connection with the refinancing of the term loan in the first quarter 2020.
IPO Litigation Expense
Represents an accrued expense which reflects an estimated liability associated with the Initial Public Offering-related litigation.

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

At September 30, 2020, we had approximately $373.1 million available in cash and cash equivalents, and $1.1 billion available under our unsecured revolving credit facility.

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

As of September 30, 2020, we had approximately $2.0 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.0% and a weighted average maturity of 8.3 years. As of September 30, 2020, excluding principal amortization, we had no debt maturing until 2024. Our consolidated net debt to total market capitalization was 46.3% as of September 30, 2020.
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
This new amended unsecured revolving credit and term loan facility is comprised of a $1.1 billion revolving credit facility and a $215 million term loan facility. We borrowed the term loan facility in full at closing. We also borrowed

$550.0 million on the revolving credit facility in March 2020 which we repaid in September 2020. The amended unsecured revolving credit and term loan facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.75 billion under specified circumstances. Certain of our Operating Partnership's subsidiaries are guarantors of our obligations under the amended unsecured revolving credit and term loan facility.
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
The Credit Facilities contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (as defined in the respective Credit Facilities). As of September 30, 2020, we were in compliance with the covenants.
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

The terms of the Series G Notes and Series H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2020, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of September 30, 2020, we were in compliance with the following financial covenants:

Financial covenant	Required	September 30, 2020	In Compliance
Maximum total leverage	< 60%	33.2%	Yes
Maximum secured debt	< 40%	10.2%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.2x	Yes
Maximum unsecured leverage	< 60%	28.2%	Yes

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
Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2020	2019
Number of leases signed(2)	64	106
Total square feet	459,033	903,010
Leasing commission costs(3)	$4,356	$16,071
Tenant improvement costs(3)	20,486	52,533
Total leasing commissions and tenant improvement costs(3)	$24,842	$68,604
Leasing commission costs per square foot(3)	$9.49	$17.80
Tenant improvement costs per square foot(3)	44.63	58.18
Total leasing commissions and tenant improvement costs per square foot(3)	$54.12	$75.98
Retail Properties(4)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2020	2019
Number of leases signed(2)	7	8
Total square feet	50,990	54,779
Leasing commission costs(3)	$1,997	$1,856
Tenant improvement costs(3)	7,345	2,214
Total leasing commissions and tenant improvement costs(3)	$9,342	$4,070
Leasing commission costs per square foot(3)	$39.16	$33.88
Tenant improvement costs per square foot(3)	144.04	40.42
Total leasing commissions and tenant improvement costs per square foot(3)	$183.20	$74.30
_______________

(1)
Excludes an aggregate of 506,453 and 511,755 rentable square feet of retail space in our Manhattan office properties in 2020 and 2019, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.

(2)	Presents a renewed and expansion lease as one lease signed.

(3)
Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

(4)
Includes an aggregate of 506,453 and 511,755 rentable square feet of retail space in our Manhattan office properties in 2020 and 2019, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Nine Months Ended September 30,
	2020	2019
Total Portfolio
Capital expenditures (1)	$35,618	$99,266
_______________

(1)	Excludes tenant improvements and leasing commission costs.

As of September 30, 2020, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $130.1 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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
During August 2020, we announced the suspension of our third and fourth quarter 2020 dividends to holders of our Class A common stock and Class B common stock and to holders of Empire State Realty OP, L.P.’s Series ES, Series 250 and Series 60 operating partnership units and Series PR operating partnership units. We expect to have no taxable income in 2020, and therefore no requirement to pay any dividend on our common stock in either the third or fourth quarter of 2020. We and our Board believe that payment of a dividend is currently not the highest and best use of our balance sheet.
Distributions to Securityholders
Distributions and dividends amounting to $65.4 million and $96.4 million have been made to securityholders for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table summarizes our purchases of equity securities in each of the three months ended September 30, 2020 and the month of October 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 2020	656,318	$6.72	656,318	$380,982
August 2020	—	$—	—	$380,982
September 2020	477,620	$6.14	477,620	$378,050
October 2020	1,952,013	$6.21	1,952,013	$365,934
Cash Flows
Comparison of Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
Net cash. Cash and cash equivalents and restricted cash were $428.0 million and $330.3 million, respectively, as of September 30, 2020 and 2019. The increase was primarily due to the issuance of financings, partially offset by the repurchase of common shares during the nine months ended September 30, 2020.
Operating activities. Net cash provided by operating activities decreased by $34.8 million to $163.6 million for the nine months ended September 30, 2020 compared to $198.4 million for the nine months ended September 30, 2019, primarily due to changes in working capital and settlement of derivative contracts.
Investing activities. Net cash provided by investing activities decreased by $323.7 million to $113.4 million used in investing activities for the nine months ended September 30, 2020 compared to $210.3 million net cash provided by investing activities for the nine months ended September 30, 2019, due to proceeds from maturing short-term investments in 2019.
Financing activities. Net cash provided by financing activities increased by $455.4 million to $106.2 million provided by financing activities for the nine months ended September 30, 2020 compared to $349.2 million used in financing activities for the nine months ended September 30, 2019, primarily due to the net proceeds from issuance of debt in the nine months ended September 30, 2020 compared to the payment of debt in the nine months ended September 30, 2019.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income (loss)	$(12,269)	$26,784	$(23,599)	$55,570
Add:
General and administrative expenses	14,517	14,421	48,617	44,445
Depreciation and amortization	44,733	44,260	143,609	135,179
Interest expense	23,360	19,426	66,992	60,712
Income tax expense (benefit)	38	1,338	(2,794)	1,219
Impairment charges	1,259	—	5,360	—
IPO litigation expense	1,165	—	1,165	—
Less:
Third-party management and other fees	(283)	(304)	(930)	(955)
Interest income	(366)	(2,269)	(2,529)	(9,907)
Net operating income	$72,154	$103,656	$235,891	$286,263
Other Net Operating Income Data
Straight-line rental revenue	$395	$5,174	$5,878	$13,781
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$679	$1,682	$2,953	$5,781
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,783

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

Core Funds From Operations ("Core FFO")
Core FFO adds back to Modified FFO the following items: deferred tax asset write-off, loss on early extinguishment of debt, acquisition expenses, severance expenses and IPO litigation expense. The Company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net income (loss)	$(12,269)	$26,784	$(23,599)	$55,570
Private perpetual preferred unit distributions	(1,050)	(234)	(3,147)	(702)
Real estate depreciation and amortization	43,029	43,303	138,555	132,217
Impairment charges	1,259	—	5,360	—
FFO attributable to common stockholders and non-controlled interests	30,969	69,853	117,169	187,085
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common stockholders and non-controlled interests	32,926	71,810	123,042	192,958

Loss on early extinguishment of debt	—	—	86	—
Severance expenses	805	—	3,813	—
IPO litigation expense	1,165	—	1,165	—
Core FFO attributable to common stockholders and non-controlled interests	$34,896	$71,810	$128,106	$192,958

Weighted average shares and Operating Partnership Units
Basic	280,940	298,151	285,640	298,117
Diluted	280,940	298,151	285,640	298,117
Factors That May Influence Future Results of Operations
Impact of COVID-19

See "Overview" section.

Leasing
We signed 1.3 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2019. During the nine months ended September 30, 2020, we signed 0.5 million rentable square feet of new leases, expansions and renewals.
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
As of September 30, 2020, there were approximately 1.0 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 10.3% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 2.6% and 6.2% of net rentable square footage of the properties in our portfolio will expire in 2020 and in 2021, respectively. These leases are expected to represent approximately 2.7% and 6.6%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.

Despite the challenge of the uncertain near-term environment, we continue to believe that as we complete the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rents. Over the short term, as we renovate and reposition our properties, including aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain following the redevelopment and repositioning of our properties.

Observatory Operations
On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. The Observatory was closed for the entirety of the second quarter 2020 and reopened the 86th floor observation deck on July 20, 2020 with new protocols and processes under New York State's Phase 4's Low-Risk Outdoor Arts and Entertainment guidelines. The 102nd floor observation deck reopened on August 24, 2020.
Observatory revenues for the first two months of 2020 increased by 13.2%, after adjusting the for the 102nd floor observation deck which was closed during the first quarter of 2019.
The Observatory hosted approximately 30,000 visitors in the third quarter of 2020, compared to 1,042,000 visitors in the third quarter of 2019, a decrease of 97.1%. In spite of the ongoing nature of international, national, and local travel restrictions and quarantines, the Observatory has seen steady, weekly increases in visitors. Our return of attendance to pre- COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.
Observatory revenues for the three months ended September 30, 2020 were $4.4 million, driven by low visitation levels and less days of operation in the quarter. Observatory revenue included $2.0 million of deferred revenue from unused tickets and earned income from tour and travel partners, as well as $1.2 million of fixed license fee for the gift shop.
Observatory revenues and admissions are dependent upon the following: (i) the number of tourists (domestic and international) who come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from other new and existing observatories; and (v) weather trends.

Critical Accounting Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of September 30, 2020, our floating rate debt of $125.0 million represented 3.3% of our total enterprise value.
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

We entered into an interest rate LIBOR swap agreement with an aggregate notional value of $265.0 million, which fixes the LIBOR interest rate at 2.1485% and matures on August 24, 2022. This interest rate swap as of September 30, 2020 has been designated as a cash flow hedge and is deemed highly effective with a fair value of $(10.2) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Based on our variable balances, interest expense would have increased by approximately $1.3 million for the nine months ended September 30, 2020, if short-term interest rates had been 1% higher. As of September 30, 2020, the weighted average interest rate on the $1.8 billion of fixed-rate indebtedness outstanding was 4.02% per annum, with maturities at various dates through March 17, 2035.
As of September 30, 2020, the fair value of our outstanding debt was approximately $2.1 billion, which was approximately $118.4 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change.
However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. In the event that LIBOR is discontinued, the interest rates for our unsecured revolving credit facility and our unsecured term loan facility and the swap rate for our interest rate swap following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon with our bankers. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or our ability to maintain our outstanding swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021 but may be discontinued or otherwise become unavailable thereafter.

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
As of September 30, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer,

regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

The current COVID-19 pandemic has had, and any future public health crisis could have, serious adverse effects on our and our tenants’ businesses, operations, and financial condition, on local, national, and global economic activity, and on volatility and negative pressure in financial markets.

The COVID-19 pandemic has impacted the entire U.S., including the states of New York and Connecticut where we own office and retail property assets and operate the Observatory. Measures taken by local, state and federal authorities to prevent, remediate or limit the impact of COVID-19, including quarantines, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, social distancing practices, restrictions on business operations, construction projects and certain contract and judicial remedies, have had adverse effects on us and our tenants, which are largely continuing. As a result of such restrictions, we had to close the Observatory to the public on March 16, 2020 until its re-opening as an Outdoor Attraction (excluding the 102nd Floor) on July 20, 2020, and during such closure all Observatory revenue was discontinued. Since then, with continued international and national travel restrictions, visitor volume has lagged our earlier expectations, and we cannot predict when we may achieve Observatory revenues comparable to 2019 when approximately 64% of our visitors were from other countries.

The COVID-19 pandemic and the measures taken to limit its spread have adversely impacted and may continue to adversely impact adversely some or all of our tenants regarding, among other things, their ability or willingness to pay rent in full, or at all, or on a timely basis, and our ability to collect rent from them. A number of our tenants across various industries have announced temporary closures of their leased premises and requested rent deferral or abatement. For the second and third quarters of 2020, we collected a lower percentage of billings than in comparable periods in prior years across both our office and retail portfolios, and we have made rent deferral agreements with certain tenants. We have seen, and may continue to see, circumstances in which tenants request rent deferral, rent abatement or early lease termination and/or default in lease obligations. Additionally, we have seen, and may continue to see, certain tenants challenge the existence of such obligations and/or close temporarily or permanently and/or declare bankruptcy, all of which individually or collectively reduce our revenue and such reduction could be material. While some of our tenants have been able to qualify for COVID-related temporary government assistance, the termination of such assistance programs may increase the severity of the pandemic’s economic damage. Backlogs and obstacles from government moratoriums and/or limits (including temporary closure of certain court systems) which directly or indirectly abridge the enforcement of lease obligations and related guarantees may also affect our ability to collect rent or enforce related remedies. The scope and duration of the foregoing events are uncertain and unpredictable.

In addition, the COVID-19 pandemic, and any future public health crisis, could have a material adverse effect on our human capital management. While we have implemented enhanced health and safety protocols in accordance with New York State guidelines, our employees, including our senior management team, remain subject to risk of illness, which would create new challenges in leadership and execution. Although the majority of our corporate employees have returned to the office, certain employees continue to work remotely, which could strain our team efficiencies, collaboration culture, cybersecurity, employee morale, and management’s ability to supervise our employees and manage our business.

Moreover, real estate companies like us may be subject to claims from employees, tenants, vendors, visitors or the public that they were exposed to COVID-19 by our inadequate protective measures or were unnecessarily inconvenienced or damaged by our excessive protective measures.

The COVID-19 pandemic, and any future public health crisis, could have a material adverse effect on our results of operations, cash flows and financial condition due, among other factors to:

•
prolonged reduction in business vitality which could impair our prospects for new and renewal leases, decrease demand for office and retail space, decrease rental rates, and/or increase lease terminations and vacancy rates, all with an adverse impact on the value or market price of our assets;

•	temporary or long-term reduction in demand for commercial office space based on new acceptance of employees’ remote work from home;

•	new obstacles to our plans to redevelop and reposition properties, or to execute any newly planned capital project, successfully or on the anticipated timeline or at the anticipated costs;

•
impairment of our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due, to comply with covenants in existing credit agreements, to borrow additional funds in compliance with drawdown conditions of existing facilities, or to enter into new financings;

•
volatility and downward pressure on the market price of our Class A common stock and publicly traded partnership units of the Operating Partnership which would also reduce our access to capital and/or our equity currency for new acquisitions; and

•	reduction of our cash flows and our ability to pay dividends.

The rapid developments regarding the COVID-19 pandemic preclude reliable predictions as to its ultimate adverse impact, which largely arises from factors beyond our control. Many risk factors which were described in our 2019 Annual Report, prior to the emergence of the pandemic, should now be considered to have heightened significance as a result of the COVID-19 pandemic.

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

The following table summarizes our purchases of equity securities in each of the three months ended September 30, 2020 and the month of October 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 2020	656,318	$6.72	656,318	$380,982
August 2020	—	$—	—	$380,982
September 2020	477,620	$6.14	477,620	$378,050
October 2020	1,952,013	$6.21	1,952,013	$365,934

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

EMPIRE STATE REALTY TRUST, INC.

Date: November 5, 2020                            By:/s/ Christina Chiu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2020                         By:/s/ Andrew J. Prentice
Senior Vice President, Chief Accounting
Officer and Treasurer
(Principal Accounting Officer)