Form 10-K
period 2020-12-31
Empire State Realty Trust, Inc.
filed 2021-02-26
CIK 1541401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $1,206,327,000 based on the June 30, 2020 closing price of the registrant's Class A common stock of $7.00 per share on the New York Stock Exchange.
As of February 19, 2021, there were 170,612,931 shares of the registrants' Class A common stock outstanding and 1,005,696 shares of the registrants' Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Empire State Realty Trust, Inc.'s Proxy Statement for its 2021 Annual Stockholders' Meeting (which is scheduled to be held on May 13, 2021 virtually via a live webcast) to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

DEFINITIONS

•"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

•"formation transactions" means a series of transactions pursuant to which we acquired, substantially concurrently with the completion of the Offering, through a series of contributions and merger transactions, our portfolio of real estate assets that were held by existing entities, the ownership interests in the certain management entities of our predecessor and one development parcel;

•"fully diluted basis" means all outstanding shares of our Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis, which is not the same as the meaning of “fully diluted” under generally accepted accounting principles in the United States of America ("GAAP");

•"enterprise value" means all outstanding shares of our Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2020, plus private perpetual preferred units plus consolidated debt at December 31, 2020;

•"Malkin Group” means all of the following, as a group: Anthony E. Malkin, Peter L. Malkin and each of their spouses and lineal descendants (including spouses of such descendants), any estates of any of the foregoing, any trusts now or hereafter established for the benefit of any of the foregoing, or any corporation, partnership, limited liability company or other legal entity controlled by Anthony E. Malkin or any permitted successor in such entity for the benefit of any of the foregoing; provided, however that solely with respect to tax protection rights and parties who entered into the contribution agreements with respect to the formation transactions, the Malkin Group shall also include the lineal descendants of Lawrence A. Wien and his spouse (including spouses of such descendants), any estates of the foregoing, any trusts now or hereafter established for the benefit of any of the foregoing, or any corporation, partnership, limited liability company or other legal entity controlled by Anthony E. Malkin for the benefit of the foregoing;

•the "Offering" means the initial public offering of our Class A common stock which was completed on October 7, 2013;

•"our company," "we," "us" and "our" refer to Empire State Realty Trust, Inc., a Maryland real estate investment trust, together with its consolidated subsidiaries, including Empire State Realty OP, L.P.;

•“operating partnership” refers to Empire State Realty OP, L.P., a Delaware limited partnership through which Empire State Realty Trust, Inc. conducts substantially all of its business and of which it is the general partner;

•"securityholder" means a holder of our Class A common stock or Class B common stock as well as a holder of our operating partnership's Series ES, Series 250, Series 60 and Series PR operating partnership units; and

•"traded OP units" mean our operating partnership's Series ES, Series 250 and Series 60 operating partnership units.

PART I
ITEM 1. BUSINESS

Overview
    We are a self-administered and self-managed real estate investment trust ("REIT") that owns, manages, operates, acquires and repositions office and retail properties in Manhattan and the greater New York metropolitan area, including the Empire State Building, the world's most famous building.
    As of December 31, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space, and was 85.9% occupied. Including signed leases not yet commenced, our total portfolio was 88.7% leased. As of December 31, 2020, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space, which were approximately 85.6% occupied or 88.3% leased including signed leases not yet commenced. Nine properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2020, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 0.2 million rentable square feet in the aggregate. As of December 31, 2020, our standalone retail properties were 97.1% leased.
    The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories which historically have drawn millions of visitors each year. The 86th floor observatory has a heated 360-degree outdoor deck as well as indoor viewing galleries to accommodate guests day and night, all year-round. The 102nd floor observatory is entirely indoors and offers a 360-degree view of New York City from 1,250 feet above ground. Prior to the outbreak of the novel Coronavirus Disease 2019 ("COVID-19"), the number of visitors to the observatories was approximately 3.8 million and 3.5 million for the years ended December 31, 2018 and 2019, respectively. More than 60% of visitors historically have been international travelers. Due to government mandated closure from March 16, 2020 to July 20, 2020, travel restrictions on international and domestic tourists, and other impacts of the pandemic, the number of visitors declined for the year ended December 31, 2020 to 0.5 million visitors. We had 422,000 visitors in the first quarter 2020, no visitors in the second quarter 2020, 30,000 visitors in the third quarter 2020 and 55,000 visitors in the fourth quarter 2020.

    We were organized as a Maryland corporation on July 29, 2011. Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2020, we owned approximately 60.1% of the units of partnership interest in our operating partnership ("OP Units").  Empire State Realty Trust, Inc., as the sole general partner in our operating partnership, has responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. We elected to be taxed as a REIT and have operated in a manner that we believe allows us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
Impact of COVID-19
From March 2020, the COVID-19 pandemic created a global crisis with attendant uncertainty, volatility and disruption of the economy and social systems in the United States and globally. The stringent measures implemented by governments around the world to attempt to help control the spread of the virus have included business shutdowns and curtailments, and restrictions, prohibitions on all manner of events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. The impacts have been especially harsh on the Northeastern United States, specifically New York City and the tri-state region, the business area for the company. This has materially, adversely impacted parts of our business and we continue to face challenges. Amidst these challenges, we moved swiftly and:
•reduced operating expenses across our portfolio;
•reduced general and administrative costs, including reductions in executive compensation, as well as salary          reductions for nearly all employees who earned in 2019 more than $200,000 in salary and cash bonus compensation, as well as certain other employees involved in the operation of the observatories at the Empire State Building;

•bolstered our balance sheet with an additional $180.0 million, ten year secured financing to maximize operating runway and we have no outstanding debt maturities until November 2024 and $1.6 billion of liquidity as of December 31, 2020;
•instituted comprehensive health and safety protocols for our workforce and tenants; and
•achieved a number of Environmental, Social and Governance ("ESG") accomplishments.

Additional information regarding the impact of COVID-19 on our business can be found under the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K and risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Our Competitive Strengths
    We believe that we distinguish ourselves from other owners and operators of office and retail properties due to the following competitive strengths:
•Irreplaceable Portfolio of Office Properties in Midtown Manhattan at an Attractive Value Proposition. Our Manhattan office properties are located in one of the most prized office markets in the world due to a combination of supply constraints, high barriers to entry, and long-term prospects for job creation. These properties have undergone significant redevelopment to become fully modernized, with a focus on energy efficiency and indoor environmental quality. Historically, the Empire State Building, our flagship property, has also provided us with a significant source of income from its observatories. We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation represent a value proposition with rents at a substantially lower price point than new construction and with a premium product offering over similar vintage unrenovated buildings. Management believes these properties could not be replaced today for the value imputed by our current stock price.

•Well Located Retail Locations in Densely Populated Metropolitan Communities . Our retail properties are comprised of retail space at the base of our Manhattan office properties, four standalone retail properties in Manhattan and two contiguous standalone retail properties in Westport, Connecticut. All of the Manhattan properties are located in historically dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic and/or main destination locations, qualities which set them apart from retail properties in the high rent or low traffic corridors. Our Westport, Connecticut retail properties are located on Main Street, the main pedestrian thoroughfare in Westport, and have the advantage of being adjacent to a large public parking plaza. Our retail tenants cover a number of industries, and include Charles Schwab, JP Morgan Chase, Sephora, Target, TJ Maxx, Urban Outfitters, Lululemon, Athleta, Starbucks, ATT Mobile, Sprint, Chipotle, Footlocker, and Walgreens, among others. We acknowledge that the COVID-19 pandemic has materially impacted in-store retail, with particular damage to locations typically patronized by daytime workers. While we are constructive on the long-term trends of retail that serves daytime work populations, and well-located retail in general, the near term impacts of COVID-19 on retail are material and negative.

•Expertise in Repositioning and Redeveloping Manhattan Office Properties. We redevelop, and reposition Manhattan office properties. As of December 31, 2020, we have invested a total of $948.1 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties since we assumed control of the day-to-day management of these properties in the period between 2002 through 2006. Through our redevelopment work, our properties have become fully modernized, with a focus on energy efficiency and indoor environmental quality, and we have added tenant amenities such as the tenant-only fitness center and conference center at the Empire State Building, and a recently completed tenant-only lounge at 1400 Broadway.

•Leader in Energy Efficiency Retrofits. We have pioneered certain practices in energy efficiency, beginning at the Empire State Building where we partnered with the Clinton Climate Initiative, Johnson Controls Inc., Jones Lang LaSalle and the Rocky Mountain Institute to create and implement a groundbreaking, replicable process for integrating energy efficiency retrofits in the existing built environment. The reduced energy consumption lowers costs for us and our tenants, and we believe creates a competitive advantage for our properties. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and minimizing contributions to greenhouse gases. As a result of our efforts, approximately 76% of our portfolio square feet is Energy Star certified, including the Empire State Building, even with the more stringent ENERGY STAR scoring methodology rolled out in late 2019. As a result of the energy efficiency retrofits, we estimate that the Empire State Building has reduced energy use by 43% of its pre-retrofit level of energy use, resulting in over $6.9 million of annual energy cost savings at pre-retrofit utility rate levels. We have implemented other cost justified energy efficiency retrofit projects in our Manhattan and greater New

York metropolitan area office properties based on our work at the Empire State Building. Based on our calculations, we have no exposure to fines in 2024 under New York City's Local Law 97. 100% of our portfolio is contracted for renewable wind electricity as of January 2021. Finally, we maintain a series of management practices utilizing recycling of tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions and recycled paper products throughout our office portfolio.
•Robust Environmental Leadership. We are leaders in the environmental sustainability space. Our Chairman, President and CEO, Anthony E. Malkin, is the Chair of the Sustainability Policy Advisory Board of the Real Estate Roundtable and was appointed to the New York City Climate Mobilization Advisory Board for the implementation of Local Law 97, the sole landlord representative on the board. He is a Co-Chair of Local Law 97 Technical Pathways for Commercial Building Working Group. Our SVP and Director of Energy, Sustainability, and ESG, Dana Robbins Schneider, serves on the Local Law 97 Commercial Buildings Working Group, Board of Directors for Urban Green, REBNY Sustainability Committee, Real Estate Roundtable Sustainable Policy Advisory Committee, and is a LEED Fellow, member of the USGBC LEED Steering Committee, and NYSERDA Clean Fight final Judge.
In 2020, we were the first commercial real estate portfolio in the Americas to achieve the WELL Health-Safety Rating for Facility Operations and Management from the International WELL Building Institute. The WELL Health-Safety Rating is an evidence-based, third-party verified rating for new and existing buildings focused on operational policies, maintenance protocols, emergency plans and stakeholder engagement strategies to help organizations prepare their spaces for re-entry in a post-COVID-19 environment.

We participated in the GRESB Real Estate Assessment for the first time in 2020 and earned the highest possible GRESB 5 Star Rating and Green Star recognition, and a score of 88, an achievement that places us in the top 20% of all respondents. Our score is approximately 10 points higher than our peer group average and almost 20 points higher than the global GRESB Average. We also achieved an A rating, which is the highest possible score, on the GRESB Public Disclosure. GRESB is the leading ESG benchmark for real estate and infrastructure investments covering over 1,200 property companies, REITs, funds and development companies.

Furthermore, we were named a Fitwel champion in 2020 with Fitwel certified properties that represent 6.7 million square feet or approximately 83% of our Manhattan properties. These Fitwel certifications were awarded to us for our leadership in health and sustainability achievements. Fitwel is a rigorous third-party healthy building certification system operated by the Center for Active Design. Fitwel was created as a joint initiative between the U.S. Centers for Disease Control and Prevention and the General Services Administration to set the industry standard for evidence-based strategies that promote positive health outcomes for building occupants and communities.
76% of the square feet in our portfolio is ENERGY STAR Certified. Our headquarters office is one of the charter Energy Star for Tenant certificants.
•Experienced and Committed Management Team with Proven Track Record. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships we believe enable us to both secure high credit-quality tenants on attractive terms, as well as provide us with potential acquisition opportunities. We have substantial in-house expertise and resources in asset and property management, leasing, marketing, acquisitions, construction, development and financing and a platform that is highly scalable. Members of our senior management team have worked in the real estate industry for an average of approximately 32 years with extensive experience in greater New York area real estate, through many economic cycles. We take an intensive, hands-on approach to the management of our portfolio and quality brand building. As of December 31, 2020, our named executive officers owned 12.7% of our common stock on a fully diluted basis (including shares of common stock and OP Units as to which Anthony E. Malkin, our Chairman, President and CEO, disclaims beneficial ownership except to the extent of his pecuniary interest therein), and therefore their interests are aligned with those of our securityholders and they are incentivized to maximize returns to our securityholders.
•Flexible Balance Sheet Provides Operating Runway and Ability to Take Advantage of Opportunities That May Arise. As of December 31, 2020, we had cash and cash equivalents of $526.7 million and our consolidated net debt represented 37.2% of enterprise value. We had total debt outstanding of $2.2 billion, with a weighted average interest rate of 3.91% and a weighted average maturity of 8.2 years. Additionally, we had $1.1 billion of available borrowing capacity under our unsecured revolving credit facility as of December 31, 2020. Our credit facility matures in August 2021 and has two six-month extension options, subject to certain conditions. As expected, we have begun a process to evaluate a potential recast or extension of the credit facility. Excluding principal amortization, none of our debt matures until November 2024. We continue to extend and ladder our debt maturities, increase our access to a variety of capital sources and maintain modest leverage and ample liquidity. Our flexible balance sheet provides operating runway to navigate the challenging market environment and the ability to take advantage of attractive investment opportunities that may arise.
Business and Growth Strategies
    Our primary business objectives are to maximize cash flow and total returns to our shareholders and to increase the value of our properties through the pursuit of the following business and growth strategies:
•Lease-up Vacant Redeveloped Space. To date, we have capitalized on the opportunity to capture the significant embedded, de-risked growth from repositioning of our Manhattan office portfolio. We have redeveloped 95% of the office and retail space in our Manhattan portfolio and have the opportunity to lease up 690,000 square feet of currently vacant redeveloped office and retail space, of which 258,000 square feet are pre-built suites that are ready for immediate tenant occupancy. We also expect to benefit from our price positioning, as our fully modernized portfolio offers energy efficiency, indoor environmental quality, services and amenities, and desirable locations near mass transit with rents substantially below new construction. We acknowledge that the COVID-19 pandemic has materially impacted office use with the majority of our tenants’ employees not at work in their offices. While we are constructive on the long-term importance of office use, we think that it will be several months before office use recommences and business return to the market to lease space at the same rate as in 2019.

•Pursue Attractive Acquisition and Redevelopment Opportunities. We have built a dedicated investment function with our hire of a Chief Investment Officer and a full acquisitions team to position us to take advantage of potential opportunities. Our flexible balance sheet, access to capital, expertise in redevelopment of existing property into modernized, fully amenitized, healthy buildings with energy efficiency and indoor environmental quality combined with our ability to offer operating partnership units in tax deferred acquisition transactions should give us significant flexibility in structuring and consummating acquisitions. For the foreseeable future, we intend to focus our acquisition strategy primarily on Manhattan office properties and, to a lesser extent, office and multi-tenanted retail and multi-family properties in densely populated communities in the greater New York metropolitan area and other markets we may identify in the future. We also believe there may be opportunities to acquire and reposition additional stand-alone retail spaces. We believe we can identify investment opportunities where we can achieve attractive returns on invested capital. Further, we have a development site, Metro Tower at the Stamford Transportation Center, which is adjacent to our Metro Center property, which we believe to be one of the premier office buildings in Connecticut. All zoning approvals have been obtained to allow development of an approximately 0.4 million rentable square foot office tower and garage. We intend to develop this site when we deem the appropriate combination of market and other conditions are in place.

•Proactively Manage Our Portfolio. We believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates. We utilize our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction to negotiate attractive leasing deals and to attract high credit-quality tenants. We proactively manage our rent roll and maintain continuous communication with our tenants. We foster strong tenant relationships by being responsive to tenant needs. We do this through the amenities we provide, the quality of our buildings and services, our employee screening and training, energy efficiency initiatives, and preventative maintenance and prompt repairs. Our attention to detail is integral to serving our clients and building our brand. Our properties have received numerous industry awards for their operational efficiency. We believe long-term tenant relationships will improve our operating results over time by reducing leasing, marketing and tenant improvement costs, as well as tenant turnover. We do extensive diligence on our tenants’ (current and prospective) balance sheets, businesses and business models to determine if we will establish long-term relationships in which they will both renew with us and expand over time. We have had 217 tenant expansions within our portfolio totaling over 1.9 million square feet since 2013.
•Enhanced our Observatory Operations. In December 2019 we completed a comprehensive $160 million multi-year re-imagination and redevelopment of the entire observatory experience at the Empire State Building. The new observatory includes a dedicated visitor entrance on 34th Street, a 10,000 square foot 2nd floor tactile and digital immersive museum experience that celebrates the Empire State Building, from the moment it was conceived to its place in pop-culture today, and the newly renovated 102nd floor observatory that features floor-to-ceiling glass windows where guests can step right to the edge of the World’s Most Famous Building. The observatory’s recent renovations includes indoor environmental quality measures with MERV 13 filters, ventilation and an Atmos Air bipolar ionization air purification system, which we have installed in select spaces, which neutralizes more than 99.9% of coronavirus particles, according to studies performed by Microchem Laboratory, one of the nation’s preeminent laboratories for testing EPA- and FDA-registered sanitizing products. Visitor feedback of the new experience and our safety protocols has been very positive.

Leasing
    Our focus is to maintain a brand that tenants associate with a consistently high level of quality of services, healthy buildings, amenities, maintenance, and tenant installations, with high performance design guidelines for energy efficiency and indoor environmental quality, and long term financial stability. Through our commitment to brokers, we have developed long-term relationships that focus on negotiating attractive transactions with high credit-quality tenants. We proactively manage and cultivate our industry relationships and make the most senior members of our management team available to our constituencies. We believe that our consistent, open dialogue with our tenants and brokers enables us to maximize our results. Our focus on performance and long-term perspective allows us to concentrate on the ongoing management of our portfolio, while seeking opportunities for growth in the future.

Property Management
    We protect our investments by regularly monitoring our properties, performing routine preventive maintenance, and implementing capital improvement programs in connection with property redevelopment and life cycle replacement of equipment and systems. We presently self-manage all of our properties. We proactively manage our properties and rent rolls to (i) aggregate smaller demised spaces to create large blocks of vacant space in order to attract high credit-quality tenants at higher rental rates, and (ii) create efficient, modern, pre-built offices that can be rented through several lease cycles and attract high credit-quality tenants. We aggressively manage and control operating expenses at all of our properties. In addition, we have made energy efficiency retrofitting and sustainability a portfolio-wide initiative driven by economic return. We pass on cost savings achieved by such improvements to our tenants through lower utility costs and reduced operating expense escalations. We believe these initiatives make our properties more desirable to a broader tenant base than the properties of our competitors.
Business Segments
    Our reportable segments consist of a real estate segment and an observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These segments are managed separately because each business requires different support infrastructure, provides different services and has dissimilar economic characteristics such as, investments needed, stream of revenues and marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties at current market prices. This intersegment rent is eliminated upon consolidation.
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
Americans with Disabilities Act
    Our properties must comply with Title III of the Americans with Disabilities Act, or ("ADA"), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

    Some of our properties are adjacent to or near other properties which are used for industrial or commercial purposes or have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, some of our properties have previously been used by former owners or tenants for commercial or industrial activities, e.g., gas stations and dry cleaners, and a portion of the Metro Tower site is currently used for automobile parking and fueling, that may release petroleum products or other hazardous or toxic substances at such properties or to surrounding properties. While certain properties contain or contained uses that could have or have impacted our properties, we are not aware of any liabilities related to environmental contamination that we believe will have a material adverse effect on our operations.
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
    The property situated at 500 Mamaroneck Avenue in Harrison, New York was the subject of a voluntary remedial action work cleanup plan performed by the former owner following its conveyance of title to the present owners under an agreement with the New York State Department of Environmental Conservation, or ("NYDEC"). As a condition to the issuance of a “no further action” letter, NYDEC required that certain restrictive and affirmative covenants be recorded against the subject property. In substantial part, these include prohibition against construction that would disturb the soil cap isolating certain contaminated subsurface soil, limiting the use of such property to commercial uses, implementing engineering controls to assure that improvements be kept in good condition, not using ground water at the site for potable purposes without treatment, implementing safety procedures for workers to follow excavating at the site to protect their health and safety and filing an annual certification that the controls implemented in accordance with the voluntary remedial action work cleanup plan remain in place. Furthermore, a substantial portion of the site that had been substantially unimproved prior to acquisition may not be further developed.
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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of our Manhattan properties and our greater New York metropolitan area properties under a blanket policy. We carry additional all-risk property and business insurance, which includes terrorism insurance, on the Empire State Building through ESRT Captive Insurance Company L.L.C., or ESRT Captive Insurance, our wholly owned captive insurance company. ESRT Captive Insurance covers terrorism insurance for $1.2 billion in losses in excess of $800 million per occurrence suffered by the Empire State Building, providing us with aggregate terrorism coverage of $2 billion at that property. ESRT Captive Insurance fully reinsures the 20% coinsurance under the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") and the difference between the TRIPRA captive deductible and policy deductible of $100,000 for non-Nuclear, Biological, Chemical and Radiological exposures. We purchased a $50 million limit of Nuclear, Biological, Chemical and Radiological ("NBCR") insurance in excess of a $1.0 million deductible in the commercial insurance market. ESRT Captive Insurance provides NBCR insurance with a limit of $1.95 billion in excess of the $50 million policy. As a result, we remain only liable for the 20% coinsurance under TRIPRA for NBCR exposures within ESRT Captive Insurance, as well as a deductible equal to 20% of ESRT Captive Insurance’s prior year’s premium. As long as we own ESRT Captive Insurance, we are responsible for ESRT Captive Insurance’s liquidity and capital resources, and ESRT Captive Insurance’s accounts are part of our consolidated financial statements. If we experience a loss and ESRT Captive Insurance is required to pay under its insurance policy, we would ultimately record the loss to the extent of its required payment. The policies described above cover certified terrorism losses as defined under the Terrorism Risk Insurance Act of 2002 (TRIA) and subsequent extensions. On December 20, 2019, the President of the United States signed into law TRIPRA act of 2019, which extended TRIA through December 31, 2027. TRIA provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. As a result, the certified terrorism coverage provided by ESRT Captive Insurance is eligible for 80% coinsurance provided by the United States Treasury in excess of a statutorily calculated deductible. ESRT Captive Insurance reinsures 100% of its 20% coinsurance for non-NBCR exposures. The 20% coinsurance on NBCR exposures is retained by ESRT Captive Insurance.

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

Our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for certain events, and hurricanes in the United States have affected the availability and price of such insurance. We may discontinue certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

Additionally, we do not carry insurance for certain losses, including, but not limited to, losses caused by war. Furthermore, business interruption insurance due to pandemic level or other public health events may not be readily available at commercially acceptable rates. In addition, while our title insurance policies insure for the current aggregate market value of our portfolio, we may decide to not increase our title insurance policies as the market value of our portfolio increases.

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

In addition, to qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of corporations that are treated as Taxable REIT Subsidiaries ("TRSs") and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs.

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
Seasonality
Our observatory business is subject to tourism trends and weather, and therefore does experience some seasonality. Historically, prior to the outbreak of COVID-19, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. We do not consider the balance of our business to be subject to material seasonal fluctuations.

Human Capital Management
As of December 31, 2020, the company employed 755 people, of whom approximately 543 are covered by collective bargaining agreements.

We recognize that our success is realized through the attraction, retention, development, engagement and empowerment of the highly valued employees amongst our diverse pool of talent, and we endeavor to set our policies and practices accordingly.

Diversity and Inclusion.

We believe diverse perspectives and experiences enhance effective decision making and innovation. We strive to create a diverse, inclusive workplace where people can be authentic in their roles. We are proud of the strides we have made in the past two years in terms of enhancing the gender and ethnic diversity of our board and management team through the appointment of new directors and a new Chief Financial Officer. We also promoted our Senior Vice President and Director of Energy and Sustainability to Director of ESG with direct reporting lines to our Chairman, CEO, and President and our board.

Talent Acquisition and Retention.

We know our future success depends upon our continued ability to attract, retain and motivate our valued employees. We offer what we believe to be generally competitive compensation and benefits.

To reward and reinforce participation in the company’s outcomes, we also make equity grants to employees. For senior management, we grant such equity annually, with vesting contingent upon (a) the individual’s continuing service at the company and/or (b) the company’s performance against total shareholder return results. Other employees may receive shares of stock in the company on multi-year employment anniversaries.

Employee Engagement.

We regularly collect employee feedback to understand and improve the employee experience at our company.

Training and Development.

We believe continuous learning by our employees supports productivity, innovation and retention, as well as personal and professional growth for the individual employee. We invest in training, including certain programs which are mandatory for all employees and other programs which are voluntary and self-directed on platforms provided by the company.

Health, Safety and Wellness.

We have been recognized for leadership in indoor environmental quality, retrofit energy efficiency, and sustainability in the built environment.

During the ongoing COVID-19 pandemic, we established protocols for building re-occupancy, including online screening for our staff, no-touch temperature checks for all entry to our buildings, and tests of indoor air quality and water systems. We have allowed working remotely where needed to accommodate health or childcare circumstances and to enhance social distancing in the workplace. We have provided and required personal protective equipment during the pandemic.

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
Available Information
    Our website address is http://www.empirestaterealtytrust.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. We make available, free of charge, on or through the SEC Filings section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website the Audit Committee Charter, Compensation and Human Capital Committee Charter, Finance Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, which govern our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider these risk factors, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before you decide whether to retain or make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial could have a material adverse effect on us and our REIT qualification). In such case, the trading price of our securities could decline, and you may lose all or part of your investment. Some statements in the following risk factors constitute forward-looking statements. See “Forward-Looking Statements.”

Risks Related to Our Business and Properties

Risks Related to the COVID-19 Pandemic

The current COVID-19 pandemic has had, and any future public health crisis could have, serious adverse effects on our and our tenants’ businesses, operations and financial condition, and on local, national, and global economic activity, including by creating volatility and negative pressure in the financial markets.

The COVID-19 pandemic has impacted the entire U.S., including New York and Connecticut where our properties are located. Measures taken by authorities to limit its impact, including quarantines, social distancing, restrictions on travel, business operations and construction, have affected, and continue to affect, adversely our and our tenants’ businesses, operations and financial condition. The foregoing impacts have reduced, and will likely continue to reduce, many of our tenants’ ability and/or willingness to pay rent, and court backlogs and obstacles from government moratoriums that abridge the enforcement of lease obligations also affect our ability to enforce payment. Certain tenants have made, and may continue to make, requests for rent deferral, rent abatement or lease termination, and/or have taken actions to challenge lease enforceability, defaulted on lease obligations or invoked insolvency protection, all of which have reduced, and may continue to reduce, our revenue. The scope and duration of the foregoing events are uncertain and unpredictable.
In addition, as a result of such restrictions, we had to close the observatory to the public from March 16, 2020 to July 20, 2020, with the 102nd floor observation deck not reopening until August 24, 2020, and during such closure substantially all observatory revenue was discontinued. Since then, due to continued travel restrictions, visitor volume has lagged our expectations, and we cannot predict when we may achieve visitor volume comparable to 2019 when approximately 64% of our visitors were from other countries. During the fourth quarter of 2020, visitor volume declined by 93.8% compared to the corresponding period in 2019. Additionally, observatory revenue for 2020 was $29.1 million, a 77.4% decline compared to 2019.

Moreover, real estate companies like us may be subject to claims from employees, tenants, vendors, visitors or the public that they were exposed to COVID-19 by our inadequate protective measures or were unnecessarily inconvenienced or damaged by our excessive protective measures.

Additionally, the COVID-19 pandemic has had, and any future public health crisis could have, a material adverse effect on our operations, cash flows and financial condition due to, among other factors: adverse effect on our human capital management, as our employees, including senior management, remain subject to risk of illness, and certain employees continue to work remotely, which strains efficiencies and management oversight, cybersecurity, and morale; downturn in national and/or local economies, which impairs prospects for new and renewal leases, decreases demand and rental rates for office and retail space, and/or increases lease terminations and vacancy, all with an adverse impact on the value or market price of our assets; delays to and/or cancellations of our plans to execute capital projects, successfully or on the anticipated timeline or at the anticipated costs; potential impairment of our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due, to comply with covenants in existing debt agreements, to borrow additional funds or to enter into new financings; volatility and downward pressure on the market price of our Class A common stock and publicly traded partnership units, which may also reduce our access to capital and/or our equity currency for new acquisitions; and reduction of our cash flows, which could negatively impact our ability to pay dividends and potentially affect our REIT qualification; and potential impairment of our ability to ensure business continuity if current plans are not effective or properly implemented during pandemic conditions.

The rapid developments regarding the COVID-19 pandemic preclude reliable predictions as to its ultimate adverse impact, which largely arises from factors beyond our control. To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under this section.

Risks Relating to Portfolio Concentration

Our properties are geographically concentrated in New York and Connecticut, and adverse state or local economic or regulatory developments could have a material adverse effect on our operations, cash flow and financial condition.

All of our properties are located within the greater New York metropolitan area, in particular midtown Manhattan (9 of 14 properties), and nearby markets in Fairfield County, Connecticut and Westchester County, New York. As a result, our business is dependent on the New York City economy in general and the market for office space in midtown Manhattan in particular, which exposes us to greater economic and regulatory risks than if we owned a more geographically diverse portfolio. These risks include business layoffs, downsizing, industry slowdowns, and relocations of businesses as well as increases in real estate and other local taxes, and regulatory compliance costs. The current federal tax limits on the deductibility of state and local taxes as well as higher individual tax rate proposals may negatively impact demographic trends in high tax states like New York and Connecticut. We cannot guarantee that the greater New York City metropolitan market will grow or that underlying real estate fundamentals will be favorable to owners and operators of office or retail properties.

The threat or occurrence of a terrorist event, particularly in New York City, may materially and adversely affect the value of our properties and our ability to generate cash flow.

    As a result of the threat, or occurrence, of a terrorist event, tenants in Manhattan and the greater New York metropolitan area may choose to relocate to less populated, lower-profile areas of the United States that are not as likely to be targets. This could trigger a decrease in the demand, occupancy and rental rates for space in Manhattan and the greater New York metropolitan area, which may materially affect the value of our properties and our ability to generate cash flow. Such negative consequences may be even more likely in a high-profile property like the Empire State Building and its Observatory. Additionally, a terrorist event could cause insurance premiums at certain of our properties to increase significantly, thus impairing net cash flows.

We rely on six properties, in particular the Empire State Building and its Observatory, for a significant portion of our revenue.

For the year ended December 31, 2020, six of our properties together accounted for approximately 74.8% of our portfolio’s rental revenues, with the Empire State Building individually accounting for approximately 32.8%. Our revenue and cash available for distribution would be materially and adversely affected if any of these six properties were materially damaged or destroyed or if a significant number of our tenants at these properties experienced financial strain that resulted in their failure to make timely rental payments, defaults under their leases or filing for bankruptcy. Additionally, for fiscal years ending December 31, 2018, 2019 and 2020, we derived approximately $131.2 million, $128.8 million and $29.1 million, respectively from the Empire State Building’s Observatory operations. Loss of revenue from the Observatory, as we have experienced in 2020 as a result of the COVID-19 pandemic, has had and can in the future have a material adverse impact on our total revenue and financial condition.

Our five largest tenants represented approximately 14.3% of our total portfolio’s annualized rent as of December 31, 2020.

As of December 31, 2020, our five largest tenants together represented 14.3% of our total portfolio’s annualized rent, with our largest tenant leasing an aggregate of 0.4 million rentable square feet of office space at one of our office properties, representing approximately 3.6% of our total portfolio rentable square feet and approximately 4.1% of our total portfolio annualized rent. Our significant tenants may experience financial strain that could potentially result in their failure to make timely rental payments, default under their leases or file for bankruptcy. In many cases, we have made substantial upfront investments in leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Our financial condition could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, and/or become bankrupt or insolvent, default under their leases, fail to renew their leases or renew their leases on terms less favorable to us than their current terms.

Risks Relating to the Real Estate Market

A sustained shift away from in-person work environments to remote work, increased use of a hoteling desk layout or a move towards a city hub and suburban spoke geographic model could have an adverse effect on the overall demand for office space.

For our office tenants, limitations on in-person work environments caused by the COVID-19 pandemic could lead to a sustained shift away from in-person work environments, increased use of hoteling desk layout or a move to a city hub and suburban spoke geographic model, which would have an adverse effect on the overall demand for office space across our portfolio. These trends and the related effects may continue after the COVID-19 pandemic, which could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates, or at all. We could also incur more significant re-leasing costs, and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer.

Adverse economic and geopolitical conditions impacting the industries of our tenants, in particular the retail industry, could cause reduced demand, rental rates and occupancy for our retail and office space.

As of December 31, 2020, approximately 16.5% of our portfolio's annualized rent was comprised of retail tenants. In recent years, the retail industry has faced reductions in sales revenues and increased bankruptcies throughout the United States, which have been exacerbated by the COVID-19 pandemic. In addition, there has been a general trend toward consolidation in the retail industry, and a general consumer shift to online shopping has reduced demand for physical retail space and thus reduced the value of street level premises, which typically commanded the highest rental rates per square foot in office properties.

Additionally, many of our tenants are in the financial and legal industries, in which significant job losses have occurred and may continue, which may decrease demand for our office space, rental rates and property values. These and other adverse conditions, including the COVID-19 pandemic, could adversely affect certain of our tenants, which could result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons, and in turn result in reduced demand, rental rates and occupancy for our retail and office space.

The bankruptcy or insolvency of any tenant could result in the termination of such tenant’s lease and material losses to us.

The occurrence of a tenant bankruptcy or insolvency could diminish or terminate the income we receive from that tenant. The COVID-19 pandemic has increased the number of tenant bankruptcies, where federal law may prohibit us from evicting such tenant, and such tenant may be authorized to reject and terminate its lease(s) with us. Any claims against such tenant for unpaid future rent would be subject to statutory limitations that would result in our receipt of rental revenues that are likely substantially lower than the contractually specified rent, and any claim we have for unpaid past rent may not be paid in full. Additionally, a large number of our tenants (measured by number of tenants as opposed to aggregate square footage) are smaller businesses that generally do not have the financial strength of larger corporate tenants. Smaller businesses generally experience a higher rate of failure than large businesses and may be at higher risk of bankruptcy. Tenant bankruptcies or insolvency could have a material adverse effect on our operations, cash flow and financial condition.

Competition in the New York metropolitan area may impede our ability to attract or retain tenants or re-lease space.

Our office properties are concentrated in highly developed areas of midtown Manhattan and densely populated metropolitan communities in Fairfield County and Westchester County. The leasing of real estate in the greater New York metropolitan area is highly competitive. The principal means of competition are rent rates, location, services and the nature and condition of the premises. We directly compete with lessors and developers of similar space in the areas where our properties are located as well as properties in adjacent submarkets. Additionally, we have seen increased competition from lessors that have converted traditional office space to flex space and offer additional amenities. Such increased competition (through potentially newer or better equipped or located properties) could have a material adverse effect on our ability to lease or re-lease office space at our properties, and on the effective rents we are able to charge.

We may be unable to renew leases or re-lease vacant space on favorable terms or at all as leases expire.

As of December 31, 2020, we had approximately 1.1 million rentable square feet of vacant space (excluding leases signed but not yet commenced). In addition, leases representing 6.4% and 5.5% of the square footage of the properties in our portfolio will expire in 2021 and 2022, respectively (including month-to-month leases). We cannot be assured that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates at or above the current average.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants.

Upon expiration of leases at our properties and with respect to our current vacant space, we may be required to make rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could have a material adverse effect on our operations, cash flow and financial condition.

Risks Relating to Our Properties

We face various risks related to our ground leases, including those arising from breach, expiration and eminent domain proceedings, and we have no permanent economic interest in the land or improvements at such properties.

Our interests in three of our commercial office properties, 1350 Broadway, 111 West 33rd Street and 1400 Broadway, are ground leases (i.e., long-term leaseholds of the land and the improvements), rather than a fee interest in the land and the improvements. Pursuant to these ground leases, we, as tenant, perform the functions traditionally performed by owners: collect rent from our subtenants, maintain the properties and pay related expenses. We do not have a right to acquire the fee interests in these properties. The ground leases, including unilateral extension rights available to us, expire on July 31, 2050 for 1350 Broadway, December 31, 2063 for 1400 Broadway and June 10, 2077 for 111 West 33rd Street.

If we are found to be in breach of these ground leases, the fee owner of the properties may terminate the leases, and we could lose the right to use the properties. In addition, unless we purchase the underlying fee interest in these properties or extend the terms of the ground leases, we will lose our right to operate these properties, or continue to operate them at much lower profitability.

Additionally, we will not share in any increase in value of the land or improvements and will not receive any revenue from the property beyond the term of our ground leases. If the government acquires the properties under its eminent domain power, we would only be entitled to a portion of any compensation awarded. It may be more expensive for us to renew our ground leases, to the extent renewal is available at all.

We are exposed to risks associated with property development.

We have engaged, and continue to engage, in development activities with respect to our properties. We own entitled land at the Transportation Center in Stamford, Connecticut that can support the development of an approximately 0.4 million rentable square foot office building and garage. Development subjects us to risks beyond our control, which could have a material adverse effect on our financial condition, including, without limitation, the availability and pricing of financing; availability and timing of zoning and other approvals; occupancy rates and rents; construction costs and delays (whether due to weather, labor conditions, material shortages or otherwise), and timely lease-up. We will fail to recover expenses and management time already incurred if we abandon development.

We may not be able to control our operating costs, or our expenses may remain constant or increase even if income from our properties decreases.

Certain costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income. The terms of our leases may also limit our ability to charge our tenants for all or a portion of these expenses.

Risks Related to Our Non-Real Estate Operations

The Observatory operations at the Empire State Building are not traditional real estate operations, and may be negatively impacted by competition, adverse weather, and changes in tourist trends caused by public health crises, including COVID-19 pandemic, among other factors.

For fiscal years ending December 31, 2018, 2019 and 2020, we derived approximately $131.2 million, $128.8 million and $29.1 million from our Observatory operations. Our revenues declined significantly in 2020, as a result of the pandemic and government mandated closures and a slow ramp-up in visitor volume after reopening in July 2020, in large part due to travel restrictions. We cannot predict when, if at all, our Observatory revenues will return to pre-COVID-19 levels. Any future health or other economic crisis could negatively impact tourist trends and visitor demand for our Observatory, which could have a material adverse effect on our business. We are also susceptible to reductions in visitor demand due to adverse weather. We compete against existing observatories in New York City at the World Trade Center, Rockefeller Center and Hudson Yards, and an additional observatory is expected at One Vanderbilt in 2022, all of which may divert visitors and negatively impact our revenue.

The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks.

The Empire State Building and its broadcasting mast provide radio and data communications services and support delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2020, we derived approximately $13.5 million of revenue (excluding tenant reimbursement income) from such broadcasting licenses and related leases, as compared with about $21 million at its peak a few years ago. Competition from other broadcasting operations has had a negative impact on revenues from our broadcasting operations, and lease renewals have yielded reduced revenue, and higher operating expenses and capital expenditures. Our broadcast licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as changes in consumer behavior, which may reduce the demand for over-the-air broadcast licenses. Recent government regulations may materially and adversely affect our broadcast revenue by reducing the demand for broadcast licenses through making more spectrum available for wireless broadband service providers.

The impairment of a significant portion of goodwill could negatively affect our reported financial condition.

Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2020, consisting primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. On an annual basis and whenever circumstances indicate the carrying value or goodwill may be impaired, we are required to assess any such impairment and charge to operating earnings the resulting non-cash impairment. The closure of our Observatory due to the pandemic caused us during the second, third and fourth quarters of 2020 to perform such an assessment using a third-party valuation consulting firm, and though we determined no impairment was necessary then, we will continue such assessments when appropriate. See “Financial Statements – Note 3 – Deferred Costs, Acquired Lease Intangibles and Goodwill.” An impairment could have a material adverse effect on our reported earnings.

Risks Relating to Acquisitions and Dispositions

We may be unable to identify and successfully complete acquisitions, and even if acquisitions are identified and completed, they may expose us to additional risks.

Our current portfolio consists entirely of properties that we acquired in connection with the formation transactions that we completed in connection with our IPO. We plan to acquire new properties as we are presented with attractive opportunities, but we may face significant competition from other investors, particularly private investors who can incur more leverage. We may incur significant costs and divert management attention in connection with potential acquisitions, including ones that we are unable to complete. If we successfully identify an acquisition target and close the transaction, we may spend more than budgeted to make necessary improvements to the relevant properties and be exposed to unknown liabilities, such as environmental contamination or claims from former tenants, vendors or employees. Additionally, acquired properties may be located in new markets where we may lack market knowledge or business relationships or familiarity with local laws.

We may acquire properties through tax deferred contribution transactions, which could result in securityholder dilution and limit our ability to sell such assets.

In the future we may acquire properties through tax deferred contribution transactions in exchange for partnership interests in our operating partnership, which may result in dilution to securityholders, reduction of tax depreciation we could deduct over the tax life of the acquired properties (as compared with an acquisition paid in cash), and requirements to protect the contributors’ tax deferral through restrictions on our disposition of the acquired properties and/or allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

If we are unable to sell, dispose of or refinance one or more properties in the future, we may be unable to realize our investment objectives.

Real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains from an investment generally will occur upon disposition or refinancing. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse tax consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we may dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that any such qualification could be successfully challenged and determined to be currently taxable. This could increase the taxable dividend income to our stockholders, require us to file amended tax returns and require us to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. If the underlying property is a dealer property, our gains from sale would be subject to a 100% tax. The current administration has also indicated its intention to modify Section 1031 in a manner that could make it more difficult or impossible for us to dispose of properties on a tax deferred basis.

Risks Relating to Our Indebtedness and Liquidity

The phase-out, replacement or unavailability of LIBOR could affect interest rates under our revolving credit facility, as well as our ability to obtain future debt financing on favorable terms.

We are subject to interest rate risk under our revolving credit facility and related term loan, which use U.S. Dollar (“USD”) LIBOR to establish the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark. In November 2020, the Federal Reserve Board announced that banks must stop writing new USD LIBOR contracts by the end of 2021 and that, no later than June 30, 2023, when USD LIBOR will no longer be published, market participants should amend legacy contracts to use the Secured Overnight Financing Rate (“SOFR”) or another alterative reference rate. Our debt facilities provide a mechanism to set an alternative rate of interest, but no such amendment has yet been made. Due to the phase-out of USD LIBOR and transition to SOFR, financial markets may be disrupted. Such disruption in the financial markets could have a material adverse effect on our financial condition and adversely affect our ability to obtain future debt on favorable terms.

Our debt and related limitations in our loan documents could adversely affect us.

As of December 31, 2020, we had total debt outstanding of approximately $2.2 billion and total mortgages of approximately $786.9 million with no maturity before 2024. See “Financial Statements – Note 4 – Debt” for required payments of our indebtedness. Our organizational documents do not limit the debt we may incur, and we may incur significant additional debt to finance future acquisition and development activities. Our current and potential levels of debt, and the related limitations in our loan documents could have significant adverse consequences to our cash flow and our ability to service and refinance our debt. We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms. We may default on our debt obligations, in which case the lenders may accelerate our debt obligations and foreclose on any mortgaged properties. Our default on one debt with cross-default provisions could result in a default on other debt. We may fail to hedge interest rates effectively. If any one of these events were to occur, our operations, cash flow, financial condition, and ability to service debt and to make distributions could be adversely affected.

Our debt includes restrictions on our financial and operational flexibility and distributions.

Our debt instruments may restrict our financial and operational flexibility. For example, our lockbox and cash management agreements require income from our properties to be deposited directly into lockbox accounts controlled by our lenders from which we receive cash after funding of defined operating and capital costs. As a result, we may be forced to borrow additional funds in order to make distributions.

Additionally, many of our debt instruments contain financial covenants that impact how we run our business, including required ratios for debt-to-assets, adjusted EBITDA to consolidated fixed charges or debt service. The partnership agreement of our operating partnership may restrict our ability to pay dividends if we fail to pay the cumulative distributions on preferred units. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Private Perpetual Preferred Units.”

Mortgages expose us to foreclosure and loss of our investment in a mortgaged property.

Mortgage and other secured debt increases our risk of property losses because defaults may result in foreclosure. For tax purposes, a foreclosure generally is treated as a sale of the property for a purchase price equal to the outstanding debt. If such debt exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but not receive any cash. Foreclosures could also trigger our obligations under tax protection agreements with certain legacy investors to indemnify them for certain taxes upon sale of specific properties where they had embedded phantom taxable income (or the failure to maintain certain levels of indebtedness available for them to guarantee). See “Financial Statements – Note 10 – Related Party Transactions – Tax Protection Agreements.”

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due comparable terms. This may result in reduced cash flows and hinder our ability to make distributions, and to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance loans, we will have fewer debt guarantee opportunities available to offer under our tax protection agreements, which could trigger our related indemnification obligation.

Our growth depends on external sources of capital that are outside of our control.

Because of the distribution requirements to maintain our status as a REIT (See Part I, Item 1, “Business - Our Tax Status”), we may not be able to fund future capital needs, including any acquisition financing, from operating cash flow and may need to rely on third-party sources. Our access to third-party sources of capital depends, in part, on general economic and market conditions, including the cost and availability of credit, government action or inaction and its effect on the state of the capital markets, the market’s perception of our growth potential, as well as our then current financial condition. Absent needed capital, we may not be able to acquire or develop properties when opportunities exist, satisfy our debt obligations or make cash distributions to our securityholders necessary to maintain our qualification as a REIT.

Risks Relating to Disaster Recovery and Business Continuity

Natural disasters and climate change could adversely impact our area and business.

Our properties are concentrated in the New York metropolitan area. Natural disasters, including earthquakes, storms, storm surges, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding area. Climate change, including rising sea levels and extreme temperature fluctuations, could adversely impact the metropolitan areas in which we operate. These conditions could result in declining demand for office or retail space in our buildings, compromise our ability to operate the buildings, make insurance less affordable or available, and increase the cost of energy at our properties. Also, certain of our properties could not be rebuilt to their existing height or size under current land-use laws. In that event, we may have to upgrade such property to meet code requirements. Our disaster recovery and business continuity plans may not be adequate to address these risks.

Some of our potential losses may not be covered by insurance.

Our insurance may not be adequate to cover all losses to which we are subject. Business interruption insurance generally does not include coverage for damages from a pandemic, although certain third parties have claimed such coverage in litigation, which we continue to monitor. In addition, our insurance policies include substantial self-insurance and deductibles and co-payments for certain events. See Part I, Item 1, “Business – Insurance.” If we experience a loss that is uninsured or exceeds our policy limits, we could incur significant costs and loss of capital or property. If the damaged property is subject to recourse debt, we would continue to be liable for the debt, regardless of the property condition. Our debt instruments contain customary covenants to maintain insurance, including terrorism insurance. While we do not believe it is likely, our lenders or ground lessors could take the position that a total or partial exclusion for losses due to terrorist acts is a breach that would accelerate debt repayment or recapture ground lease positions. In addition, if they were to prevail in requiring additional coverage, it could result in substantially higher premiums. In the future, we may be unable to obtain insurance with insurers that satisfy the rating requirements in our agreements, which could give rise to a default under such agreements and/or impair our ability to refinance.

We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease and/or sell real estate.

Our properties are subject to various laws and regulations concerning protection of the environment, including air and water quality, hazardous substances, and health and safety. Some of our properties, or adjacent properties, have previously been used by former owners or tenants for commercial or industrial activities (e.g., gas stations, underground storage tanks, and dry cleaners), and a portion of the Metro Tower site is currently used for automobile parking and fueling, which may release hazardous substances. The presence of contamination or the failure to remediate contamination at any of our properties may subject us to fines and impair our ability to sell, lease or finance them.

If contamination is discovered on our properties, environmental laws may restrict use or operations. For example, our property at 69-97 Main Street in Westport, Connecticut is subject to restrictions on the use, occupancy and development of the property, which may impair our ability to sell, lease or finance this property. Other laws and regulations govern indoor and outdoor air and water quality including abatement or removal of asbestos-containing materials, lead paint, and electrical equipment containing polychlorinated biphenyls (PCBs). We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria, which may cause adverse health effects. Our predecessors may be subject to similar liabilities for past activities. We could incur fines and be liable for the costs of remedial action with respect to the foregoing. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations.

We may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage (such as a “carbon tax”), which could increase our operating costs. See Part I, Item 1, “Business - Environmental Matters.”

Risks Relating to Human Capital Management

The departure of any of our key personnel could materially and adversely affect us.

Our success depends on the efforts of key personnel, particularly Anthony E. Malkin, our Chairman, President and Chief Executive Officer, whose leadership and national industry reputation benefits us in many ways. He has led the acquisition, operation and repositioning of our assets for more than two decades. Other members of our senior management team also have strong industry reputations and experience, which aid us in attracting, identifying and taking advantage of opportunities. The loss of the services of one or more members of our senior management team could materially and adversely affect us.

Our Chairman, President and Chief Executive Officer has outside business interests that take his time and attention away from us, which could materially and adversely affect us.

Under his employment agreement, Mr. Malkin has agreed to (a) devote a majority of his business time and attention to our business and (b) during, and for a time after, his employment with us to refrain from competition with us. Mr. Malkin is also permitted to devote time to his other investments to the extent such activities do not materially interfere with the performance of his duties to us. He owns interests in properties and businesses that were not contributed to us in the formation transactions, some of which are now managed by our company. See “Financial Statements – Note 10 – Related Party Transactions – Excluded Properties and Businesses.” In some cases, Mr. Malkin or his affiliates may have management and fiduciary obligations that could conflict with his responsibilities to our company. We may choose to moderate or omit enforcement of our rights under this agreement to maintain our relationship with him given his knowledge of our business, relationships with our customers, and significant equity ownership in us, and this could have a material adverse effect on our business.

Our failure to maintain satisfactory labor relations could materially and adversely affect us.

As of December 31, 2020, we have collective bargaining agreements that cover 543 employees, or 72% of our workforce, that service all of our office properties. Our inability to negotiate acceptable renewals as existing agreements expire could result in strikes or work stoppages and disrupt our operations. In any such event for any extended period of time, we would likely engage temporary replacement workers, which would result in increased operating costs.

Risks Relating to Legal Compliance and Cybersecurity

We face risks associated with our tenants being designated “Prohibited Persons” by OFAC and similar requirements.

The Office of Foreign Assets Control of the U. S. Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the U. S. and thereby restricts our doing business with such persons. In addition, our leases, loans and other agreements may require us to comply with OFAC and related requirements, and any failure to do so may result in a breach of such agreements. If a tenant or other party with whom we conduct business is designated a Prohibited Person, we may be required to terminate the arrangement or face penalties. Any such termination could result in a loss of revenue or otherwise negatively affect our business.

We may incur significant costs complying with the ADA and similar laws.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. We would be required to incur costs to bring any non-compliant property into compliance and could be required to make modifications to our properties upon any renovation, all of which could involve substantial costs and material adverse effect on our financial conditions.

We may become subject to litigation, which could have a material adverse effect on our financial condition.

In the past we have been, and in the future we may become, subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Certain litigation or its resolution may affect the availability or cost of our insurance coverage, which could adversely impact our financial condition, expose us to increased uninsured risks, and/or adversely impact our ability to attract officers and directors. See “Financial Statements – Note 8 – Commitments and Contingencies.”

Cyberattacks and any failure to comply with related laws could negatively impact us.

We rely extensively on technology, both internal and outsourced, to process transactions and manage our business, so our business is increasingly at risk from cyberattacks that continue to increase in number, intensity and sophistication. These could include internal and external attempts to gain unauthorized access to our data and computer systems to, disrupt operations, or steal confidential information. We employ a number of controls to prevent and mitigate these threats; but there is no guarantee such measures will be successful. A cyberattack could compromise the confidential information of our employees, tenants, customers and vendors, and disrupt our business operations and relationships.

Any compromise of our security could also result in a violation of applicable privacy and other laws, with significant damage to our legal and financial condition, our reputation, our business, our records, and confidence of our business relationships. New laws and regulations on these subjects pose increasingly complex compliance challenges and costs across multiple jurisdictions.

Risks Related to Our Organization and Structure

If our board revokes our REIT election or we fail to remain qualified as a REIT, we may be required to pay U.S. federal income taxes at corporate rates, which may cause adverse consequences to our securityholders.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for U.S. federal income tax purposes, our board may revoke our REIT election, without stockholder approval, if the board determines that it is no longer in our best interest to continue to qualify as a REIT or we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the U.S. federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay U.S. federal income tax on our taxable income at regular corporate rates and thus reduce funds available for distribution and debt service, and we would not be required to make distributions until we re-qualified as a REIT which would not be permitted for the four taxable years following our disqualification, unless we gained relief under relevant statutory provisions. Refer to Part I, Item 1, “Business – Our Tax Status” for more information.

Failure to qualify as a domestically controlled REIT could subject our non-U.S. securityholders to adverse U.S. federal income tax consequences.

While we intend to continue to qualify as a "domestically controlled" REIT for purposes of the Foreign Investment in Real Property Tax Act of 1980, we cannot assure that result, as our Class A common stock is publicly traded, QIA (a non-U.S. holder) owns approximately 17.53% of our common stock and other non-U.S. holders may now or in the future hold additional shares. If we were to fail to qualify, gain realized by a foreign investor (other than a “qualified shareholder”, a “qualified foreign pension fund” or a “qualified controlled entity”) on a sale of our common stock would be subject to FIRPTA unless (a) our common stock was traded on an established securities market and the foreign investor did not at any time during a specific testing period directly or indirectly own more than 10% of the value of our outstanding common stock, or (b) another exemption from FIRPTA were applicable.

Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments.

If we fail to comply with the income and asset requirements for a REIT at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. Refer to Part I, Item 1, “Business – Our Tax Status” for more information. In order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make or liquidate otherwise attractive investments. This could have the effect of reducing our income and amounts available for distribution.
The REIT distribution requirements could require us to borrow funds during unfavorable market conditions or subject us to tax, which would reduce the cash available for distribution to our securityholders.

We intend to distribute our net income to our securityholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. Refer to Part I, Item 1, “Business – Our Tax Status” for more information. Any failure to do so will incur substantial entity level tax and/or disqualification as a REIT with the adverse tax consequences and limits on re-qualification described above in this Risk Factors section.

In addition, our taxable income may exceed our net income as determined by GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may incur nondeductible capital expenditures or be required to make debt or amortization payments or the effect of limitations on interest (subject to an exception for an electing real property trade or business) and net operating loss deductibility under the current law could cause our taxable income to exceed our net income as determined by GAAP. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year, and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to securityholders in that year. In that event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy such REIT requirements and avoid such taxes.

If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

In order for our publicly traded operating partnership to be treated and taxed as a partnership for U.S. federal income tax purposes, 90% or more of its gross income must consist of certain passive type income such as rent, interest, dividends, etc. If our operating partnership were to fail to meet the gross income requirement for treating a publicly traded partnership as a partnership or the IRS were to successfully challenge our operating partnership’s status as a partnership, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distributions to its partners, including us.

If we are unable to continue to lease the Empire State Building observatory to a TRS or to maintain our broadcast licenses, in each case in a manner consistent with the IRS ruling that we have received, we would be required to restructure our operations in a manner that could adversely affect the value of our stock.

We rely upon private letter rulings from the IRS that income from our Observatory and broadcast facilities is qualifying rent for our REIT qualification. See Part I, Item 1, “Business – Our Tax Status”. We are entitled to rely upon these private letter rulings only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. If we were not able to treat the rent that our operating partnership receives from Observatory TRS as qualifying income for purposes of the REIT gross income tests, we would be required to restructure the manner in which we operate the Observatory, which would likely require us to cede operating control of the Observatory by leasing the Observatory to an affiliate or third party operator. If we were not able to treat the license fees that our operating partnership will receive from the license agreements described above as qualifying income for purposes of the REIT gross income tests, we would be required to enter into the license agreements described above through a TRS, which would cause the license fees to be subject to U.S. federal income tax and accordingly reduce the amount of our cash flow available to be distributed to our securityholders. In either case, if we are not able to appropriately restructure our operations in a timely manner, we would likely realize significant income that does not qualify for the REIT gross income tests, which could cause us to fail to qualify as a REIT.

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

We have jointly elected with each of Observatory TRS and Holding TRS, for each of Observatory TRS and Holding TRS to be treated as a TRS under the Code for U.S. federal income tax purposes in 2013. Observatory TRS, Holding TRS, and any other TRSs that we form pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets at the end of each calendar quarter, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

There remains uncertainty as to how partnership tax audits will be applied.

In the case of an audit for taxable years beginning after December 31, 2017, our operating partnership and any subsidiary partnership may be required to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. In addition, Treasury Regulations provide that a partner that is a REIT may be able to use deficiency dividend procedures with respect to such adjustments. Many uncertainties remain as to the application of these rules, and the impact they will have on us. However, it is possible, that partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.

Our state and local taxes could increase due to property tax rate changes, reassessment and/or changes in state and local tax laws, which could materially and adversely affect us.

We are required to pay state and local taxes on our properties. From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. In particular, the federal government has recently limited the ability of individuals to deduct state and local taxes on their federal tax returns, potentially leading many high-tax states to make significant changes to their own state and local tax laws. In addition, the COVID-19 pandemic has left many state and local governments with reduced tax revenue, which may lead such governments to increase taxes or otherwise make significant changes to their state and local tax laws. If such changes occur, we may be required to pay additional taxes on our assets or income. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our financial condition could be materially and adversely affected.

U.S. federal tax reform legislation now and in the future could affect REITs generally and the geographic markets in which we operate both positively and negatively, in ways that are difficult to anticipate.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our securityholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future.

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

In connection with the formation transactions, we entered into a tax protection agreement with certain Malkin family members, including Anthony E. Malkin and Peter L. Malkin, pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center, and in connection with our sale of a 9.9% fully diluted interest in our company to QIA in 2016, we agreed, subject to certain minimum thresholds and conditions, to indemnify QIA, in each case, against certain tax liabilities that may arise from certain property transactions. See “Financial Statements – Note 10 – Related Party Transactions – Excluded Properties and Businesses.” If we were to trigger such tax indemnification obligations, we would be required to pay the resulting tax consequences to the Malkin Group, the additional third party investor in Metro Center and/ or QIA, as applicable. These obligations may restrict our ability to engage in a strategic transaction, require us to maintain more or different debt, and/or inhibit our disposing of a property that we might judge to be otherwise be in the best interest of the securityholders.

Holders of our Class B common stock have a significant vote in matters submitted to a vote of our securityholders.

As part of our formation, we sought to give each contributing investor an option to hold equity interests which would allow such investor to vote on company matters in proportion to such investor’s economic ownership in the consolidated entity, whether such investor elected taxable Class A common stock or tax-deferred operating partnership units. Thus, the original investors were offered the opportunity to contribute their interests to us in exchange for a mix of one share of Class B common stock and 49 operating partnership units for each 50 operating partnership units to which an investor was otherwise entitled. Each outstanding share of Class B common stock, when accompanied by 49 operating partnership units, entitles the holder thereof to 50 votes on all matters on which Class A common securityholders are entitled to vote, including the election of directors.

Holders of our Class B common stock may have interests that differ from holders of our Class A common stock and may accordingly vote in ways that may not be consistent with the interests of holders of our Class A common stock. This significant voting influence over certain matters may have the effect of delaying, preventing or deterring a change of control of our company, or could deprive holders of our Class A common stock of an opportunity to receive a premium for their Class A common stock as part of a sale of our company.

The concentration of our voting power may adversely affect the ability of new investors to influence our policies.

As of December 31, 2020, our Chairman, President and Chief Executive Officer, Anthony E. Malkin, together with the Malkin Group, has the right to vote 40,859,706 shares of our common stock, which represents approximately 18.5% of the voting power of our outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of our board and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies.

As of December 31, 2020, QIA had a 10.48% fully diluted interest in us, which represented 17.53% of the outstanding Class A common stock. Pursuant to the terms of our stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in us by purchasing additional shares of our Class A common stock when we or our operating partnership issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to our securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by our board. The interests of Mr. Malkin and QIA could conflict with or differ from your interests as a holder of our common stock, and these large securityholders may exercise their right as securityholders to restrict our ability to take certain actions that may otherwise be in the best interests of our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our securityholders may view as beneficial.

Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of certain members of our senior management team to differ from your own.

As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including our Chairman, President and Chief Executive Officer, Anthony E. Malkin, and our Chairman Emeritus, Peter L. Malkin, may suffer different and more adverse tax consequences than holders of our Class A common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on Messrs. Malkin may influence their decisions affecting these properties and may cause such members of our senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders. Additionally, in connection with the formation transactions, we entered into a tax protection agreement with Messrs. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center against certain tax liabilities if those tax liabilities arise from a transaction involving one of four properties. Refer to “Financial Statements – Note 10 – Related Party Transactions – Excluded Properties and Businesses” for more information. As a result of entering into the tax protection agreement, Messrs. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.

Conflicts of interest exist or could arise in the future between the interests of our securityholders and OP unit holders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner in our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our fiduciary duties and obligations as general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company, which may impede business decisions that could benefit our securityholders.

Our rights and the rights of our securityholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interest.

Our charter limits the liability of our present and former directors and officers to us and our securityholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our securityholders for money damages other than liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action. Additionally, the partnership agreement of our operating partnership provides for certain limitations on liability and indemnification obligations for us and our directors and officers and certain present and former members, managers, shareholders, directors, limited partners, general partners, officers or controlling persons of our predecessor. As a result, we and our securityholders may have limited rights against all such persons, which could limit your recourse in the event of actions not in your best interest.
Limits on changes in control may discourage takeover attempts beneficial to securityholders.

Provisions in our charter and the partnership agreement of our operating partnership, may delay or prevent a change of control over the company or a tender offer, even if such action might be beneficial to the company’s stockholders. Additionally, our board could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control.

To facilitate maintenance of the company’s qualification as a REIT and to otherwise address concerns relating to concentration of stock ownership, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our charter also provides that no person can directly or indirectly own shares of our capital stock to the extent such ownership would result in us owning (directly or indirectly) an interest in one of our tenants if the income derived by us from such tenant would reasonably be expected to equal or exceed the lesser of 1% of our gross income or an amount that would cause us to fail to satisfy any of the REIT gross income tests. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our board may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize the company’s status as a REIT for U.S. federal income tax purposes. We have entered into such a waiver with QIA, which permits QIA to own up to 15% of the outstanding shares of our Class A common stock and an aggregate amount of Class A common stock equal to a 9.9% fully diluted economic interest in the company (inclusive of all outstanding common OP units and LTIP units), which currently equals approximately 17.53% of our outstanding Class A common stock.

Certain provisions in the partnership agreement of our operating partnership may also delay or make more difficult unsolicited acquisitions of us or changes of our control, including, among others: redemption rights of qualifying parties; transfer restrictions on operating partnership units; our ability, as general partner, in some cases, to amend the partnership agreement and to cause the operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners; the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances; and a redemption premium payable to the holders of our operating partnership’s preferred units if our operating partnership decides, at its option, to redeem preferred units for cash upon the occurrence of certain fundamental transactions, such as a change of control.

Risks Related to our Common Stock and Traded OP Units

Our cash available for distribution may not be sufficient to make distributions at expected levels, and the market price of shares of our Class A common stock and traded OP units could be adversely affected by our level of cash distributions.

We intend to make distributions to holders of shares of our common stock and holders of operating partnership units. All dividends and distributions will be made at the discretion of our board and will depend on our earnings, financial condition, maintenance of REIT qualification and other factors as our board may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or to borrow to provide funds for such distribution, or to reduce the amount of such distribution. We cannot assure you that our distributions will be made or sustained. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our Class A common stock and traded OP units.

The future exercise of registration rights may adversely affect the market price of our common stock.

In August 2016, we entered into a registration rights agreement with QIA in connection with its purchase of our Class A common stock, which requires us, subject to certain conditions, to maintain an effective shelf registration statement with the SEC providing for the resale of QIA’s shares. The current registration statement filed on July 31, 2020 registers up to 29,894,869 shares. If QIA decides to sell all or a substantial portion of its shares, or there is market perception that it may intend to do so, it could have a material adverse impact on the market price of our Class A common stock.

Future issuances of debt or equity securities or preferred units may be dilutive to current securityholders and may materially adversely affect the market price of our traded securities.

In the future, we may issue debt or equity securities or make other borrowings. Our board, without stockholder approval, has the power under our charter to cause the company to issue additional shares of capital stock or debt securities, and our operating partnership may also issue additional operating partnership units without the consent of our securityholders. Upon liquidation, holders of our debt securities, preferred units and other loans and preferred shares will receive a distribution of our available assets before holders of shares of our common stock. We are not required to offer any such additional debt or equity securities to existing securityholders on a preemptive basis. Therefore, additional shares of our common stock issuances, directly or through convertible or exchangeable securities (including operating partnership units), warrants or options, will dilute the holdings of our existing common securityholders and such issuances or the perception of such issuances may reduce the market price of shares of our common stock. Additionally, our preferred units or shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

    As of December 31, 2020, we did not have any unresolved comments from the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
    As of December 31, 2020, our portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.1 million rentable square feet and was approximately 85.9% occupied, yielding approximately $542.7 million of annualized rent. Giving effect to leases signed but not yet commenced, our portfolio was approximately 88.7% leased as of December 31, 2020. In addition, we owned entitled land that will support the development of an approximately 0.4 million rentable square foot office building and garage ("Metro Tower") at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties. The table below presents an overview of our portfolio as of December 31, 2020.

						Annualized
		Rentable				Rent per
		Square	Percent		Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	Occupied (2)		Rent (3)	Square Foot (4)	Leases (5)
Manhattan Office Properties - Office
The Empire State Building (6)	Penn Station -Times Sq. South	2,714,482	88.5%		$146,164,859	$60.81	156
One Grand Central Place	Grand Central	1,246,992	84.1%		63,066,902	60.13	166
1400 Broadway (7)	Penn Station -Times Sq. South	917,716	86.7%		44,774,783	56.28	23
111 West 33rd Street (8)	Penn Station -Times Sq. South	641,034	97.5%		38,724,599	61.99	23
250 West 57th Street	Columbus Circle - West Side	474,120	80.2%		23,984,301	63.08	35
501 Seventh Avenue	Penn Station -Times Sq. South	461,380	80.2%		18,623,265	50.36	24
1359 Broadway	Penn Station -Times Sq. South	456,386	95.0%		24,615,058	56.77	32
1350 Broadway (9)	Penn Station -Times Sq. South	372,714	83.7%		18,905,825	60.59	55
1333 Broadway	Penn Station -Times Sq. South	295,530	81.9%		13,651,149	56.40	10
Manhattan Office Properties - Office		7,580,354	87.2%		392,510,741	59.38	524

Manhattan Office Properties - Retail
The Empire State Building	Penn Station -Times Sq. South	97,322	48.3%	(12)	5,269,902	112.03	10
One Grand Central Place	Grand Central	68,733	100.0%		8,852,409	128.79	14
1400 Broadway (7)	Penn Station -Times Sq. South	20,176	77.2%		1,684,407	108.18	7
112 West 34th Street (8)	Penn Station -Times Sq. South	91,280	100.0%		23,412,972	256.50	4
250 West 57th Street	Columbus Circle - West Side	67,927	100.0%		11,123,351	163.75	8
501 Seventh Avenue	Penn Station -Times Sq. South	33,632	90.6%		2,141,481	70.28	9
1359 Broadway	Penn Station -Times Sq. South	27,506	100.0%		2,070,046	75.26	6
1350 Broadway	Penn Station -Times Sq. South	30,707	73.3%		5,752,423	255.72	4
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%		9,637,653	143.84	4
Manhattan Office Properties - Retail		504,284	86.9%		69,944,644	159.68	66
Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		8,084,638	87.2%		462,455,385	65.61	590

Greater New York Metropolitan Area Office Properties
First Stamford Place (10)	Stamford, CT	776,397	81.4%	29,189,351	44.68	44
Metro Center	Stamford, CT	286,160	67.9%	11,649,017	59.92	19
383 Main Street	Norwalk, CT	260,401	56.1%	4,349,131	29.76	22
500 Mamaroneck Avenue	Harrison, NY	287,305	85.1%	7,417,452	30.33	29
10 Bank Street	White Plains, NY	234,941	93.3%	8,038,498	36.67	33
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties		1,845,204	79.0%	60,643,449	41.60	147

Standalone Retail Properties
10 Union Square	Union Square	57,984	94.7%	6,671,112	121.51	11
1542 Third Avenue	Upper East Side	56,250	100.0%	4,191,658	74.52	4
1010 Third Avenue	Upper East Side	44,662	100.0%	3,634,510	81.38	2
77 West 55th Street	Midtown	25,388	100.0%	2,822,154	111.16	3
69-97 Main Street	Westport, CT	16,874	82.9%	1,520,235	108.63	4
103-107 Main Street	Westport, CT	4,330	100.0%	757,822	175.02	1
Sub-Total/Weighted Average Standalone Retail Properties		205,488	97.1%	19,597,491	98.22	25
Portfolio Total		10,135,330	85.9%	$542,696,325	$62.34	762

Total/Weighted Average Office Properties		9,425,558	85.6%	$453,154,190	$56.17	671
Total/Weighted Average Retail Properties (11)		709,772	89.8%	89,542,135	140.45	91
Portfolio Total		10,135,330	85.9%	$542,696,325	$62.34	762

(1)Excludes (i) 194,929 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 79,613 square feet of space attributable to our observatory.
(2)Based on leases signed and commenced as of December 31, 2020 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.
(3)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(4)Represents annualized rent under leases commenced as of December 31, 2020 divided by occupied square feet.
(5)Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.
(6)Includes 38,912 rentable square feet of space leased by our broadcasting tenants.
(7)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 43 years (expiring December 31, 2063).
(8)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 57 years (expiring May 31, 2077).
(9)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 30 years (expiring July 31, 2050).
(10)First Stamford Place consists of three buildings.
(11)Includes 504,284 rentable square feet of retail space in our Manhattan office properties.
(12)Reduction in square feet and occupancy due to the transfer of the observatory gift shop to observatory operations.

Tenant Diversification
    As of December 31, 2020, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 762 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	3.0%
Broadcast	1.0%
Consumer goods	18.5%
Finance, insurance, real estate	17.3%
Government entity	2.0%
Healthcare	1.8%
Legal services	4.9%
Media and advertising	4.6%
Non-profit	4.4%
Professional services (not including legal services)	9.7%
Retail	16.5%
Technology	11.6%
Others	4.7%
Total	100.0%

(1) Based on annualized rent.
The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2020.

			Weighted		Percent of
			Average	Total	Portfolio		Percent of
			Remaining	Occupied	Rentable		Portfolio
		Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Property	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
LinkedIn	Empire State Building	Dec. 2036	16.0 years	365,886	3.6%	$22,380,058	4.1%
Global Brands Group	ESB, 1333 Broadway	Oct. 2023 - Oct. 2028	6.4 years	353,325	3.5%	19,277,806	3.6%
Li & Fung	1359 Broadway	Jun. 2021-Oct. 2028	4.8 years	252,899	2.5%	12,785,387	2.4%
PVH Corp.	501 Seventh Avenue	Oct. 2028	7.8 years	237,281	2.3%	11,890,257	2.2%
Centric Brands Inc.	Empire State Building	Oct. 2028	7.8 years	212,154	2.1%	10,819,854	2.0%
Sephora	112 West 34th Street	Jan. 2029	8.1 years	11,334	0.1%	10,483,711	1.9%
Coty Inc.	Empire State Building	Jan. 2030	9.1 years	156,187	1.5%	8,050,269	1.5%
Macy's	111 West 33rd Street	May 2030	9.4 years	131,117	1.3%	7,902,959	1.5%
Urban Outfitters	1333 Broadway	Sept. 2029	8.8 years	56,730	0.6%	7,634,773	1.4%
Signature Bank	1333 & 1400 Broadway	Jul. 2030 - Apr. 2035	13.8 years	124,884	1.2%	7,629,754	1.4%
Federal Deposit Insurance Corp.	Empire State Building	Dec. 2024	4.0 years	119,226	1.2%	7,548,953	1.4%
The Interpublic Group of Co's, Inc.	111 West 33rd Street & 1400 B'way	Jul. 2024 0 Feb. 2025	3.8 years	128,296	1.3%	7,335,059	1.4%
Foot Locker	112 West 34th Street	Sept. 2031	10.8 years	34,192	0.3%	6,927,262	1.3%
Duane Reade/Walgreen's	ESB, 1350 B'Way, 250 West 57th	Feb. 2021-Sept. 2027	3.9 years	47,541	0.5%	6,776,108	1.2%
HNTB Corporation	Empire State Building	Feb. 2029	8.2 years	105,143	1.0%	6,686,222	1.2%
Legg Mason	First Stamford Place	Sept. 2024	3.8 years	137,583	1.4%	6,409,614	1.2%
Fragoman	1400 Broadway	Feb. 2035	14.2 years	107,680	1.1%	5,990,238	1.1%
Shutterstock	Empire State Building	Apr. 2029	8.3 years	104,386	1.0%	5,970,510	1.1%
ASCAP	250 West 57th Street	Aug. 2034	13.7 years	87,943	0.9%	5,542,143	1.0%
The Michael J. Fox Foundation	111West 33rd Street	Nov. 2029	8.9 years	86,492	0.9%	5,453,341	1.0%
Total				$2,860,279	28.3%	$183,494,278	33.9%
(1)Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.
(2)Represents the weighted average remaining lease term, based on annualized rent.
(3)Based on leases signed and commenced as of December 31, 2020.

(4)Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.
(5)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(6)Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
During 2018 and 2019, we generally obtained higher base rents on new and renewed leases at our Manhattan office properties. 2020 was not representative due to COVID-19. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.
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

	Year Ended December 31,
	2020	2019	2018
New and renewal leases entered into during the year (square feet)	923,379	970,443	837,487

Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$57.45	$65.91	$61.39

Weighted average annualized cash rent per square foot for previous leases	$61.18	$54.72	$49.29

Increase (decrease) in mark-to-market rent	(6.1)%	20.4%	24.5%

The following tables set forth a summary schedule of expirations for leases in place as of December 31, 2020 plus available space for each of the ten calendar years beginning with the year ended December 31, 2020 at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights.

All properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	1,147,281	11.3%	$—	—%	$—
Signed leases not commenced	10	282,429	2.8%	—	—%	—
Fourth quarter 2020	17	102,881	1.0%	4,800,242	0.9%	46.66
2021	101	644,888	6.4%	37,001,858	6.8%	57.38
2022	109	558,970	5.5%	35,116,241	6.5%	62.82
2023	98	724,997	7.2%	45,328,470	8.4%	62.52
2024	88	824,459	8.1%	50,848,316	9.4%	61.67
2025	80	504,755	5.0%	30,350,589	5.6%	60.13
2026	59	725,725	7.2%	40,522,526	7.5%	55.84
2027	52	576,922	5.7%	34,684,207	6.4%	60.12
2028	36	1,066,098	10.5%	56,874,318	10.5%	53.35
2029	36	884,355	8.7%	63,326,520	11.7%	71.61
2030	33	694,534	6.9%	45,346,326	8.4%	65.29
Thereafter	53	1,397,036	13.7%	98,496,712	17.9%	70.50
Total	772	10,135,330	100.0%	$542,696,325	100.0%	$62.34

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	774,895	10.2%	$—	—%	$—
Signed leases not commenced	6	195,102	2.6%	—	—%	—
Fourth quarter 2020	12	91,610	1.2%	4,210,460	1.1%	45.96
2021	67	458,825	6.1%	26,521,344	6.8%	57.80
2022	78	368,577	4.9%	22,264,654	5.7%	60.41
2023	76	529,324	7.0%	32,273,287	8.2%	60.97
2024	64	577,298	7.6%	34,915,973	8.9%	60.48
2025	49	315,414	4.2%	19,987,005	5.1%	63.37
2026	39	506,757	6.7%	29,576,193	7.5%	58.36
2027	39	444,023	5.9%	25,809,443	6.6%	58.13
2028	22	946,217	12.5%	51,063,206	13.0%	53.97
2029	23	629,621	8.3%	37,359,424	9.5%	59.34
2030	19	585,265	7.7%	34,849,320	8.9%	59.54
Thereafter	36	1,157,426	15.1%	73,680,432	18.7%	63.66
Total	530	7,580,354	100.0%	$392,510,741	100.0%	$59.38

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	324,345	17.6%	$—	—%	$—
Signed leases not commenced	2	63,146	3.4%	—	—%	—
Fourth quarter 2020	2	400	—%	1,827	—%	4.57
2021	26	168,343	9.1%	7,294,766	12.0%	43.33
2022	23	142,027	7.7%	5,465,506	9.0%	38.48
2023	14	150,370	8.1%	7,016,238	11.6%	46.66
2024	13	214,998	11.7%	9,704,716	16.0%	45.14
2025	27	165,872	9.0%	5,882,977	9.7%	35.47
2026	13	150,557	8.2%	6,581,335	10.9%	43.71
2027	9	83,484	4.5%	3,156,938	5.2%	37.81
2028	9	107,564	5.8%	3,816,282	6.3%	35.48
2029	6	148,939	8.1%	6,133,935	10.1%	41.18
2030	4	36,578	2.0%	1,806,175	3.0%	49.38
Thereafter	1	88,581	4.8%	3,782,754	6.2%	42.70
Total	149	1,845,204	100.0%	$60,643,449	100.0%	$41.60

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	48,041	6.8%	$—	—%	$—
Signed leases not commenced	2	24,181	3.4%	—	—%	—
Fourth quarter 2020	3	10,871	1.5%	587,955	0.7%	54.08
2021	8	17,720	2.5%	3,185,748	3.6%	179.78
2022	8	48,366	6.8%	7,386,081	8.2%	152.71
2023	8	45,303	6.4%	6,038,945	6.7%	133.30
2024	11	32,163	4.5%	6,227,627	7.0%	193.63
2025	4	23,469	3.3%	4,480,607	5.0%	190.92
2026	7	68,411	9.6%	4,364,998	4.9%	63.81
2027	4	49,415	7.0%	5,717,826	6.4%	115.71
2028	5	12,317	1.7%	1,994,830	2.2%	161.96
2029	7	105,795	14.9%	19,833,161	22.1%	187.47
2030	10	72,691	10.2%	8,690,831	9.7%	119.56
Thereafter	16	151,029	21.4%	21,033,526	23.5%	139.27
Total	93	709,772	100.0%	$89,542,135	100.0%	$140.45

The Empire State Building (6)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3) (7)	Rent	Square Foot
Available	—	205,638	7.6%	$—	—%	$—
Signed leases not commenced	1	105,240	3.9%	—	—%	—
Fourth quarter 2020	3	2,606	0.1%	82,734	0.1%	31.75
2021	22	118,965	4.4%	6,884,714	4.7%	57.87
2022	20	108,263	4.0%	6,885,452	4.7%	63.60
2023	25	112,852	4.2%	7,712,795	5.3%	68.34
2024	18	227,133	8.4%	15,051,203	10.3%	66.27
2025	13	101,439	3.7%	6,600,804	4.5%	65.07
2026	9	122,685	4.5%	7,685,043	5.3%	62.64
2027	9	35,511	1.3%	2,097,113	1.4%	59.06
2028	7	545,722	20.1%	28,854,847	19.7%	52.87
2029	7	282,020	10.4%	17,364,861	11.9%	61.57
2030	5	205,706	7.6%	11,143,086	7.6%	54.17
Thereafter	18	540,702	19.8%	35,802,207	24.5%	66.21
Total	157	2,714,482	100.0%	$146,164,859	100.0%	$60.81

The Empire State Building Broadcasting Licenses and Leases

		Annualized		Percent of
	Annualized	Expense	Annualized	Annualized
Year of Lease Expiration	Base Rent (8)	Reimbursements	Rent (3)	Rent
Fourth quarter 2020	$131,030	$46,505	$177,535	1.2%
2021	—	50,772	50,772	0.3%
2022	1,719,156	484,731	2,203,887	14.7%
2023	283,668	60,254	343,922	2.3%
2024	66,950	32,455	99,405	0.7%
2025	1,855,080	204,048	2,059,128	14.4%
2026	827,860	91,155	919,015	6.1%
2027	807,668	92,835	900,503	6.0%
2028	254,829	27,350	282,179	1.9%
2029	—	—	—	—%
2030	463,507	112,029	575,536	3.8%
Thereafter	6,404,336	910,532	7,314,868	48.6%
Total	$12,814,084	$2,112,666	$14,926,750	100.0%

(1)If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).
(2)Excludes (i) 194,929 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 79,613 square feet of space attributable to our observatory.
(3)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(4)Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.
(5)Includes an aggregate of 504,284 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.
(6)Excludes retail space, broadcasting licenses and observatory operations.
(7)Includes approximately $4.6 million of annualized rent related to physical space occupied by broadcasting tenants for their broadcasting operations. Does not include license fees charges to broadcast tenants.
(8)Represents license fees for the use of the Empire State Building mast and base rent for the physical space occupied by broadcasting tenants.
Undeveloped Properties
    We own entitled land in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. The site is directly adjacent to Metro Center, one of our office properties, and the Stamford Transportation Center. All required zoning approvals have been obtained to allow for development of Metro Tower. We intend to develop Metro Tower when the appropriate combination of local market and other conditions is in place.
Redevelopment and Repositioning

    From 2002 through 2006, we gradually gained full control of the day-to-day management of our Manhattan office properties (with the estate of Leona M. Helmsley previously holding certain approval rights at some of these properties as a result of its interest in the entities owning the properties). Since then, we have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2020, we have invested a total of approximately $948.1 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings.

    The improvements, within our redevelopment and repositioning program, include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, with a focus on energy efficiency and indoor environmental quality, and enhanced tenant amenities. These improvements are designed to improve the overall value and attractiveness of our properties and have contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants, as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased.

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

    During the third quarter 2019 we completed the second phase of the project, the new second floor galleries and in the fourth quarter 2019 we completed the final phase, the redevelopment of the 80th floor and opened the newly renovated 102nd floor observatory.

    Expenditures, which began during the second quarter 2017, totaled $157.9 million through December 31, 2020. This investment is an example of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.

    The greater New York metropolitan area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment. We have spent approximately $36 million over 2018 through 2020 on our well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.

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
    On February 19, 2021, the last sales price for our Class A common stock on the NYSE was $9.89 per share.
Holders
    As of February 19, 2021, we had 579 registered holders of our Class A common stock and 602 registered holders of our Class B common stock. As of February 19, 2021, our operating partnership had 632 registered holders of Series PR OP Units, 1,444 registered holders of Series ES OP Units, 440 registered holders of Series 60 OP Units and 309 registered holders of Series 250 OP Units. Certain shares of common stock and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares of common stock and OP Units is not known or included in the foregoing totals.
Dividends
    We intend to pay regular quarterly dividends to holders of our Class A common stock and Class B common stock, at least to the extent of our taxable income or as required to maintain our qualification as a REIT. Any distributions we pay in the future will depend upon our taxable income, actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures.
During August 2020, we announced the suspension of our third and fourth quarter 2020 dividends to holders of our Class A common stock and Class B common stock and to holders of Empire State Realty OP, L.P.’s Series ES, Series 250 and Series 60 operating partnership units and Series PR operating partnership units. We had no taxable income in 2020, and therefore no requirement to pay any dividend on our common stock in either the third or fourth quarter of 2020. During December 2020, we announced the continued dividend suspension for the first and second quarters of 2021. We and our board believe that payment of a dividend is currently not the highest and best use of our balance sheet.
    Our board regularly reviews our dividend policy. Distributions declared by us will be authorized by our board in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law, our capital requirements and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our securityholders.
    Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. Dividends paid in the first quarter and second quarter of 2020 of $0.21 per share are classified for income tax purposes 100% as taxable ordinary dividends eligible for the Section 199A deduction.
Stockholder Return Performance
    The following graph is a comparison of the cumulative total stockholder return on our Class A common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the FTSE NAREIT All Equity Index (the "FTSE NAREIT All Equity Index") and the FTSE NAREIT Equity REIT Office Index ("FTSE NAREIT Equity REIT Office Index"). The graph assumes that $100.00 was invested on December 31, 2015 and dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Class A common stock will continue in line with the same or similar trends depicted in the graph below.

225
200
175
150
125
100
75
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Empire State Realty Trust, Inc.
S&P 500 Index
MSCI US REIT Index
FTSE NAREIT Equity REIT Office Index

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Empire State Realty Trust, Inc.	$100.00	$116.77	$121.18	$86.14	$86.93	$59.54
S&P 500 Index	$100.00	$113.53	$138.32	$132.25	$173.90	$205.89
MSCI US REIT Index	$100.00	$109.71	$115.27	$110.00	$138.42	$127.94
FTSE NAREIT Equity REIT Office Index	$100.00	$113.49	$119.45	$102.13	$134.22	$109.47
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
Securities Authorized For Issuance Under Equity Compensation Plans
    On May 16, 2019, our shareholders approved the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for grants to directors, employees and consultants of our company and operating partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards, including LTIP units. An aggregate of approximately 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan.  Following adoption by our shareholders of the 2019 Plan, we agreed not to issue any new equity awards under the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, "the Plans"), which we adopted upon our IPO in 2013. The shares of Class A common stock underlying any awards under the 2019 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of Class A common stock available for issuance under the

2019 Plan. For a further discussion of the Plans, see Note 9 to the consolidated financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

    The following table presents certain information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Equity compensation plans approved by securityholders (1)	N/A	N/A	8,545,088	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	8,545,088
______________

(1)These consist of the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan and the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan.
(2)The number of securities remaining available for future issuance consists of shares remaining available for issuance under the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan adjusted for awards that have been forfeited, canceled or otherwise terminated, other than by exercise under the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan and the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan.

    As of December 31, 2020, we have issued 503,223 shares of restricted stock and 11,313,387 LTIP units under the Plans since 2013.

Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities;

Not applicable.

Repurchases of Equity Securities Stock and Publicly Traded Operating Partnership Unit Repurchase Program
    On December 13, 2019, our board authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2020 through December 31, 2020 ("the 2020 Repurchase Program"). On December 11, 2020, our board approved a new authorization for the repurchase of up to $500 million of such securities from January 1, 2021 through December 31, 2021. Under the repurchase program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities in each of the three months of the fourth quarter 2020 under the 2020 Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
October 2020	1,952,013	$6.21	1,952,013	$365,934
November 2020	747,074	$8.08	747,074	$359,900
December 2020	375,615	$9.62	375,615	$356,287

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

	Year Ended December 31,
(amounts in thousands, except per share data)	2020	2019	2018	2017	2016
Operating Data
Total revenues	$609,228	$731,343	$731,511	$709,526	$677,353
Operating expenses:
Property operating expenses	136,141	174,977	167,379	163,531	153,850
Ground rent expenses	9,326	9,326	9,326	9,326	9,326
General and administrative expenses	62,244	61,063	52,674	50,315	49,078
Observatory expenses	23,723	33,767	32,767	30,275	29,833
Real estate taxes	121,923	115,916	110,000	102,466	96,061
Acquisition expenses	—	—	—	—	98
Impairment charges (4)	6,204	—	—	—	—
Depreciation and amortization	191,006	181,588	168,508	160,710	155,211
Total operating expenses	550,567	576,637	540,654	516,623	493,457
Operating income (loss)	58,661	154,706	190,857	192,903	183,896
Other income (expense):
Interest income	2,637	11,259	10,661	2,942	647
Interest expense	(89,907)	(79,246)	(79,623)	(68,473)	(70,595)
Loss on early extinguishment of debt	(86)	—	—	(2,157)	(552)
IPO litigation expense (5)	(1,165)	—	—	—	—
Loss from derivative financial instruments	—	—	—	(289)	—
Income (loss) before income taxes	(29,860)	86,719	121,895	124,926	113,396
Income tax benefit (expense)	6,971	(2,429)	(4,642)	(6,673)	(6,146)
Net income (loss)	(22,889)	84,290	117,253	118,253	107,250
Private perpetual preferred unit distributions	(4,197)	(1,743)	(936)	(936)	(936)
Net (income) loss attributable to non-controlling interests	10,374	(33,102)	(50,714)	(54,670)	(54,858)
Net income (loss) attributable to common stockholders	$(16,712)	$49,445	$65,603	$62,647	$51,456

Dividends and distributions declared and paid per share	$0.21	$0.42	$0.42	$0.42	$0.40
Net income (loss) per share attributable to common stockholders - basic	$(0.10)	$0.28	$0.39	$0.40	$0.38
Net income (loss) per share attributable to common stockholders - diluted	$(0.10)	$0.28	$0.39	$0.39	$0.38
Total weighted average shares - basic	175,169	178,340	167,571	158,380	133,881
Total weighted average shares - diluted	283,837	297,798	297,259	298,049	277,568

Balance Sheet Data
Commercial real estate properties, at cost	$3,133,966	$3,109,433	$2,884,486	$2,667,655	$2,458,629
Total assets	$4,150,695	$3,931,834	$4,195,780	$3,931,347	$3,890,953
Debt	$2,136,649	$1,668,574	$1,918,933	$1,688,721	$1,612,331
Equity	$1,731,307	$1,947,913	$1,991,109	$1,977,737	$1,982,863

Other Data
Funds from operations attributable to common stockholders and non-controlling interests (1)	$162,519	$260,062	$282,609	$276,491	$260,519
Modified funds from operations attributable to common stockholders and non-controlling interests (2)	$170,350	$267,893	$290,440	$284,322	$268,350
Core funds from operations attributable to common stockholders and non-controlling interests (3)	$175,414	$267,893	$290,440	$286,925	$269,000
Net cash provided by operating activities	$182,293	$232,591	$279,022	$194,202	$214,755
Net cash provided by (used in) investing activities	$(143,118)	$149,744	$(643,023)	$(223,013)	$(182,376)
Net cash provided by (used in) financing activities	$257,167	$(381,551)	$104,617	$(56,877)	$470,941
______________

(1)We compute Funds From Operations ("FFO") in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of FFO as a measure of performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. For a reconciliation of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."
(2)Modified FFO adds back an adjustment for any above or below-market ground lease amortization to traditionally defined FFO. We consider this a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of two option properties following our formation transactions as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we consider it an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.
(3)Core FFO adds back to traditionally defined FFO the following items: acquisition expenses, severance expenses and retirement equity compensation expenses, private perpetual preferred exchange offering expenses, deferred tax asset write-off, acquisition expenses, loss on early extinguishment of debt, gain on settlement of lawsuit related to the Observatory, net of income taxes and ground lease amortization, construction severance expenses and acquisition break-up fee. We present Core FFO because we consider it an important supplemental measure of our operating performance in that it excludes items associated with the Offering and formation transactions. There can be no assurance that Core FFO presented by us is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. For a reconciliation of Core FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Funds from Operations."
(4)Reflects a $4.1 million write-off of prior expenditures on a potential energy efficiency project that is not economically feasible in today's regulatory environment and a $2.1 million write-off of prior expenditures on a development project that is unlikely to continue.
(5)Represents an accrued expense which reflects an estimated liability associated with the Initial Public Offering-related litigation. Refer to “Financial Statements-Note 8-Commitments and Contingencies” in this Annual Report on Form 10-K for a description of relevant legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (ii) resolution of legal proceedings involving the company; (iii) reduced demand for office or retail space, including as a result of the COVID-19 pandemic; (iv) changes in our business strategy; (v) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vi) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events and/or currency exchange rates, which may cause a decline in Observatory visitors; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) declining real estate valuations and impairment charges; (x) termination or expiration of our ground leases; (xi) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xii) decreased rental rates or increased vacancy rates; (xiii) our failure to redevelop and reposition properties, or to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xiv) difficulties in identifying properties to acquire and completing acquisitions; (xv) risks related to our development projects (including our Metro Tower development site) and capital projects, including the cost of construction delays and cost overruns; (xvi) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvii) our failure to qualify as a REIT; and (xviii) environmental uncertainties and risks related to adverse weather conditions, rising sea levels and natural disasters. For a further discussion of these and other factors that could impact the company's future results, performance or transactions, see the section entitled “Risk Factors” of this Annual Report on Form 10-K.

While forward-looking statements reflect the company's good faith beliefs, they are not guarantees of future performance. The company disclaims any obligation to update or revise publicly any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. Prospective investors should not place undue reliance on any forward-looking statements, which are based only on information currently available to the company.
Overview
    Unless the context otherwise requires or indicates, references in this section to "we," "our" and "us" refer to our company and its consolidated subsidiaries.
    The following discussion and analysis should be read in conjunction with "Selected Financial Data," and our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and the notes related thereto which are included in this Annual Report on Form 10-K.

2020 Highlights

•Net loss attributable to the company was $16.7 million.
•Core FFO was $175.4 million.
•Signed 104 leases, new, renewal, and expansion leases, representing 923,379 rentable square feet. There were 28 new leases representing 540,643 rentable square feet for the Manhattan office portfolio. This includes approximately 315,000 rentable square feet from deals with existing tenants within the portfolio.
•Reduced property operating expenses by $39 million compared to full year 2019, driven by reduced building utilization and the Company's cost reduction initiatives.
•Reopened the Empire State Building 86th floor observation deck on July 20, 2020 and the 102nd floor observation deck on August 24, 2020, as one of the earliest tourist attractions in New York City following earlier pandemic driven closure.
    As of December 31, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2020, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 0.2 million rentable square feet in the aggregate.
    The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations, and broadcasting licenses and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan. Historically, prior to the outbreak of COVID-19, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter.
    The components of the Empire State Building revenue are as follows (dollars in thousands):

	Year Ended December 31,
	2020		2019
Office leases	$140,644	64.7%	$143,561	43.8%
Retail leases	7,132	3.3%	7,500	2.3%
Tenant reimbursements, lease termination fees and other income	20,772	9.6%	31,030	9.6%
Observatory operations	29,057	13.4%	128,769	39.2%
Broadcasting licenses and leases	19,767	9.0%	16,847	5.1%
Total	$217,372	100.0%	$327,707	100.0%
    We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. We believe we will continue to enhance our tenant base and improve rents as our pre-redevelopment leases continue to expire and be re-leased. From 2002 through December 31, 2020, we have invested a total of approximately $948.1 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund these capital improvements through a combination of operating cash flow, cash on hand, short term investments and borrowings.

    During the second quarter 2017, we commenced a multi-year capital project at the Empire State Building, which we completed during the fourth quarter 2019, that we believe improves the convenience for office tenants and their visitors, increases the value of our 34th Street facing retail space, enhances the Observatory visitor experience, and increases Observatory revenue per capita.

    In the first phase completed in August 2018, we relocated the Observatory entrance, previously located on Fifth Avenue, to a new, larger, dedicated entrance for Observatory visitors at the western side of the Empire State Building on 34th Street. The new entrance eliminates Observatory visitor flow into the Fifth Avenue lobby and streamlines the visitor exit from that lobby, thereby reducing Observatory traffic in the lobby by 50% and improving Fifth Avenue access for our office tenants and their visitors. During the third quarter 2019, we opened the second phase of the project, the new second floor galleries and in the fourth quarter 2019 we completed the final phase, the redevelopment of the 80th floor and opened the newly renovated 102nd floor observatory. We have now completed all phases of this project. Expenditures for the improvement project, which began during the second quarter 2017, were $157.9 million through December 31, 2020. This investment is an example of continually looking at ways to innovate and enhance the office and retail tenant and visitor experience at the Empire State Building.

    In the Greater New York metropolitan area office market, we compete with properties that have been redeveloped recently or have planned redevelopment. We have spent approximately $36 million over 2018 through 2020 on our well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.

As of December 31, 2020, we had total debt outstanding of approximately $2.2 billion, with a weighted average interest rate of 3.91% and a weighted average maturity of 8.2 years and 94.2% of which is fixed-rate indebtedness. Excluding principal amortization, we have no outstanding debt maturing until November 2024. As of December 31, 2020, we had cash and cash equivalents of $526.7 million. Our consolidated net debt to total market capitalization was approximately 37.2% as of December 31, 2020.

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

Liquidity

During 2020, we bolstered our balance sheet to ensure proper liquidity by raising $480.0 million in net proceeds in three financings. In March 2020, we drew down $550.0 million under our $1.1 billion unsecured revolving facility and in September 2020, we repaid the $550.0 million draw. We currently hold $526.7 million in cash on our balance sheet and have $1.1 billion undrawn capacity under our revolving credit facility. Our revolving credit facility matures in August 2021 and has two six-month extension options, subject to certain conditions. As expected, we have begun a process to evaluate a potential recast or extension of the credit facility.

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

Our operations team worked diligently to develop plans for tenants' reoccupation of our buildings to ensure a safe, clean and healthy work environment. These plans involve additional staffing, cleaning and maintenance, and changes to building operations for access by tenants and their guests.

All New York State capital improvement work, except for essential work as defined by the authorities which includes safety-related work and work to demobilize previously started projects, was stopped in March 2020 until June 8, 2020, when government restrictions were lifted. Our spend on such capital improvement work in 2020 was significantly curtailed under the restrictions.

Despite the challenge of the uncertain near-term environment, we continue to believe in the long-term demand for office space. We believe many tenants have now experienced the inefficiencies of working from home and miss the connectivity and productivity that an office environment provides. That said, we believe the pandemic may cause some fundamental changes to how tenants use their office space in the future including less densification and smarter open floor plans with appropriate spacing. We also believe current co-working build-outs are too dense and will be poorly positioned for tenant demand in the new paradigm.

Leasing

The economic uncertainty relating to the COVID-19 pandemic has slowed the pace of our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of December 31, 2020, our portfolio was 88.7% leased, including signed leases not yet commenced, including 6.4% subject to leases scheduled to expire in 2021 and 5.5% subject to leases scheduled to expire in 2022.

New leasing activity was impacted during 2020 by the pandemic and shelter-in-place rules that were in effect for much of the period. During this time period, we instituted a number of online measures to maintain our relationships with brokers and expose our availabilities to the market. While physical tours resumed on June 22, 2020 and coincided with Phase 2 reopening, we had lower leasing volumes for the third and fourth quarters of 2020 based on current tenant activity.
Our smaller food and service type retailers have been hit particularly hard. They provide critical amenities and services to our office tenants. In many instances, we have converted some of their fixed rent to a percentage rent structure, with a payback of the difference between current and percentage rent over a defined period. We intend to support our food and service retailers so that they can service our office tenants when they re-occupy.

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

With the observatory reopened, for the balance of 2020, we operated with reduced hours, staffing, services, operating costs, credit card fees and marketing expenses.

The closure of our observatory caused us during each quarter of 2020 to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the goodwill impairment test of the stand-alone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 5.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm. Goodwill allocated to the observatory reporting unit was $227.5 million at December 31, 2020.

Expense Reductions

We have undertaken meaningful cost reduction measures to ensure our ongoing strength and position the business optimally through the current environment broken down as follows:

•Named Executive Officer ("NEO") compensation:
▪($0.4) million from reduction in annual base salary for Anthony E. Malkin, our Chairman, President and Chief Executive Officer, and Thomas P. Durels, our Executive Vice President, Real Estate, through December 31, 2020;
▪($1.2) million from the change in age requirement from 60 to 65 for the accounting vesting period for time-based equity compensation; and
▪($2.7) million from the departure of our former Chief Operating Officer.
•Other corporate overhead:
▪($1.5) million of net changes from the addition of investment personnel and reductions in executive and corporate staff, and temporary corporate salary reductions through December 31, 2020; and
▪Balance from department budget cuts and lower anticipated spending due to the COVID-19 pandemic.

•In addition, we announced a $3.9 million reduction in 2021 NEO annual equity compensation, comprised of a $2.7 million reduction for Mr. Malkin and $1.2 million reduction for Mr. Durels.

•Property operating expenses
▪For the year ended December 31, 2020, we reduced property operating expenses by $39 million compared to the prior year period, driven by reduced tenant utilization and our cost reduction initiatives.
▪$4 million on an annualized basis of permanent cost reductions due to staffing and other reductions.

•Observatory expenses
▪2020 expenses totaled $24 million, reduced from 2019 pre-COVID level of $34 million.

Results of Operations
Overview
    The discussion below relates to the financial condition and results of operations for the years ended December 31, 2020, 2019, and 2018.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
The following table summarizes the historical results of operations for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Years Ended December 31,
	2020	2019	Change	%
Revenues:
Rental revenue	$563,071	$586,414	$(23,343)	(4.0)%
Observatory revenue	29,057	128,769	(99,712)	(77.4)%
Lease termination fees	9,416	4,352	5,064	116.4%
Third-party management and other fees	1,225	1,254	(29)	(2.3)%
Other revenues and fees	6,459	10,554	(4,095)	(38.8)%
Total revenues	609,228	731,343	(122,115)	(16.7)%
Operating expenses:
Property operating expenses	136,141	174,977	38,836	22.2%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	62,244	61,063	(1,181)	(1.9)%
Observatory expenses	23,723	33,767	10,044	29.7%
Real estate taxes	121,923	115,916	(6,007)	(5.2)%
Impairment charges	6,204	—	(6,204)	—%
Depreciation and amortization	191,006	181,588	(9,418)	(5.2)%
Total operating expenses	550,567	576,637	26,070	4.5%
Operating income	58,661	154,706	(96,045)	(62.1)%
Other income (expense):
Interest income	2,637	11,259	(8,622)	(76.6)%
Interest expense	(89,907)	(79,246)	(10,661)	(13.5)%
Loss on early extinguishment of debt	(86)	—	(86)	—%
IPO litigation expense	(1,165)	—	(1,165)	—%
Income (loss) before income taxes	(29,860)	86,719	(116,579)	(134.4)%
Income tax benefit (expense)	6,971	(2,429)	9,400	387.0%
Net income (loss)	(22,889)	84,290	(107,179)	(127.2)%
Private perpetual preferred unit distributions	(4,197)	(1,743)	(2,454)	(140.8)%
Net (income) loss attributable to non-controlling interests	10,374	(33,102)	43,476	131.3%
Net income (loss) attributable to common shareholders	$(16,712)	$49,445	$(66,157)	(133.8)%

Rental Revenue and Tenant Expense Reimbursement
We adopted FASB Topic 842 using the modified retrospective approach as of January 1, 2019 and elected to apply the transition provisions of the standard at adoption. As such, the prior period amounts presented under ASC 840 were not restated
to conform with the 2020 and 2019 presentation. We adopted the practical expedient in Topic 842, which allowed us to avoid separating lease and non-lease rental income. Consequently, all rental income earned pursuant to tenant leases in 2020 and 2019 is reflected as one category, “Rental Revenue,” in the 2020 and 2019 consolidated statements of operations. The following table reflects the components of 2020 and 2019 rental revenue:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Rental revenue
Base rent	$498,258	$511,136
Tenant expense reimbursement	64,813	75,278
Total rental revenue	$563,071	$586,414

    The preceding table of the components of rental revenue is not, and is not intended to be, a presentation in accordance with GAAP. It is provided here based on our understanding that such information is frequently used by management, investors, securities analysts and other interested parties to evaluate our performance.

    The decrease in rental revenue was attributable to the write-off of straight-line receivables and uncollectible tenant receivables and lower tenant expense reimbursements, consistent with lower property operating expenses.

Observatory Revenue

    Observatory revenues were lower driven by the closure of the Observatory on March 16, 2020 due to the COVID-19 pandemic. The Observatory reopened on July 20, 2020 but New York tourism continues to be impacted by international, national, and local travel restrictions and quarantines. Prior to the closure, Observatory revenues increased during the first two months of 2020 by 13.2%, after adjusting for the 102nd floor observation deck, to $14.4 million from $12.7 million in the first two months of 2019.
Lease Termination Fees
    Higher termination fees were earned in the year ended December 31, 2020 compared to the year ended December 31, 2019.
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
Ground Rent Expenses
The ground rent expense was consistent with 2019.
General and Administrative Expenses

The increase in general and administrative expenses was primarily due to severance costs and equity compensation expense, partially offset by lower legal leasing costs.
Observatory Expenses

    Lower Observatory expenses were driven by the closure of the Observatory due to the COVID-19 pandemic, lower payroll costs and lower credit card fees and marketing expenses.
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

Depreciation and Amortization
The increase in depreciation and amortization reflects tenant improvement write-offs due to the early termination of a tenant and depreciation expense on additional assets placed in service in 2020.

Interest Income

    The decrease in interest income was primarily due to lower interest rates in the current year and higher short-term investments in the prior year.
Interest Expense

Interest expense increased due to new financings entered into in 2020 and a draw on our unsecured revolving credit facility. The draw on our credit facility was fully repaid on September 1, 2020.
Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was incurred in connection with the refinancing of the term loan in the first quarter 2020.

IPO Litigation Expense

Represents an accrued expense which reflects an estimated liability associated with the Initial Public Offering-related litigation. Refer to “Financial Statements-Note 8-Commitments and Contingencies” in this Annual Report on Form 10-K for a description of relevant legal proceedings.

Income Taxes

    The increase in income tax benefit was attributable to a net loss for the Observatory segment.

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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table summarizes the historical results of operations for years ended December 31, 2019 and 2018 (amounts in thousands):

	Years Ended December 31,
	2019	2018	Change	%
Revenues:
Rental revenue	$586,414	$493,231	$93,183	18.9%
Tenant expense reimbursement	—	72,372	(72,372)	(100.0)%
Observatory revenue	128,769	131,227	(2,458)	(1.9)%
Lease termination fees	4,352	20,847	(16,495)	(79.1)%
Third-party management and other fees	1,254	1,440	(186)	(12.9)%
Other revenues and fees	10,554	12,394	(1,840)	(14.8)%
Total revenues	731,343	731,511	(168)	—%
Operating expenses:
Property operating expenses	174,977	167,379	(7,598)	(4.5)%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	61,063	52,674	(8,389)	(15.9)%
Observatory expenses	33,767	32,767	(1,000)	(3.1)%
Real estate taxes	115,916	110,000	(5,916)	(5.4)%
Depreciation and amortization	181,588	168,508	(13,080)	(7.8)%
Total operating expenses	576,637	540,654	(35,983)	(6.7)%
Operating income	154,706	190,857	(36,151)	(18.9)%
Other income (expense):
Interest income	11,259	10,661	598	5.6%
Interest expense	(79,246)	(79,623)	377	0.5%
Loss on early extinguishment of debt	—	—	—	—%
Loss from derivative financial instruments	—	—	—	—%
Income before income taxes	86,719	121,895	(35,176)	(28.9)%
Income tax expense	(2,429)	(4,642)	2,213	47.7%
Net income	84,290	117,253	(32,963)	(28.1)%
Private perpetual preferred unit distributions	(1,743)	(936)	(807)	86.2%
Net income attributable to non-controlling interests	(33,102)	(50,714)	17,612	34.7%
Net income attributable to common shareholders	$49,445	$65,603	$(16,158)	(24.6)%

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

Private Perpetual Preferred Unit Distributions
Private perpetual preferred unit distributions increased due to dividends paid on a new series of private perpetual preferred units issued by the operating partnership in December 2019 in connection with the settlement of an exchange offer for outstanding traded OP units. Holders of the new series of private perpetual preferred units are entitled to receive cumulative preferential annual cash distributions of $0.70 per units when, as and if declared by the board of the company.

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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand, short term investments, cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit and term loan facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash on hand, debt issuances, and available borrowing capacity under our unsecured revolving credit and term loan facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit and term loan facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.
    At December 31, 2020, we had approximately $526.7 million available in cash and cash equivalents and there was $1.1 billion available under our unsecured revolving credit facility.

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
    As of December 31, 2020, we had approximately $2.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.91% and a weighted average maturity of 8.2 years. As of December 31, 2020, excluding principal amortization, we had no outstanding debt maturing until November 2024. Our consolidated net debt to total market capitalization was 37.2% as of December 31, 2020.
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

The initial maturity of the unsecured revolving credit facility is August 2021. We have the option to extend the initial term for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the unsecured revolving credit facility on the first and the second extensions, respectively. As expected, we have begun a process to evaluate a potential recast or extension of the credit facility. The term loan facility matures on March 2025. We may prepay the loans under the amended unsecured revolving credit and term loan facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar Rate borrowings.

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

The Credit Facilities contain customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports. The Credit Facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (as defined in the respective Credit Facilities).
As of December 31, 2020, we were in compliance with the covenants, as described below:

Financial Covenant	Required	December 31, 2020	In Compliance
Maximum total leverage	< 60%	35.3%	Yes
Maximum secured debt	< 40%	12.8%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.8x	Yes
Maximum unsecured leverage	< 60%	26.8%	Yes

Mortgage Debt
During November 2020, we closed on a $180.0 million mortgage loan for 250 West 57th Street. This new interest-only loan bears a fixed rate of 2.83% and matures in December 2030. As of December 31, 2020, total mortgage notes payable, net, amounted to $775.9 million. The first maturity is in 2024.

Exchangeable Senior Notes

    During August 2019, we settled the $250.0 million principal amount of the 2.625% Exchangeable Senior Notes in cash. See Note 4 to our consolidated financial statements.

Senior Unsecured Notes

    Series A, B, C, D, E, F, G and H Senior Notes (collectively, "Senior Unsecured Notes") are senior unsecured obligations with an aggregate principal amount of $975.0 million maturing on various dates from 2025 to 2035. These Senior Unsecured Notes are unconditionally guaranteed by each of our subsidiaries that guarantees indebtedness under the unsecured revolving credit and term loan facility. Interest on the Senior Unsecured Notes is payable quarterly.

    The terms of the Senior Unsecured Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. These terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of December 31, 2020, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

Leverage Policies

We expect to employ leverage in our capital structure in amounts determined from time to time by our board. Although our board has not adopted a policy that limits the total amount of indebtedness that we may incur, we anticipate that our board will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or floating rate. Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including, but not limited to, recourse or non-recourse debt and cross-collateralized debt). Our overall leverage will depend on our mix of investments and the cost of leverage, however, we initially intend to maintain a level of indebtedness consistent with our plan to seek an investment grade credit rating. Our board may from time to time modify our leverage policies in light of the then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.
Capital Expenditures
The following tables summarize our tenant improvement costs, leasing commission costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).
Office Properties(1)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2020	2019	2018
Number of leases signed(2)	90	152	149
Total square feet	854,068	1,216,037	991,576
Leasing commission costs(3)	$9,969	$21,227	$19,523
Tenant improvement costs(3)	32,896	70,643	69,886
Total leasing commissions and tenant improvement costs(3)	$42,865	$91,870	$89,409
Leasing commission costs per square foot(3)	$11.67	$17.46	$19.69
Tenant improvement costs per square foot(3)	38.52	58.09	70.48
Total leasing commissions and tenant improvement costs per square foot(3)	$50.19	$75.55	$90.17

Retail Properties(4)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2020	2019	2018
Number of leases signed(2)	14	9	7
Total Square Feet	69,311	87,538	12,230
Leasing commission costs(3)	$2,239	$3,557	$331
Tenant improvement costs(3)	7,575	3,337	559
Total leasing commissions and tenant improvement costs(3)	$9,814	$6,894	$890
Leasing commission costs per square foot(3)	$32.31	$40.71	$27.08
Tenant improvement costs per square foot(3)	109.29	38.20	45.71
Total leasing commissions and tenant improvement costs per square foot(3)	$141.60	$78.91	$72.79
_______________
(1)Excludes an aggregate of 504,284, 511,984 and 513,606 rentable square feet of retail space in our Manhattan office properties in 2020, 2019 and 2018, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 504,284, 511,984 and 513,606 rentable square feet of retail space in our Manhattan office properties in 2020, 2019 and 2018, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Years Ended December 31,
	2020	2019	2018
Total Portfolio
Capital expenditures (1)	$43,022	$138,560	$135,017
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.
As of December 31, 2020, we expect to incur additional costs relating to obligations under signed new leases of approximately $121.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facilities.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facilities.
Contractual Obligations
The following table summarizes the amounts due in connection with our contractual obligations described below for the years ending December 31, 2021 through 2025 and thereafter (amounts in thousands).

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Mortgages and other debt(1)
Interest expense	$80,772	$78,559	$74,164	$73,595	$67,695	$282,248	$657,033
Amortization	4,090	5,628	7,876	7,958	5,826	20,084	51,462
Principal repayment	—	—	—	77,675	315,000	1,707,747	2,100,422
Ground lease	1,518	1,518	1,518	1,518	1,518	65,262	72,852
Tenant improvement and leasing commission costs	77,569	19,641	8,263	5,477	5,477	5,476	121,903
Total (2)	$163,949	$105,346	$91,821	$166,223	$395,516	$2,080,817	$3,003,672
_______________
(1)Assumes no extension options are exercised.
(2)Does not include various standing or renewal service contracts with vendors related to our property management.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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

We and our board continue to prioritize balance sheet flexibility and the maximization of our operating runway amidst an uncertain environment. During August 2020, we announced the suspension of our third and fourth quarter 2020 dividends to holders of our Class A common stock and Class B common stock and to holders of Empire State Realty OP, L.P.’s Series ES, Series 250 and Series 60 operating partnership units and Series PR operating partnership units. During December 2020, we announced the continued dividend suspension for the first and second quarters of 2021.

Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2018, 2019 and 2020 as follows (amounts in thousands):

Year ended December 31, 2018	126,539
Year ended December 31, 2019	127,761
Year ended December 31, 2020	65,047

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    Our board reauthorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units through December 31, 2021. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities for the year ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
Year ended December 31, 2020	17,279,252	$8.32	17,279,252	$356,287

Cash Flows
Comparison of Year Ended December 31, 2020 to the Year Ended December 31, 2019

Net cash. Cash and cash equivalents and restricted cash were $567.9 million and $271.6 million as of December 31, 2020 and 2019, respectively. The increase was primarily due to the issuance of financings, partially offset by the repurchase of common stock during the year ended December 31, 2020.

Operating activities. Net cash provided by operating activities decreased by $50.3 million to $182.3 million for the year ended December 31, 2020 compared to $232.6 million for the year ended December 31, 2019 primarily due to lower observatory revenues and the settlement of a derivative contract, offset by lower operating expenses.
Investing activities. Net cash from investing activities decreased by $292.8 million to $143.1 million used in investing activities for the year ended December 31, 2020 compared to $149.7 million net cash provided by investing activities for the year ended December 31, 2019 due to proceeds from maturing short-term time deposits in the year ended December 31, 2019 and lower spending on building and improvements due to COVID-19.
Financing activities. Net cash from financing activities increased by $638.7 million to $257.2 million provided by financing activities for the year ended December 31, 2020 compared to $381.5 million used in financing activities for the year ended December 31, 2019, primarily due to the net proceeds from issuance of debt in the year ended December 31, 2020 compared to the payment of debt in the year ended December 31, 2019.

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

Net Operating Income
    Our financial reports include a discussion of property net operating income, or NOI. NOI is a non-GAAP financial measure of performance. NOI is used by our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by: (i) the cost of funds of the property owner, (ii) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (iii) acquisition expenses, loss on early extinguishment of debt and loss from derivative financial instruments, or (iv) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from NOI because it is specific to the particular financing capabilities and constraints of the owner and because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our office or retail properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly-timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue, generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.

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

    The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(22,889)	$84,290	$117,253
Add:
General and administrative expenses	62,244	61,063	52,674
Depreciation and amortization	191,006	181,588	168,508
Interest expense	89,907	79,246	79,623
Loss on early extinguishment of debt	86	—	—
Income tax expense (benefit)	(6,971)	2,429	4,642
Impairment charges	5,360	—	—
IPO litigation expense	1,165	—	—
Less:
Interest income	(2,637)	(11,259)	(10,661)
Third-party management and other fees	(1,225)	(1,254)	(1,440)
Net operating income	$316,046	$396,103	$410,599

Other Net Operating Income Data
Straight line rental revenue	$5,238	$20,057	$22,107
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$3,627	$7,311	$6,120
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

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

Core Funds From Operations ("Core FFO")
    Core FFO adds back to Modified FFO the following items: IPO litigation expense, severance expenses and loss on early extinguishment of debt. The company presents Core FFO because it considers it an important supplemental measure of its operating performance in that it excludes items associated with its IPO and formation transactions and other non-recurring items. There can be no assurance that Core FFO presented by the company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

    The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(22,889)	$84,290	$117,253
Private perpetual preferred unit distributions	(4,197)	(1,743)	(936)
Real estate depreciation and amortization	184,245	177,515	166,292
Impairment charges	5,360	—	—
Funds from operations attributable to common stockholders and non-controlled interests	162,519	260,062	282,609
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and non-controlled interests	170,350	267,893	290,440
Loss on early extinguishment of debt	86	—	—
Severance expenses	3,813	—	—
IPO litigation expense	1,165	—	—
Core funds from operations attributable to common stockholders and non-controlled interests	$175,414	$267,893	$290,440

Weighted average shares and Operating Partnership units
Basic	283,826	297,798	297,258
Diluted	283,837	297,798	297,259
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

Leasing
    We signed 0.9 million, 1.3 million, and 1.0 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2020, 2019, and 2018, respectively.
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
    As of December 31, 2020, there were approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 11.3% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 6.4% and 5.5% of net rentable square footage of the properties in our portfolio will expire in 2021 and in 2022, respectively. These leases are expected to represent approximately 6.8% and 6.5%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory revenue for the first two months of 2020 increased by 13.2%, after adjusting for the 102nd floor observation deck, which was closed for redevelopment in first quarter 2019 and re-opened in the fourth quarter 2019.

For the year ended December 31, 2020, the Observatory hosted 507,000 visitors, compared to 3,505,000 visitors for the same period in 2019, a decrease of 85.6%. Against the backdrop of international, national and local travel restrictions, quarantines and a nationwide pandemic surge, the Observatory has seen steady, weekly increases in visitors. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.

Observatory revenue for the year ended December 31, 2020 was $29.1 million, a 77.4% decrease from $128.8 million for the year ended December 31, 2019. The Observatory revenue decline was driven by low visitation levels and less days of operation during the year due to COVID-19.

    Observatory revenue and admissions are dependent upon the following: (i) the number of tourists (domestic and international) that come to New York City and visit the observatory, as well as any related tourism trends; (ii) the prices per admission that can be charged; (iii) seasonal trends affecting the number of visitors to the observatory; (iv) competition, in particular from other new and existing observatories; and (v) weather trends.
    We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the year ended December 31, 2020, we derived $13.5 million of revenue and $6.3 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases.
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
Cost of Funds and Interest Rates
    As of December 31, 2020, our variable rate debt was $125.0 million which represented 5.8% of our total indebtedness and 2.6% of our total enterprise value. Our variable rate debt may increase to the extent we use available borrowing capacity from our unsecured credit facility to fund capital improvements.

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
    In compliance with the requirements of authorities, we closed the Empire State Building Observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our Observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the stand-alone Observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 5.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.
Income Taxes
    We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2020. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.

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
As of December 31, 2020, Empire State Realty Trust, Inc. had $67.9 million of net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of our REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by us to meet REIT requirements to zero, except for the tax year ended December 31, 2020, of which we were able to offset 100% of our REIT taxable income in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The federal NOL may be carried forward indefinitely. Other limitations may apply to our ability to use our NOL to offset taxable income.

As of December 31, 2020, the Observatory TRS had a federal, state, and local income tax receivable of $8.1 million due to a NOL for the year ended December 31, 2020. Under special provisions of the CARES Act, the NOL can be carried back five years for federal income tax purposes. Due to limitations on the use of net operating loss carrybacks for state and local tax, the Observatory TRS will carry forward $3.8 million of NOL to offset future taxable income, if any. The state and local NOL can be carried forward for up to 20 years.

    We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2020 and 2019, we do not have a liability for uncertain tax positions. As of December 31, 2020, the tax years ended December 31, 2017 through December 31, 2020 remain open for an audit by the Internal Revenue Service, state or local authorities.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of December 31, 2020, our floating rate debt of $125.0 million represented 2.6% of our total enterprise value.
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
As of December 31, 2020, we have an interest rate LIBOR swap agreement with an aggregate notional value of $265.0 million, which fixes the LIBOR interest rate at 2.1485% and matures on August 24, 2022. This interest rate swap has been designated as a cash flow hedge and is deemed highly effective with a fair value of ($8.8) million which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2020.
Based on our variable balances, interest expense would have increased by approximately $1.3 million for the year ended December 31, 2020, if short-term interest rates had been 1% higher. As of December 31, 2020, the weighted average interest rate on the $2.0 billion of fixed-rate indebtedness outstanding was 3.91% per annum, each with maturities at various dates through March 17, 2035.
As of December 31, 2020, the fair value of our outstanding debt was approximately $2.2 billion which was approximately $101.5 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023.
We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans or derivative instruments tied to LIBOR, as well as interest rates on our unsecured revolving credit facility and our unsecured term loan facilities and the swap rate for our interest rate swap, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the company.
Our exposures to market risk have not changed materially since December 31, 2020.

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
    As of December 31, 2020, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

(a) Management's Report on Internal Control Over Financial Reporting
    Management of Empire State Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
    Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which appears in paragraph (b) of this Item 9A.

(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on Internal Control Over Financial Reporting

    We have audited Empire State Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by Item 10 will be set forth in our definitive proxy statement for our 2019 Annual Meeting of Stockholders (which is scheduled to be held on May 13, 2021), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following documents are filed as part of this report:

1.The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
2.The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

    Schedule II-Valuation and Qualifying Accounts for the year ended December 31, 2018 on page F-41.

    Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2020 on page F-42.
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

4.4	Form of Global Note representing Empire State Realty OP, L.P.’s 2.625% Exchangeable Senior Notes due 2019 (included in Exhibit 4.3).
4.5	Description of Empire State Realty Trust, Inc. Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
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

10.24
Indemnification Agreement among Empire State Realty Trust, Inc. and Christina Chiu, dated April 20, 2020 incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the SEC on May 6, 2020.

10.25
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Christina Chiu, dated April 13, 2020 incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed with the SEC on May 6, 2020.

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
10.54
Empire State Realty OP, L.P.,Empire State Realty Trust, Inc. $100,000,000 3.61% Series G Senior Notes due March 17, 2032, $75,000,000 3.73% Series H Senior Notes due March 17, 2035 Note Purchase Agreement dated March 17, 2020 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 23, 2020.

10.55
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

10.56
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

10.57+
First Amended and Restated Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan As Amended and Restated as of July 13, 2020 incorporated by reference to Exhibit 10.6 to Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 10, 2020.

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

EMPIRE STATE REALTY TRUST, INC.

Date: February 26, 2021                             By:/s/ Anthony E. Malkin
Chairman, President and Chief Executive Officer

Date: February 26, 2021                             By:/s/ Christina Chiu
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2021                             By:/s/ Andrew J. Prentice
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors, President and Chief Executive Officer	February 26, 2021
Anthony E. Malkin
(Principal Executive Officer)

/s/ Christina Chiu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Christina Chiu

/s/ Andrew J. Prentice	Chief Accounting Officer	February 26, 2021
Andrew J. Prentice	(Principal Accounting Officer)

/s/ Leslie D. Biddle	Director	February 26, 2021
Leslie D. Biddle

/s/ Thomas J. DeRosa	Director	February 26, 2021
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 26, 2021
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 26, 2021
S. Michael Giliberto

/s/ Patricia S. Han	Director	February 26, 2021
Patricia S. Han

/s/ Grant H. Hill	Director	February 26, 2021
Grant H. Hill

/s/ R. Paige Hood	Director	February 26, 2021
R. Paige Hood

/s/ James D. Robinson IV	Director	February 26, 2021
James D. Robinson IV
F

EMPIRE STATE REALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Empire State Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire State Realty Trust, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

Valuation of goodwill – observatory
Description of the matter
At December 31, 2020, the Company’s goodwill related to the observatory reporting unit was $227.5 million as disclosed in Note 3 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if there are indicators of impairment.

Given the adverse global economic and market conditions, the Company determined that interim impairment evaluations of goodwill were necessary for the observatory reporting unit and engaged a third-party valuation specialist, as a potential impairment existed. Similarly, the Company performed its annual impairment testing as of October 1, 2020.

Auditing management’s goodwill impairment tests were complex due to the highly judgmental nature of the assumptions used. The fair value estimates were sensitive to significant assumptions such as revenue and cost projections, the weighted average cost of capital, and income tax considerations, which are affected by expectations about future market and economic conditions.

How we addressed the matter in our audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the significant assumptions described above.

To test the implied fair value of the Company’s observatory reporting unit, we performed audit procedures that included, among other procedures, assessing the methodologies and testing the significant assumptions and underlying data used by the Company. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors, and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the observatory reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, New York
February 26, 2021

Empire State Realty Trust, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

ASSETS	December 31, 2020	December 31, 2019
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	7,966	7,989
Building and improvements	2,924,804	2,900,248
	3,133,966	3,109,433
Less: accumulated depreciation	(941,612)	(862,534)
Commercial real estate properties, net	2,192,354	2,246,899
Cash and cash equivalents	526,714	233,946
Restricted cash	41,225	37,651
Tenant and other receivables	21,541	25,423
Deferred rent receivables	222,508	220,960
Prepaid expenses and other assets	77,182	65,453
Deferred costs, net	203,853	228,150
Acquired below market ground leases, net	344,735	352,566
Right of use assets	29,104	29,307
Goodwill	491,479	491,479
Total assets	$4,150,695	$3,931,834
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$775,929	$605,542
Senior unsecured notes, net	973,159	798,392
Unsecured term loan facilities, net	387,561	264,640
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	103,203	143,786
Acquired below market leases, net	31,705	39,679
Ground lease liabilities	29,104	29,307
Deferred revenue and other liabilities	88,319	72,015
Tenants’ security deposits	30,408	30,560
Total liabilities	2,419,388	1,983,921
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 170,555,274 and 180,877,597 shares issued and outstanding in 2020 and 2019, respectively	1,705	1,809
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,010,130 and 1,016,799 shares issued and outstanding in 2020 and 2019, respectively	10	10
Additional paid-in capital	1,147,527	1,232,433
Accumulated other comprehensive loss	(28,320)	(21,496)
Retained earnings (deficit)	(65,673)	15,764
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,055,249	1,228,520
Non-controlling interests in operating partnership	646,118	690,242
Private perpetual preferred units:
Series 2019 preferred units, $13.52 per unit liquidation preference, 4,664,038 and 4,610,383 issued and outstanding in 2020 and 2019, respectively	21,936	21,147
Series 2014 preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2020 and 2019	8,004	8,004
Total equity	1,731,307	1,947,913
Total liabilities and equity	$4,150,695	$3,931,834
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Rental revenue	$563,071	$586,414	$493,231
Tenant expense reimbursement	—	—	72,372
Observatory revenue	29,057	128,769	131,227
Lease termination fees	9,416	4,352	20,847
Third-party management and other fees	1,225	1,254	1,440
Other revenue and fees	6,459	10,554	12,394
Total revenues	609,228	731,343	731,511
Operating expenses:
Property operating expenses	136,141	174,977	167,379
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	62,244	61,063	52,674
Observatory expenses	23,723	33,767	32,767
Real estate taxes	121,923	115,916	110,000
Impairment charges	6,204	—	—
Depreciation and amortization	191,006	181,588	168,508
Total operating expenses	550,567	576,637	540,654
Total operating income	58,661	154,706	190,857
Other income (expense):
Interest income	2,637	11,259	10,661
Interest expense	(89,907)	(79,246)	(79,623)
Loss on early extinguishment of debt	(86)	—	—
IPO litigation expense	(1,165)	—	—
Income (loss) before income taxes	(29,860)	86,719	121,895
Income tax benefit (expense)	6,971	(2,429)	(4,642)
Net income (loss)	(22,889)	84,290	117,253
Private perpetual preferred unit distributions	(4,197)	(1,743)	(936)
Net (income) loss attributable to non-controlling interest	10,374	(33,102)	(50,714)
Net income (loss) attributable to common stockholders	$(16,712)	$49,445	$65,603

Total weighted average shares:
Basic	175,169	178,340	167,571
Diluted	283,837	297,798	297,259

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.10)	$0.28	$0.39
Diluted	$(0.10)	$0.28	$0.39

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(22,889)	$84,290	$117,253
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(19,322)	(21,813)	(2,721)
Amount reclassified into interest expense	8,870	1,231	1,845
Other comprehensive income (loss)	(10,452)	(20,582)	(876)
Comprehensive income (loss)	(33,341)	63,708	116,377
Net (income) loss attributable to non-controlling interests and private perpetual preferred unitholders	6,177	(34,845)	(51,650)
Other comprehensive (income) loss attributable to non-controlling interests	4,003	8,254	382
Comprehensive income (loss) attributable to common stockholders	$(23,161)	$37,117	$65,109

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2017	160,425	$1,604	1,052	$11	$1,128,460	$(8,555)	$46,762	$1,168,282	$801,451	$8,004	$1,977,737
Issuance of Class A shares	284	3	—	—	4,746	—	—	4,749	—	—	4,749
Conversion of operating partnership units and Class B shares to Class A shares	13,141	132	(14)	(1)	70,452	196	—	70,779	(70,779)	—	—
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	18,368	—	18,368
Restricted stock, net of forfeitures	24	—	—	—	417	—	—	417	—	—	417
Dividends and distributions	—	—	—	—	—	—	(70,854)	(70,854)	(54,749)	(936)	(126,539)
Net income	—	—	—	—	—	—	65,603	65,603	50,714	936	117,253
Other comprehensive income (loss)	—	—	—	—	—	(494)	—	(494)	(382)	—	(876)
Balance at December 31, 2018	173,874	1,739	1,038	10	1,204,075	(8,853)	41,511	1,238,482	744,623	8,004	1,991,109
Issuance of private perpetual preferred in exchange for common units	—	—	—	—	—	—	—	—	(21,147)	21,147	—
Conversion of operating partnership units and Class B shares to Class A shares	6,951	70	(21)	—	27,740	(315)	—	27,495	(27,495)	—	—
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	20,239	—	20,239
Restricted stock, net of forfeitures	53	—	—	—	618	—	—	618	—	—	618
Dividends and distributions	—	—	—	—	—	—	(75,192)	(75,192)	(50,826)	(1,743)	(127,761)
Net income	—	—	—	—	—	—	49,445	49,445	33,102	1,743	84,290
Other comprehensive income (loss)		—	—	—	—	(12,328)	—	(12,328)	(8,254)	—	(20,582)
Balance at December 31, 2019	180,878	1,809	1,017	10	1,232,433	(21,496)	15,764	1,228,520	690,242	29,151	1,947,913
Issuance of private perpetual preferred in exchange for common units	—	—	—	—	—	—	—	—	(789)	789	—
Conversion of operating partnership units and Class B shares to Class A shares	6,813	68	(7)	—	30,170	(375)	—	29,863	(29,863)	—	—
Repurchases of common shares	(17,279)	(172)	—	—	(115,997)	—	(27,544)	(143,713)	—	—	(143,713)
Equity compensation:								—			—
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	24,574	—	24,574
Restricted stock, net of forfeitures	143	—	—	—	921	—	—	921	—	—	921
Dividends and distributions	—	—	—	—	—	—	(37,181)	(37,181)	(23,669)	(4,197)	(65,047)
Net income (loss)	—	—	—	—	—	—	(16,712)	(16,712)	(10,374)	4,197	(22,889)
Other comprehensive income (loss)	—	—	—	—	—	(6,449)	—	(6,449)	(4,003)	—	(10,452)
Balance at December 31, 2020	170,555	$1,705	1,010	$10	$1,147,527	$(28,320)	$(65,673)	$1,055,249	$646,118	$29,940	$1,731,307
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(22,889)	$84,290	$117,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191,006	181,588	168,508
Impairment charges	6,204	—	—
Amortization of non-cash items within interest expense	9,482	7,328	7,215
Amortization of acquired above and below-market leases, net	(3,627)	(7,311)	(6,120)
Amortization of acquired below-market ground leases	7,831	7,831	7,831
Straight-lining of rental revenue	(5,238)	(20,057)	(22,107)
Equity based compensation	25,495	20,857	18,785
Settlement of derivative contract	(20,281)	(11,802)	—
Loss on early extinguishment of debt	86	—	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(151)	(27,243)	10,717
Tenant and other receivables	3,881	4,015	(1,275)
Deferred leasing costs	(14,464)	(30,895)	(26,899)
Prepaid expenses and other assets	(11,730)	(3,643)	(781)
Accounts payable and accrued expenses	(3,305)	427	1,993
Deferred revenue and other liabilities	19,993	27,206	3,902
Net cash provided by operating activities	182,293	232,591	279,022
Cash Flows From Investing Activities
Short-term investments	—	400,000	(400,000)
Additions to building and improvements and development costs	(143,118)	(250,256)	(243,023)
Net cash (used in) provided by investing activities	(143,118)	149,744	(643,023)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	180,000	—	160,000
Repayment of mortgage notes payable	(3,938)	(3,790)	(266,613)
Proceeds from unsecured senior notes	175,000	—	335,000
Repayment of unsecured senior notes	—	(250,000)	—
Proceeds from unsecured term loan	175,000	—	—
Repayment of unsecured term loan	(50,000)	—	—
Proceeds from unsecured revolving credit facility	550,000	—	—
Repayment of unsecured revolving credit facility	(550,000)	—	—
Deferred financing costs	(10,135)	—	(1,980)
Net proceeds from the sale of common stock	—	—	4,749
Repurchases of common shares	(143,713)	—	—
Private perpetual preferred unit distributions	(4,197)	(1,743)	(936)
Dividends paid to common stockholders	(37,181)	(75,192)	(70,854)
Distributions paid to noncontrolling interests in the operating partnership	(23,669)	(50,826)	(54,749)
Net cash provided by (used in) financing activities	257,167	(381,551)	104,617
Net increase (decrease) in cash and cash equivalents and restricted cash	296,342	784	(259,384)
Cash and cash equivalents and restricted cash—beginning of period	271,597	270,813	530,197
Cash and cash equivalents and restricted cash—end of period	$567,939	$271,597	$270,813

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$233,946	$204,981	$464,344
Restricted cash at beginning of period	37,651	65,832	65,853
Cash and cash equivalents and restricted cash at beginning of period	$271,597	$270,813	$530,197

Cash and cash equivalents at end of period	$526,714	$233,946	$204,981
Restricted cash at end of period	41,225	37,651	65,832
Cash and cash equivalents and restricted cash at end of period	$567,939	$271,597	$270,813

Supplemental disclosures of cash flow information:
Cash paid for interest	$75,416	$76,333	$74,160
Interest capitalized	$—	$1,433	$1,596
Cash paid for income taxes	$1,282	$1,766	$4,847
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$58,057	$90,910	$85,242
Write-off of fully depreciated assets	79,527	30,977	39,665
Derivative instruments at fair values included in prepaid expenses and other assets	—	—	2,536
Derivative instruments at fair values included in accounts payable and accrued expenses	8,849	13,330	5,243
Conversion of operating partnership units and Class B shares to Class A shares	29,863	27,495	70,779
Issuance of Series 2019 private perpetual preferred in exchange for common units	789	21,147	—
Right of use assets	—	29,452	—
Ground lease liabilities	—	29,452	—

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
    As of December 31, 2020, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 0.5 million rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2020, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 0.2 million rentable square feet in the aggregate.
    Empire State Realty OP, L.P. (the "Operating Partnership") holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2020, we owned approximately 60.1% of the aggregate operating partnership units in our Operating Partnership. We, as the sole general partner in our Operating Partnership, have responsibility and discretion in the management and control of our Operating Partnership, and the limited partners in our Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our Operating Partnership. Accordingly, our Operating Partnership has been consolidated by us.
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
Accounting Estimates
    The preparation of the consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties, goodwill, right-of-use assets and other long-lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, ground lease liabilities, senior unsecured notes, mortgage notes payable, unsecured revolving credit and term loan facilities, and equity based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
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

Observatory Revenue
    Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2020 and 2019 was $0.8 million and $2.7 million, respectively, and is included in deferred revenue and other liabilities on the consolidated balance sheets.
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
Advertising and Marketing Costs
    Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2020, 2019, and 2018 was $7.4 million, $9.7 million and $8.9 million, respectively, and is included within operating expenses in our consolidated statements of operations.
Real Estate Properties and Related Intangible Assets
    Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. Total capitalized interest for the years ended December 31, 2019 and 2018 was $1.4 million and $1.6 million, respectively. There was no capitalized interest for the year ended December 31, 2020.
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
    We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2020, 2019 and 2018.
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
    As of December 31, 2020 and 2019, we had no equity method investments.
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
In compliance with the requirements of authorities, we closed the Empire State Building Observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our Observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the stand-alone Observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 5.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.
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
Level 2 - Valuations based principally on other observable market parameters, including:
•Quoted prices in active markets for similar instruments;
•Quoted prices in less active or inactive markets for identical or similar instruments;
•Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs, including:
•Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable; and
•Valuations based on internal models with significant unobservable inputs.
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
    The fair value of our mortgage notes payable, senior unsecured notes - Series A, B, C, D, E, F, G and H, and unsecured term loan facilities which are determined using Level 3 inputs, are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.
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
Income Taxes
    We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"), commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2020. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal and state income taxes.
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
    We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2020 and 2019, we do not have a liability for uncertain tax positions. As of December 31, 2020, the tax years ended December 31, 2017 through December 31, 2020 remain open for an audit by the Internal Revenue Service, state or local authorities.
Share-Based Compensation
    Share-based compensation for market-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the stated vesting period, which is generally three or four years, depending on retirement eligibility. Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three or four years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant.  An employee is retirement eligible when the employee attains the (i) age of 60 or 65, as applicable, and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates.
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

3. Deferred Costs, Acquired Lease Intangibles and Goodwill

    Deferred costs, net, consisted of the following at December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Leasing costs	$203,905	$199,033
Acquired in-place lease value and deferred leasing costs	181,336	200,296
Acquired above-market leases	40,398	49,213
	425,639	448,542
Less: accumulated amortization	(223,918)	(224,598)
Total deferred costs, net, excluding net deferred financing costs	$201,721	$223,944
    At December 31, 2020 and 2019, $2.1 million and $4.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the consolidated balance sheets.
    Amortization expense related to deferred leasing and acquired deferred leasing costs was $24.8 million, $24.5 million, and $26.3 million, for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization expense related to acquired lease intangibles was $7.6 million, $10.9 million and $12.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following at December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(52,181)	(44,350)
Acquired below-market ground leases, net	$344,735	$352,566

	2020	2019
Acquired below-market leases	$(78,451)	$(100,472)
Less: accumulated amortization	46,746	60,793
Acquired below-market leases, net	$(31,705)	$(39,679)
    Rental revenue related to the amortization of below market leases, net of above market leases was $3.6 million, $7.3 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining weighted-average amortization period as of December 31, 2020 is 23.6 years, 3.9 years, 3.6 years and 3.7 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2021	$7,831	$10,977	$2,850
2022	7,831	10,175	3,169
2023	7,831	9,622	3,129
2024	7,831	7,757	2,566
2025	7,831	6,652	2,558
Thereafter	305,580	16,740	4,082
	$344,735	$61,923	$18,354
     As of December 31, 2020, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.

In compliance with the requirements of authorities, we closed the Empire State Building Observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our Observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the stand-alone Observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 5.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.

4. Debt
    Debt consisted of the following as of December 31, 2020 and 2019 (amounts in thousands):

			As of December 31, 2020
	Principal Balance as of December 31, 2020	Principal Balance as of December 31, 2019	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt
Metro Center	$87,382	$89,650	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.78%	7/1/2027
1010 Third Avenue and 77 West 55th Street	37,477	38,251	4.01%	4.23%	1/5/2028
250 West 57th Street	180,000	—	2.83%	3.27%	12/1/2030
10 Bank Street	32,025	32,920	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	786,884	610,821
Senior unsecured notes: (4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	—	3.61%	4.89%	3/17/2032
Series H	75,000	—	3.73%	5.00%	3/17/2035
Unsecured revolving credit facility (4)	—	—	LIBOR plus 1.10%	—%	8/29/2021
Unsecured term loan facility (4)	215,000	265,000	LIBOR plus 1.20%	3.84%	3/19/2025
Unsecured term loan facility (4)	175,000	—	LIBOR plus 1.50%	3.04%	12/31/2026
Total principal	2,151,884	1,675,821
Deferred financing costs, net	(15,235)	(7,247)
Total	$2,136,649	$1,668,574
______________

(1)The effective rate is the yield as of December 31, 2020, including the effects of debt issuance costs and interest rate swaps.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest of 4.09% and a $16 million loan bearing interest at 6.25%.
(4)At December 31, 2020, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at December 31, 2020 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2021	$4,090	$—	$4,090
2022	5,628	—	5,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
2025	5,826	315,000	320,826
Thereafter	20,084	1,707,747	1,727,831
Total principal maturities	$51,462	$2,100,422	$2,151,884
Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Financing costs	$35,365	$25,315
Less: accumulated amortization	(17,998)	(13,863)
Total deferred financing costs, net	$17,367	$11,452
    At December 31, 2020 and 2019, $2.1 million and $4.2 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility were included in deferred costs, net on the consolidated balance sheet.
    Amortization expense related to deferred financing costs was $4.1 million, $3.8 million, and $4.1 million, for the years ended December 31, 2020, 2019 and 2018, respectively, and was included in interest expense.

Mortgage Debt
During November 2020, we closed on a $180.0 million mortgage loan for 250 West 57th Street. This new interest-only loan bears a fixed interest rate of 2.83% and matures in December 2030.

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

This new amended and restated senior unsecured revolving credit and term loan facility (the "Credit Facility") is in the original principal amount of up to $1.315 billion, which consists of a $1.1 billion revolving credit facility and a $215.0 million term loan facility. We borrowed the term loan facility in full at closing. We may request the Credit Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.75 billion. As of December 31, 2020, we had no borrowings under the revolving credit facility and $215.0 million outstanding under the term loan facility.

The initial maturity of the unsecured revolving credit facility is August 2021. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the unsecured revolving credit facility on the first and the second extensions, respectively. We recently began a process to recast the credit facility and exercise an extension option. The term loan facility matures in March 2025. We may prepay the loans under the Credit Facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar Rate borrowings.

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

The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of December 31, 2020, our borrowings amounted to $175.0 million under the Term Loan Facility.

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

    As of December 31, 2020, we were in compliance with the covenants under the Credit Facility and the Term Loan Facility.

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

For the years ended December 31, 2019 and 2018, total interest expense related to the 2.625% Exchangeable Senior Notes was $6.1 million and $9.9 million, respectively, consisting of (i) contractual interest expense of $4.1 million and $6.6 million, respectively, (ii) additional non-cash interest expense of $1.6 million and $2.7 million, respectively, related to the accretion of the debt discount, and (iii) amortization of deferred financing costs of $0.4 million and $0.6 million, respectively.

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
The terms of the Series A, B, C, D, E, F, G and H Notes agreements include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of December 31, 2020, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Accrued capital expenditures	$58,057	$90,910
Accounts payable and accrued expenses	32,309	35,084
Interest rate swap agreements liability	8,849	13,330
Accrued interest payable	3,219	3,699
Due to affiliated companies	769	763
Total accounts payable and accrued expenses	$103,203	$143,786

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
    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.9 million. If we had breached any of these provisions at December 31, 2020, we could have been required to settle our obligations under the agreements at their termination value of $8.9 million.
    As of December 31, 2020 and 2019, we had interest rate LIBOR swaps with an aggregate notional value of $265.0 million and $390.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2020 and 2019, the fair value of our derivative instruments amounted to ($8.8 million) and ($13.3 million), respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities.
    As of December 31, 2020 and 2019, our cash flow hedges are deemed highly effective and for the years ended December 31, 2020 and 2019, net unrealized losses of $10.5 million and $20.6 million, respectively, are reflected in the consolidated statements of comprehensive income (loss) relating to both active and terminated cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $11.5 million net loss of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of December 31, 2020 and 2019 (dollar amounts in thousands):

						December 31, 2020		December 31, 2019
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(8,849)	$—	$(4,247)
Interest rate swap	125,000	3 Month LIBOR	2.9580%	July 1, 2019	July 1, 2026	—	—	—	(9,083)
						$—	$(8,849)	$—	$(13,330)

    During the year ended December 31, 2020, we terminated the $125.0 million swap and paid a settlement fee of $20.3 million.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2020	December 31, 2019	December 31, 2018
Amount of gain (loss) recognized in other comprehensive income (loss)	$(19,322)	$(21,813)	$(2,721)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(8,870)	(1,231)	(1,845)

    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018(amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2020	December 31, 2019	December 31, 2018
Total interest (expense) presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$(89,907)	$(79,246)	$(79,623)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(8,870)	(1,231)	(1,845)
Fair Valuation
    The estimated fair values at December 31, 2020 and 2019 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
    The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$8,849	$8,849	$—	$8,849	$—
Mortgage notes payable	775,929	808,294	—	—	808,294
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,159	1,039,857	—	—	1,039,857
Unsecured term loan facilities	387,561	390,000	—	—	390,000

	December 31, 2019
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	13,330	13,330	—	13,330	—
Mortgage notes payable	605,542	629,609	—	—	629,609
Senior unsecured notes - Series A, B, C, D, E and F	798,392	843,394	—	—	843,394
Unsecured term loan facility	264,640	265,000	—	—	265,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2020 and 2019. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases
Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our December 31, 2020 and 2019 consolidated statements of operations as rental revenue and in our December 31, 2018 consolidated statement of operations as tenant expense reimbursement.

    Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the year ended December 31, 2020 and 2019 are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Fixed payments	$496,515	$510,799
Variable payments	66,556	75,615
Total rental revenue	$563,071	$586,414

As of December 31, 2020, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

2021	$492,574
2022	489,185
2023	468,877
2024	431,204
2025	391,228
Thereafter	1,846,423
$4,119,491
    The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $29.1 million and lease liabilities of $29.1 million in our consolidated balance sheet as of December 31, 2020. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of December 31, 2020 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of December 31, 2020 was 49.3 years.
    As of December 31, 2020, the following table summarizes our future minimum lease payments with the amounts discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

2021	$1,518
2022	1,518
2023	1,518
2024	1,518
2025	1,518
Thereafter	65,262
Total undiscounted lease payments	72,852
Present value discount	(43,748)
Ground lease liabilities	$29,104

8. Commitments and Contingencies
Legal Proceedings
Litigation
    Except as described below, as of December 31, 2020, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.

    As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, (the "Respondents"). The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that was settled with court approval. Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an IPO litigation expense in the consolidated statement of operations for the nine months ended September 30, 2020.

Respondents believe that such award in favor of the Claimants is entirely without merit, and have sought vacatur of that portion of the award. In addition, certain of the Claimants have stated in the federal court action that they intend to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless.

     Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.

Unfunded Capital Expenditures
At December 31, 2020, we estimate that we will incur approximately $121.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At December 31, 2020, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

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
Major Customers and Other Concentrations
    For the year ended December 31, 2020, other than two tenants who accounted for 6.9% and 3.5% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2019, other than three tenants who accounted for 6.8%, 3.2% and 3.2% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2018, other than five tenants who accounted for 6.0%, 3.1%, 2.9%, 2.0% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
    For the years ended December 31, 2020, 2019 and 2018, the six properties listed below accounted for the indicated percentage of total rental revenues. No other property accounted for more than 5.0% of total rental revenues.

	Year Ended December 31,
	2020	2019	2018
Empire State Building	32.8%	32.9%	31.9%
One Grand Central Place	12.4%	12.3%	12.8%
111 West 33rd Street	10.5%	9.9%	9.3%
1400 Broadway	8.0%	7.1%	7.1%
250 West 57th Street	5.7%	5.5%	5.2%
First Stamford Place	5.4%	5.4%	5.9%
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2020, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.

Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and, as of December 31, 2020, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

Multiemployer Pension and Defined Contribution Plans
    We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

We participate in various unions. The union in which we have significant employees and costs is 32BJ.
32BJ
We participate in the Building Service 32BJ, ("Union"), Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2018, September 27, 2019 and September 28, 2020, the actuary certified that for the plan years beginning July 1, 2018, July 1, 2019 and July 1, 2020, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For each of the years ended June 30, 2020, 2019 and 2018, the Pension Plan received contributions from employers totaling $291.3 million, $290.1 million and $272.3 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2020, 2019 and 2018, the Health Plan received contributions from employers totaling $1.6 billion, $1.5 billion and $1.4 billion, respectively.

Term of Collective Bargaining Agreement
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2020 and runs through December 31, 2023.

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2020, 2019 and 2018 are included in the table below (amounts in thousands):

	For the Year Ended December 31,
Benefit Plan	2020	2019	2018
Pension Plans (pension and annuity)*	$2,383	$3,418	$3,327
Health Plans**	6,873	10,055	9,373
Other***	416	641	814
Total plan contributions	$9,672	$14,114	$13,514
*    Pension plans include $0.8 million, $1.0 million and $1.0 million for the years ended 2020, 2019 and 2018, respectively, to multiemployer plans not discussed above.
** Health plans include $1.4 million, $1.8 million and $1.6 million for the years ended 2020, 2019 and 2018, respectively, to multiemployer plans not discussed above.
*** Other consists of union costs which were not itemized between pension and health plans. Other includes $0.3 million, $0.4 million and $0.2 million for the years ended 2020, 2019 and 2018, respectively, in connection with other multiemployer plans not discussed above.

    The decrease in plan contributions in 2020 is mainly due to the reduction in payroll levels as a result of the COVID-19 pandemic. Benefit plan contributions are included in operating expenses in our consolidated statements of operations.

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
    The following is net income attributable to common stockholders and the issuance of our class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Year ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$(16,712)	$49,445	$65,603
Increase in additional paid-in capital for the conversion of OP Units into common stock	30,170	27,740	70,452
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$13,458	$77,185	$136,055
    As of December 31, 2020, there were approximately 285.3 million common stock and OP Units outstanding, of which approximately 171.6 million, or 60.1%, were owned by us and approximately 113.7 million, or 39.9%, were owned by other partners, including certain directors, officers and other members of executive management.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program

On December 31, 2019 our board authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2020 through December 31, 2020. On December 11, 2020, our board approved a new authorization for the repurchase of up to $500 million of such securities from January 1, 2021 through December 31, 2021. Under the repurchase program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities for the year ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
Year ended December 31, 2020	17,279,252	$8.32	17,279,252	$356,287

Private Perpetual Preferred Units

    As of December 31, 2020, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions
    The following table summarizes the dividends paid on our Class A common stock and Class B common stock for the years ended December 31, 2020, 2019 and 2018:

Record Date	Payment Date	Amount per Share
June 19, 2020	June 30, 2020	$0.105
March 16, 2020	March 31, 2020	$0.105

December 23, 2019	December 31, 2019	$0.105
September 16, 2019	September 30, 2019	$0.105
June 14, 2019	June 28, 2019	$0.105
March 15, 2019	March 29, 2019	$0.105

December 17, 2018	December 31, 2018	$0.105
September 14, 2018	September 28, 2018	$0.105
June 15, 2018	June 29, 2018	$0.105
March 15, 2018	March 30, 2018	$0.105
    We paid a dividend in the first and second quarters of 2020 and suspended the dividend for the third and fourth quarters of 2020.
Total dividends paid to common securityholders during 2020, 2019 and 2018 were $37.2 million, $75.2 million and $70.9 million, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, during 2020, 2019 and 2018 totaled $23.7 million, $50.8 million and $54.7 million, respectively. Total distributions paid to Preferred unitholders during 2020, 2019 and 2018 were $4.2 million, $1.7 million, and $0.9 million, respectively.
    Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The 2020 dividends of $0.21 per share are classified for income tax purposes 100% as taxable ordinary dividends eligible for the Section 199A deduction and 0% as a return of capital. The 2019 dividends of $0.42 per share are classified for income tax purposes 31.4% as taxable ordinary dividends eligible for the Section 199A deduction and 68.6% as a return of capital. The 2018 dividends of $0.42 per share are classified for income tax purposes 83.8% as taxable ordinary dividends eligible for the Section 199A deduction and 16.2% as a return of capital.
Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards.. An aggregate of 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan, and as of December 31, 2020, approximately 8.5 million shares of common stock remain available for future issuance under the Plans.
    In December and August 2020, we granted Grant H. Hill and R. Paige Hood, respectively, our new non-employee directors, a total of 31,117 LTIP units that are subject to time-based vesting with a fair market value of $0.2 million. These awards vest ratably on each of the first three anniversaries of May 15, 2020, subject generally to their continued service on our Board of Directors.

In May 2020, we made grants of LTIP units under the 2019 Plan. At such time, we granted our non-employee directors a total of 171,153 LTIP units that are subject to time-based vesting with fair market values of $1.1 million. These awards vest ratably over three years from the date of the grant, subject generally to the director's continued service on our Board of Directors. We also granted Christina Chiu, our Executive Vice President and Chief Financial Officer, a total of 82,199 LTIP units that are subject to time-based vesting and 116,927 LTIP units that are subject to market-based vesting, with fair market values of $0.5 million for the time-based vesting awards and $0.5 million for the market-based vesting awards. We also granted certain other employees a total of 63,229 LTIP units that are subject to time-based vesting with a fair market value of $0.4 million. The awards subject to time-based vesting vest ratably over three or four years from the date of grant, subject generally to the grantee's continued employment. The first installment vests on the respective grant dates in May 2021 and the remainder will vest thereafter in two or three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on May 7, 2020. Following the completion of the three-year performance period, our Compensation and Human Capital Committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on May 7, 2023 and the second installment vesting on May 7, 2024, subject generally to the grantee's continued employment on those dates.

In March 2020, we made grants of LTIP units to executive officers under the 2019 Plan. At such time, we granted to executive officers a total of 745,155 LTIP units that are subject to time-based vesting and 3,358,767 LTIP units that are subject to market-based vesting, with fair market values of $5.6 million for the time-based vesting awards and $14.0 million for the 22 market-based vesting awards. In March 2020, we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan. At such time, we granted to certain other employees a total of 113,971 LTIP units and 158,806 shares of restricted stock that are subject to time-based vesting and 502,475 LTIP units that are subject to market-based vesting, with fair market values of $2.3 million for the time-based vesting awards and $2.3 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2020, subject generally to the grantee's continued employment. The first installment vests on January 1, 2021 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2020. Following the completion of the three-year performance period, our Compensation and Human Capital Committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2023 and the second installment vesting on January 1, 2024, subject generally to the grantee's continued employment on those dates.

For awards granted in 2017, 2018, 2019 and 2020, our named executive officers could elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIP's at the face amount of such bonus or (ii) time-vesting LTIP's which would vest over three years, subject to continued employment, at 125% of such face amount (the "bonus election program"). In March 2020, we made grants of LTIP units to executive officers under the 2019 Plan in connection with the 2019 bonus election program. We granted to executive officers a total of 624,380 LTIP units that are subject to time-based vesting with a fair market value of $4.4 million. Of these LTIP units, 23,049 LTIP units vested immediately on the grant date and 601,331 LTIP units vest ratably over three years from January 1, 2020, subject generally to the grantee's continued employment. The first installment vests on January 1, 2021 and the remainder will vest thereafter in two equal annual installments.

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

    Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three or four years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant.  Prior to amendment of the 2019 Plan on July 13, 2020, an employee is retirement eligible when the employee attains the (i) age of 60 and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates. On July 13, 2020, the board amended the 2019 Plan such that the retirement eligibility age was raised from 60 to 65 starting with grant awards issued after such amendment date, and amended certain grant agreements for equity awards issued in early 2020 such that the new retirement age would apply to such 2020 awards issued prior to July 13, 2020. Share-based compensation for market-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years depending on retirement eligibility.

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

    LTIP units and restricted stock issued during the year ended December 31, 2020, 2019 and 2018 were valued at $28.3 million, $27.9 million and $23.6 million, respectively. The weighted-average per unit or share fair value was $5.44, $9.56 and $8.54 for grants issued in 2020, 2019 and 2018, respectively. The per unit or share granted in 2020 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.5 years, a dividend rate of 3.70%, a risk-free interest rate from 0.16% to 0.50%, and an expected price volatility from 19.0% to 26.0%. The per unit or share granted in 2019 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.40%, a risk-free interest rate from 2.48% to 2.63%, and an expected price volatility from 17.0% to 22.0%. The per unit or share granted in 2018 was estimated on the respective dates of grant using the following assumptions: an expected life of 2.8 years, a dividend rate of 2.30%, a risk-free interest rate of 2.50% and an expected price volatility of 20.0%.     No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2020, 2019 and 2018.

    The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2020:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2019	118,918	5,986,569	$9.73
Vested	(58,326)	(1,052,692)	14.04
Granted	161,449	5,042,810	5.44
Forfeited or unearned	(4,341)	(2,226,403)	7.55
Unvested balance at December 31, 2020	217,700	7,750,284	$6.94
    The total fair value of LTIP units and restricted stock that vested during 2020, 2019 and 2018 was $15.6 million, $10.1 million and $7.7 million, respectively.

    The LTIP unit and restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 or 65, as applicable, and (ii) the date on which the grantee has first completed ten years of continuous service with us or our affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based awards, and accordingly, we recognized $2.6 million, $2.0 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Unrecognized compensation expense was $1.4 million at December 31, 2020, which will be recognized over a weighted average period of 2.1 years.
    For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $22.9 million, $18.8 million and $17.0 million in noncash compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. Unrecognized compensation expense was $26.5 million at December 31, 2020, which will be recognized over a weighted average period of 2.2 years.
Earnings Per Share
    Earnings per share for the years ended December 31, 2020, 2019 and 2018 is computed as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2020	2019	2018
Numerator - Basic:
Net income (loss)	$(22,889)	$84,290	$117,253
Private perpetual preferred unit distributions	(4,197)	(1,743)	(936)
Net income attributable to non-controlling interests	10,374	(33,102)	(50,714)
Earnings allocated to unvested shares	(60)	(45)	(38)
Net income (loss) attributable to common stockholders - basic	$(16,772)	$49,400	$65,565

Numerator - Diluted:
Net income (loss)	$(22,889)	$84,290	$117,253
Private perpetual preferred unit distributions	(4,197)	(1,743)	(936)
Earnings allocated to unvested shares	(60)	(45)	(38)
Net income (loss) attributable to common stockholders - diluted	$(27,146)	$82,502	$116,279

Denominator:
Weighted average shares outstanding - basic	175,169	178,340	167,571
Operating partnership units	108,657	119,458	129,687
Effect of dilutive securities:
Stock-based compensation plans	11	—	1
Weighted average shares outstanding - diluted	283,837	297,798	297,259

Earnings per share - basic	$(0.10)	$0.28	$0.39
Earnings per share - diluted	$(0.10)	$0.28	$0.39
    There were 307,536, 416,492, and 485,865 antidilutive shares for the years ended December 31, 2020, 2019 and 2018, respectively.
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

    First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to one protected asset, First Stamford Place, and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 87 and 84 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
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
Employment Agreement and Change in Control Severance Agreements
    We entered into an employment agreement with Anthony E. Malkin, which provides for salary, bonuses and other benefits, including among other things, severance benefits upon a termination of employment under certain circumstances and the issuance of equity awards. In addition, we entered into change in control severance agreements with Thomas P. Durels, Thomas N. Keltner, Jr. and Christina Chiu.
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

Excluded Properties and Businesses
    The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in nine multi-family properties and five net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut). The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions. We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in one mezzanine and senior equity fund and five property managers, and which we refer to collectively as the excluded businesses. Other than the Greenwich retail property, we do not believe that the excluded properties or the excluded businesses are consistent with our portfolio geographic or property type composition, management or strategic direction.
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
    We earned asset management (supervisory) and service fees from excluded properties and businesses of $0.9 million, $0.9 million and $1.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.
    We earned property management fees from excluded properties of $0.3 million, $0.3 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Other
    We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
11. Income Taxes
    TRS Holdings and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Current:
Federal	$4,932	$(1,077)	$(2,389)
State and local	2,699	(872)	(2,253)
Total current	7,631	(1,949)	(4,642)
Deferred:
Federal	(340)	(248)	—
State and local	(320)	(232)	—
Total deferred	(660)	(480)	—
Income tax benefit (expense)	$6,971	$(2,429)	$(4,642)
In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA includes a number of changes to existing U.S. tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

In March 2020, the Coronavirus Aid, Relief, Economic Security (“CARES”) Act was enacted. The CARES Act includes a number of federal tax reliefs, including the carryback of a net operating loss (“NOL”) incurred in 2018, 2019 and 2020 to each of the five preceding taxable years to generate a refund of previous paid income taxes. Such NOLs may offset 100% of taxable income for taxable years beginning before 2021 (80% thereafter). Many states, including New York, have not adopted the NOL provisions of the CARES Act and continue to have their own rules with respect to the application of NOLs. The carryback of Observatory TRS’s NOL to previous tax years resulted in a 13% increase of U.S. corporation income tax benefit.

As of December 31, 2020, Empire State Realty Trust, Inc. had $67.9 million NOL carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of our REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by us to meet REIT requirements to zero, except for the tax year ended December 31, 2020, of which we were able to offset 100% of our REIT taxable income in accordance with the CARES Act. The federal NOL may be carried forward indefinitely. Other limitations may apply to our ability to use our NOL to offset taxable income.

As of December 31, 2020, the observatory TRS had a federal, state, and local income tax receivable of $8.1 million due to a NOL for the year ended December 31, 2020. Under special provisions of the CARES Act, the NOL can be carried back five years for federal income tax purposes. Due to limitations on the use of net operating loss carrybacks for state and local tax, the observatory TRS will carry forward $3.8 million of NOL to offset future taxable income, if any. The state and local NOL can be carried forward for up to 20 years.

We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The effective income tax rate is 47.0%, 34.0% and 34.0% for the years ended December 31, 2020, 2019 and 2018, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Federal tax benefit (expense) at statutory rate	$2,544	$(1,575)	$(2,844)
State income tax benefit (expense), net of federal benefit	2,379	(854)	(1,798)
Corporate income tax rate adjustment	2,048	—	—
Income tax benefit (expense)	$6,971	$(2,429)	$(4,642)

The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, 2020, 2019 and 2018 (amounts in thousands):

	2020	2019	2018
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$256	$916	$1,396
New York City net operating loss carryforward credit	334	—	—
Deferred tax assets	$590	$916	$1,396
    Deferred tax assets at December 31, 2020, 2019 and 2018, respectively, are attributable to the inclusion of deferred revenue on observatory admission ticket sales not redeemed at year-end in determining income for tax reporting purposes and are included in prepaid expenses and other assets on the consolidated balance sheets. The deferred tax assets at December 31, 2020, respectively, are attributable to the inclusion of the New York City net operating loss to be carried forward and utilized during income years for a period of 20 years. No valuation allowance has been recorded against the deferred tax asset because the company believes that the deferred tax asset will, more likely than not, be realized. This determination is based on the observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

    At December 31, 2020, 2019 and 2018, the TRS entities have no amount of unrecognized tax benefits. For tax years 2020, 2019, 2018 and 2017, the United States federal and state tax returns are open for examination.
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

    The following tables provide components of segment profit for each segment for the years ended December 31, 2020, 2019 and 2018, as reviewed by management (amounts in thousands):

	2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$563,071	$—	$—	$563,071
Intercompany rental revenue	17,827	—	(17,827)	—
Observatory revenue	—	29,057	—	29,057
Lease termination fees	9,416	—	—	9,416
Third-party management and other fees	1,225	—	—	1,225
Other revenue and fees	6,459	—	—	6,459
Total revenues	597,998	29,057	(17,827)	609,228
Operating expenses:
Property operating expenses	136,141	—	—	136,141
Intercompany rent expense	—	17,827	(17,827)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	62,244	—	—	62,244
Observatory expenses	—	23,723	—	23,723
Real estate taxes	121,923	—	—	121,923
Impairment charges	6,204	—	—	6,204
Depreciation and amortization	190,863	143	—	191,006
Total operating expenses	526,701	41,693	(17,827)	550,567
Total operating income (loss)	71,297	(12,636)	—	58,661
Other income (expense):
Interest income	2,542	95	—	2,637
Interest expense	(89,907)	—	—	(89,907)
Loss on early extinguishment of debt	(86)	—	—	(86)
IPO litigation expense	(1,165)	—	—	(1,165)
Loss before income taxes	(17,319)	(12,541)	—	(29,860)
Income tax (expense) benefit	(843)	7,814	—	6,971
Net loss	$(18,162)	$(4,727)	$—	$(22,889)
Segment assets	$3,903,884	$246,811	$—	$4,150,695
Expenditures for segment assets	$101,306	$2,754	$—	$104,060

	2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$586,414	$—	$—	$586,414
Intercompany rental revenue	82,469	—	(82,469)	—
Observatory revenue	—	128,769	—	128,769
Lease termination fees	4,352	—	—	4,352
Third-party management and other fees	1,254	—	—	1,254
Other revenue and fees	10,554	—	—	10,554
Total revenues	685,043	128,769	(82,469)	731,343
Operating expenses:
Property operating expenses	174,977	—	—	174,977
Intercompany rent expense	—	82,469	(82,469)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	61,063	—	—	61,063
Observatory expenses	—	33,767	—	33,767
Real estate taxes	115,916	—	—	115,916
Depreciation and amortization	181,558	30	—	181,588
Total operating expenses	542,840	116,266	(82,469)	576,637
Total operating income	142,203	12,503	—	154,706
Other income (expense):
Interest income	11,259	—	—	11,259
Interest expense	(79,246)	—	—	(79,246)
Income before income taxes	74,216	12,503	—	86,719
Income tax expense	(896)	(1,533)	—	(2,429)
Net income	$73,320	$10,970	$—	$84,290
Segment assets	$3,671,211	$260,623	$—	$3,931,834
Expenditures for segment assets	$191,630	$64,294	$—	$255,924

	2018
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$493,231	$—	$—	$493,231
Intercompany rental revenue	79,954	—	(79,954)	—
Tenant expense reimbursement	72,372	—	—	72,372
Observatory revenue	—	131,227	—	131,227
Lease termination fees	20,847	—	—	20,847
Third-party management and other fees	1,440	—	—	1,440
Other revenue and fees	12,394	—	—	12,394
Total revenues	680,238	131,227	(79,954)	731,511
Operating expenses:
Property operating expenses	167,379	—	—	167,379
Intercompany rent expense	—	79,954	(79,954)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	52,674	—	—	52,674
Observatory expenses	—	32,767	—	32,767
Real estate taxes	110,000	—	—	110,000
Depreciation and amortization	168,430	78	—	168,508
Total operating expenses	507,809	112,799	(79,954)	540,654
Total operating income	172,429	18,428	—	190,857
Other income (expense):
Interest income	10,661	—	—	10,661
Interest expense	(79,623)	—	—	(79,623)
Income before income taxes	103,467	18,428	—	121,895
Income tax expense	(1,114)	(3,528)	—	(4,642)
Net income	$102,353	$14,900	$—	$117,253
Segment assets	$3,930,330	$265,450	$—	$4,195,780
Expenditures for segment assets	$201,685	$54,811	$—	$256,496

During the second quarter 2020, we wrote-off $4.1 million of prior expenditures on a potential energy efficiency project in our real estate segment that is not economically feasible in today's regulatory environment. During the third quarter 2020, we also wrote off $2.1 million of prior expenditures on a build-to-suit development project in our real estate segment that was halted due to reconsideration by the user driven by the COVID-19 pandemic. For the year ended December 31, 2020, the total $6.2 million write-off is shown as Impairment charges in the consolidated statement of operations.

13. Summary of Quarterly Financial Information (unaudited)

    The quarterly results of operations of our company for the years ended December 31, 2020, 2019 and 2018 are as follows (amounts in thousands):

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$170,224	$141,030	$146,575	$151,399
Operating income	$26,973	$334	$11,928	$19,426
Net income (loss)	$8,288	$(19,618)	$(12,269)	$710
Net income (loss) attributable to common stockholders	$4,495	$(12,793)	$(8,204)	$(210)
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.02	$(0.07)	$(0.05)	$0.00

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$167,293	$176,244	$192,873	$194,933
Operating income	$26,076	$36,239	$45,279	$47,112
Net income	$9,856	$18,930	$26,784	$28,720
Net income attributable to common stockholders	$5,677	$11,087	$15,882	$16,799
Net income per share attributable to common stockholders:
Basic and diluted	$0.03	$0.06	$0.09	$0.09

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$167,271	$178,529	$186,402	$199,309
Operating income	$34,164	$49,665	$48,538	$58,490
Net income	$18,058	$30,184	$29,230	$39,781
Net income attributable to common stockholders	$9,768	$16,651	$16,342	$22,842
Net income per share attributable to common stockholders:
Basic and diluted	$0.06	$0.10	$0.10	$0.13

14. Subsequent Events
    None.

Empire State Realty Trust, Inc.
Schedule II—Valuation and Qualifying Accounts
(amounts in thousands)

Description	Balance At Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-Off	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$1,607	$(811)	$(289)	$507

Empire State Realty Trust, Inc.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/20
Development	Type	Encumbrances	Land and Development Costs	Building & Improvements	Improvements	Carrying Costs	Land and Development Costs	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
111 West 33rd Street, New York, NY	office / retail	$—	$13,630	$244,461	$125,514	n/a	$13,630	$369,975	$383,605	$70,495	1954	2014	various
1400 Broadway, New York, NY	office / retail	—	—	96,338	86,939	—	—	183,277	183,277	46,694	1930	2014	various
1333 Broadway, New York, NY	office / retail	158,676	91,435	120,190	10,469	n/a	91,435	130,659	222,094	29,285	1915	2013	various
1350 Broadway, New York, NY	office / retail	—	—	102,518	38,180	—	—	140,698	140,698	38,967	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	173,835	2,117	5,041	163,843	n/a	2,117	168,884	171,001	49,958	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	96,842	n/a	1,100	99,442	100,542	45,220	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	63,075	n/a	1,233	64,884	66,117	32,420	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	970,966	n/a	21,551	1,009,900	1,031,451	275,648	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	268,333	n/a	7,222	285,841	293,063	123,509	1930	1954	various
First Stamford Place, Stamford, CT	office	178,943	22,952	122,739	75,458	n/a	24,861	196,288	221,149	91,678	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	87,236	5,313	28,602	19,581	n/a	5,313	48,183	53,496	31,903	1987	1984	various
383 Main Avenue, Norwalk, CT	office	29,668	2,262	12,820	30,878	n/a	2,262	43,698	45,960	15,901	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	26,708	n/a	4,571	52,623	57,194	26,760	1987	1999	various
10 Bank Street, White Plains, NY	office	31,624	5,612	31,803	20,833	n/a	5,612	52,636	58,248	25,537	1989	1999	various
10 Union Square, New York, NY	retail	49,365	5,003	12,866	2,579	n/a	5,003	15,445	20,448	8,687	1987	1996	various
1542 Third Avenue, New York, NY	retail	29,592	2,239	15,266	464	n/a	2,239	15,730	17,969	8,644	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	36,990	4,462	15,817	1,251	n/a	4,463	17,067	21,530	9,500	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	6,317	n/a	2,782	22,083	24,865	8,052	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	360	n/a	1,260	7,386	8,646	2,754	1900	2006	various
Property for development at the Transportation Hub in Stamford, CT	land	—	4,542	—	8,071	—	12,508	105	12,613	—	n/a	n/a	n/a
Totals		$775,929	$199,287	$918,018	$2,016,661	$—	$209,162	$2,924,804	$3,133,966	$941,612

Empire State Realty Trust, Inc.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
    The changes in our investment properties for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$3,109,433	$2,884,486	$2,667,655
Acquisition of new properties	—	—	—
Improvements	104,060	255,924	256,496
Disposals	(79,527)	(30,977)	(39,665)
Balance, end of year	$3,133,966	$3,109,433	$2,884,486
    The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2020 was $2.8 billion.
2. Reconciliation of Accumulated Depreciation
    The changes in our accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$862,534	$747,304	$656,900
Depreciation expense	158,605	146,207	130,069
Disposals	(79,527)	(30,977)	(39,665)
Balance, end of year	$941,612	$862,534	$747,304
    Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years
Building improvements	39 years or useful life
Tenant improvements	Term of related lease