Form 10-Q
period 2021-03-31
Empire State Realty Trust, Inc.
filed 2021-05-07
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
(212) 850-2600
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2021, there were 171,931,429 shares of Class A Common Stock, $0.01 par value per share, outstanding and 1,003,441 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$201,196	$201,196
Development costs	8,064	7,966
Building and improvements	2,943,148	2,924,804
	3,152,408	3,133,966
Less: accumulated depreciation	(973,940)	(941,612)
Commercial real estate properties, net	2,178,468	2,192,354
Cash and cash equivalents	567,102	526,714
Restricted cash	40,295	41,225
Tenant and other receivables	16,749	21,541
Deferred rent receivables	228,117	222,508
Prepaid expenses and other assets	50,427	77,182
Deferred costs, net	207,058	203,853
Acquired below-market ground leases, net	342,777	344,735
Right of use assets	29,051	29,104
Goodwill	491,479	491,479
Total assets	$4,151,523	$4,150,695
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$775,276	$775,929
Senior unsecured notes, net	973,214	973,159
Unsecured term loan facilities, net	387,811	387,561
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	102,381	103,203
Acquired below-market leases, net	30,112	31,705
Ground lease liabilities	29,051	29,104
Deferred revenue and other liabilities	94,625	88,319
Tenants’ security deposits	27,858	30,408
Total liabilities	2,420,328	2,419,388
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 171,327,270 and 170,555,274 shares issued and outstanding in 2021 and 2020, respectively	1,713	1,705
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 1,004,601 and 1,010,130 shares issued and outstanding in 2021 and 2020, respectively	10	10
Additional paid-in capital	1,147,588	1,147,527
Accumulated other comprehensive loss	(26,544)	(28,320)
Retained deficit	(69,272)	(65,673)
Total Empire State Realty Trust, Inc. stockholders' equity	1,053,495	1,055,249
Non-controlling interests in operating partnership	647,760	646,118
Private perpetual preferred units:
Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664,038 issued and outstanding in 2021 and 2020, respectively	21,936	21,936
Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2021 and 2020	8,004	8,004
Total equity	1,731,195	1,731,307
Total liabilities and equity	$4,151,523	$4,150,695
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenue	$140,231	$148,113
Observatory revenue	2,603	19,544
Lease termination fees	1,289	211
Third-party management and other fees	276	346
Other revenue and fees	905	2,010
Total revenues	145,304	170,224
Operating expenses:
Property operating expenses	30,279	41,468
Ground rent expenses	2,331	2,331
General and administrative expenses	13,853	15,951
Observatory expenses	4,588	8,154
Real estate taxes	31,447	29,254
Depreciation and amortization	44,457	46,093
Total operating expenses	126,955	143,251
Total operating income	18,349	26,973
Other income (expense):
Interest income	122	637
Interest expense	(23,554)	(19,618)
Loss on early extinguishment of debt	(214)	(86)
Income (loss) before income taxes	(5,297)	7,906
Income tax benefit	2,106	382
Net income (loss)	(3,191)	8,288
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net (income) loss attributable to non-controlling interests	1,620	(2,743)
Net income (loss) attributable to common stockholders	$(2,621)	$4,495

Total weighted average shares:
Basic	171,735	181,741
Diluted	277,881	292,645

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Dividends per share	$—	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(3,191)	$8,288
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	59	(17,695)
Less: amount reclassified into interest expense	2,869	796
Other comprehensive income (loss)	2,928	(16,899)
Comprehensive loss	(263)	(8,611)
Net (income) loss attributable to non-controlling interests and private perpetual preferred unitholders	570	(3,793)
Other comprehensive (income) loss attributable to non-controlling interests	(1,114)	6,405
Comprehensive loss attributable to common stockholders	$(807)	$(5,999)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended March 31, 2021 and 2020
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2020	170,555	$1,705	1,010	$10	$1,147,527	$(28,320)	$(65,673)	$1,055,249	$646,118	$29,940	$1,731,307
Conversion of operating partnership units and Class B shares to Class A shares	1,071	11	(5)	—	2,689	(38)	—	2,662	(2,662)	—	—
Repurchases of common shares	(383)	(4)	—	—	(2,551)	—	(978)	(3,533)	—	—	(3,533)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	4,810	—	4,810
Restricted stock, net of forfeitures	84	1	—	—	(77)	—	—	(76)	—	—	(76)
Dividends and distributions	—	—	—	—	—	—	—	—	—	(1,050)	(1,050)
Net income (loss)	—	—	—	—	—	—	(2,621)	(2,621)	(1,620)	1,050	(3,191)
Other comprehensive income	—	—	—	—	—	1,814	—	1,814	1,114	—	2,928
Balance at March 31, 2021	171,327	$1,713	1,005	$10	$1,147,588	$(26,544)	$(69,272)	$1,053,495	$647,760	$29,940	$1,731,195

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2019	180,878	$1,809	1,017	$10	$1,232,433	$(21,496)	$15,764	$1,228,520	$690,242	$29,151	$1,947,913
Issuance of private perpetual in exchange for common shares	—	—	—	—	—	—	—	—	(789)	789	—
Conversion of operating partnership units and Class B shares to Class A shares	1,660	17	(2)	—	7,661	(116)	—	7,562	(7,562)	—	—
Repurchases of common shares	(6,571)	(65)	—	—	(44,363)	—	(18,238)	(62,666)	—	—	(62,666)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,737	—	5,737
Restricted stock, net of forfeitures	146	—	—	—	154	—	—	154	—	—	154
Dividends and distributions	—	—	—	—	—	—	(18,987)	(18,987)	(12,614)	(1,050)	(32,651)
Net income	—	—	—	—	—	—	4,495	4,495	2,743	1,050	8,288
Other comprehensive loss	—	—	—	—	—	(10,494)	—	(10,494)	(6,405)	—	(16,899)
Balance at March 31, 2020	176,113	$1,761	1,015	$10	$1,195,885	$(32,106)	$(16,966)	$1,148,584	$671,352	$29,940	$1,849,876

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(3,191)	$8,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,457	46,093
Amortization of non-cash items within interest expense	2,733	1,052
Amortization of acquired above- and below-market leases, net	(654)	(908)
Amortization of acquired below-market ground leases	1,958	1,958
Straight-lining of rental revenue	(6,347)	(8,193)
Equity based compensation	4,734	5,891
Loss on early extinguishment of debt	214	86
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(2,550)	(17)
Tenant and other receivables	4,792	2,874
Deferred leasing costs	(3,243)	(4,118)
Prepaid expenses and other assets	26,755	24,869
Accounts payable and accrued expenses	(3,302)	(5,261)
Deferred revenue and other liabilities	7,044	(7,840)
Net cash provided by operating activities	73,400	64,774
Cash Flows From Investing Activities
Development costs	(98)	(811)
Additions to building and improvements	(20,714)	(39,799)
Net cash used in investing activities	(20,812)	(40,610)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(1,008)	(970)
Proceeds from unsecured senior notes	—	175,000
Proceeds from unsecured term loan	—	175,000
Repayment of unsecured term loan	—	(50,000)
Proceeds from unsecured revolving credit facility	—	550,000
Deferred financing costs	(7,539)	(3,610)
Repurchases of common shares	(3,533)	(62,666)
Private perpetual preferred unit distributions	(1,050)	(1,050)
Dividends paid to common stockholders	—	(18,987)
Distributions paid to non-controlling interests in the operating partnership	—	(12,614)
Net cash (used in) provided by financing activities	(13,130)	750,103
Net increase in cash and cash equivalents and restricted cash	39,458	774,267
Cash and cash equivalents and restricted cash—beginning of period	567,939	271,597
Cash and cash equivalents and restricted cash—end of period	$607,397	$1,045,864

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$526,714	$233,946
Restricted cash at beginning of period	41,225	37,651
Cash and cash equivalents and restricted cash at beginning of period	$567,939	$271,597

Cash and cash equivalents at end of period	$567,102	$1,008,983
Restricted cash at end of period	40,295	36,881
Cash and cash equivalents and restricted cash at end of period	$607,397	$1,045,864

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,239	$17,081
Cash paid for income taxes	$13	$898

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$60,536	$78,107
Write-off of fully depreciated assets	4,853	13,932
Derivative instruments at fair values included in accounts payable and accrued expenses	7,450	30,387
Conversion of operating partnership units and Class B shares to Class A shares	2,662	7,562
Issuance of Series 2019 private perpetual preferred in exchange for common shares	—	789

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
    As of March 31, 2021, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of March 31, 2021, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
     We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013. Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of March 31, 2021, we owned approximately 60.3% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be taxed as a REIT and operate in a manner that we believe allows us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2013.
2. Summary of Significant Accounting Policies
    There have been no material changes to the summary of significant accounting policies included in the section entitled "Summary of Significant Accounting Policies" in our December 31, 2020 Annual Report on Form 10-K.

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
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2020 contained in our Annual Report on Form 10-K. We do not consider our business to be subject to material seasonal fluctuations, except that our observatory business is subject to tourism seasonality and currently impacted by the Coronavirus 19 ("COVID-19") pandemic. Historically, prior to the outbreak of the COVID-19 pandemic, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter and 23.0% to 25.0% was realized in the fourth quarter.
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
Recently Issued or Adopted Accounting Standards
    During April 2020, the Financial Accounting Standards Board ("FASB") staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease.
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
3. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Leasing costs	$203,730	$203,905
Acquired in-place lease value and deferred leasing costs	180,131	181,336
Acquired above-market leases	40,254	40,398
	424,115	425,639
Less: accumulated amortization	(225,967)	(223,918)
Total deferred costs, net, excluding net deferred financing costs	$198,148	$201,721
    At March 31, 2021 and December 31, 2020, $8.9 million and $2.1 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheet.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.6 million and $5.9 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense related to acquired lease intangibles was $1.7 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(54,139)	(52,181)
Acquired below-market ground leases, net	$342,777	$344,735

	March 31, 2021	December 31, 2020
Acquired below-market leases	$(77,686)	$(78,451)
Less: accumulated amortization	47,574	46,746
Acquired below-market leases, net	$(30,112)	$(31,705)
    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.
     As of March 31, 2021, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.
    In compliance with the requirements of authorities, we closed the Empire State Building Observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our Observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the standalone Observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the Observatory reporting unit exceeded its carrying value by less than 10.0%.  Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods.  We will continue to assess the impairment of the Observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.

4. Debt
    Debt consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Principal Balance		As of March 31, 2021
	March 31, 2021	December 31, 2020	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$86,803	$87,382	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.71%	7/1/2027
1010 Third Avenue and 77 West 55th Street	37,278	37,477	4.01%	4.23%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.19%	12/1/2030
10 Bank Street	31,795	32,025	4.23%	4.36%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.55%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
Total mortgage debt	785,876	786,884
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	215,000	215,000	LIBOR plus 1.20%	3.56%	3/19/2025
Unsecured revolving credit facility (4)	—	—	LIBOR plus 1.30%	—	3/31/2025
Unsecured term loan facility (4)	175,000	175,000	LIBOR plus 1.50%	3.60%	12/31/2026
Total principal	2,150,876	2,151,884
Deferred financing costs, net	(14,575)	(15,235)
Total	$2,136,301	$2,136,649
______________

(1)The effective rate is the yield as of March 31, 2021 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $16 million loan bearing interest at 6.25%.
(4)At March 31, 2021, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at March 31, 2021 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2021	$3,082	$—	$3,082
2022	5,628	—	5,628
2023	7,876	—	7,876
2024	7,958	77,675	85,633
2025	5,826	315,000	320,826
Thereafter	20,084	1,707,747	1,727,831
Total	$50,454	$2,100,422	$2,150,876

Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Financing costs	$42,689	$35,365
Less: accumulated amortization	(19,202)	(17,998)
Total deferred financing costs, net	$23,487	$17,367
    Amortization expense related to deferred financing costs was $1.2 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.
Unsecured Revolving Credit and Term Loan Facilities

    On March 31, 2021, through our Operating Partnership, we entered into a second amendment to an existing credit agreement ("Amended Credit Agreement") that will govern an amended senior unsecured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent, and Bank of America, Wells Fargo Bank, National Association, Capital One, National Association and JPMorgan Chase Bank, N.A., as co-syndication agents, and the lenders and the letter of credit issuers party thereto. The Amended Credit Agreement amends the amended and restated credit agreement dated August 29, 2017, as amended, by and among the parties named therein.

    The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of a $850.0 million revolving credit facility and a $215.0 million term loan facility. We borrowed the term loan facility in full in August 2017. We may request the Credit Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.50 billion. The Credit Facility will be used for our working capital needs and for other general corporate purposes. As of March 31, 2021, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

    The revolving credit facility matures on March 31, 2025. We have the option to extend the initial term for up to two additional 6-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the revolving credit facility on the first and the second extensions, respectively. The term loan facility matures on March 19, 2025. We may prepay the loans under the Credit Facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar Rate borrowings.

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
    The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of March 31, 2021, our borrowings amounted to $175.0 million under the Term Loan Facility.
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

    The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of March 31, 2021, we were in compliance with the covenants under the Credit Facility and the Term Loan Facility.
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

    The terms of the Series G and H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2021, we were in compliance with the covenants under the outstanding senior unsecured notes.

5. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Accrued capital expenditures	$60,536	$58,057
Accounts payable and accrued expenses	30,032	32,309
Interest rate swap agreements liability	7,450	8,849
Accrued interest payable	3,436	3,219
Due to affiliated companies	927	769
Total accounts payable and accrued expenses	$102,381	$103,203

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

    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2021, the fair value of the derivative in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to the agreement was $7.5 million. If we had breached any of these provisions at March 31, 2021, we could have been required to settle our obligation under the agreement at its termination value of $7.5 million.

    As of March 31, 2021 and December 31, 2020, we had an interest rate LIBOR swap with an aggregate notional value of $265.0 million and $265.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of March 31, 2021 and December 31, 2020, the fair value of our derivative instrument amounted to $(7.5) million and $(8.8) million, respectively, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. This interest rate swap has been designated as a cash flow hedge and hedges the variability in future cash flows associated with our existing variable-rate term loan facilities.

    As of March 31, 2021 and 2020, our cash flow hedge is deemed highly effective and a net unrealized gain (loss) of $2.9 million and $(16.9) million for the three months ended March 31, 2021 and 2020, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $(11.5) million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.
    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

						March 31, 2021		December 31, 2020
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(7,450)	$—	$(8,849)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2021	March 31, 2020
Amount of gain (loss) recognized in other comprehensive income (loss)	$59	$(17,695)
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) into interest expense	(2,869)	(796)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended
Effects of Cash Flow Hedges	March 31, 2021	March 31, 2020
Total interest (expense) presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(23,554)	$(19,618)
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) into interest expense	(2,869)	(796)

Fair Valuation

    The estimated fair values at March 31, 2021 and December 31, 2020 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The following tables summarize the carrying and estimated fair values of our financial instruments as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$7,450	$7,450	$—	$7,450	$—
Mortgage notes payable	775,276	772,147	—	—	772,147
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,214	986,839	—	—	986,839
Unsecured term loan facilities	387,811	390,000	—	—	390,000

	December 31, 2020
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swap included in accounts payable and accrued expenses	$8,849	$8,849	$—	$8,849	$—
Mortgage notes payable	775,929	808,294	—	—	808,294
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,159	1,039,857	—	—	1,039,857
Unsecured term loan facilities	387,561	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of March 31, 2021 and December 31, 2020. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Leases
Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our March 31, 2021 and 2020 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three months ended March 31, 2021 and 2020 are as follows (amounts in thousands):

	Three Months Ended
Rental revenue	March 31, 2021	March 31, 2020
Fixed payments	$125,773	$130,514
Variable payments	14,458	17,599
Total rental revenue	$140,231	$148,113

As of March 31, 2021, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2038 (amounts in thousands):

Remainder of 2021	$369,719
2022	490,994
2023	471,638
2024	435,036
2025	396,144
Thereafter	1,859,648
$4,023,179

The above future minimum lease payments exclude tenant recoveries, amortization of deferred rent receivables and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $29.1 million and lease liabilities of $29.1 million in our consolidated balance sheet as of March 31, 2021. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of March 31, 2021 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of March 31, 2021 was 49.1 years.

    As of March 31, 2021, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2021	$1,139
2022	1,518
2023	1,518
2024	1,518
2025	1,518
Thereafter	65,262
Total undiscounted cash flows	72,473
Present value discount	(43,422)
Ground lease liabilities	$29,051
8. Commitments and Contingencies
Legal Proceedings
    Except as described below, as of March 31, 2021, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
    As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA (the "Respondents"). The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that was settled with court approval. Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an IPO litigation expense in the consolidated statement of operations for the year ended December 31, 2020.
Respondents believe that such award in favor of the Claimants is entirely without merit, and have sought vacatur of that portion of the award. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.

     Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures

    At March 31, 2021, we estimate that we will incur approximately $99.3 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At March 31, 2021, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of March 31, 2021, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, and as of March 31, 2021, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
     LTIP units subject to time-based vesting, whether vested or not, receive the same per unit distributions as OP units, which equal per share dividends (both regular and special) on our common stock. LTIP units subject to market-based vesting receive 10% of such distributions currently, unless and until such LTIP units are earned based on performance, at which time they will receive the accrued and unpaid 90% and will commence receiving 100% of such distributions thereafter.

    The following is net income attributable to common stockholders and the issuance of our Class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income (loss) attributable to common stockholders	$(2,621)	$4,495
Increase in additional paid-in capital for the conversion of OP Units into common stock	2,689	7,661
Change from net income (loss) attributable to common stockholders and transfers from non-controlling interests	$68	$12,156
    As of March 31, 2021, there were 285,622,197 common stock and OP Units outstanding, of which 172,331,871, or 60.3%, were owned by us and 113,290,326, or 39.7%, were owned by other partners, including certain directors, officers and other members of executive management.
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

    The following table summarizes our purchases of equity securities each of the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
January 2021	337,339	$9.17	337,339	$496,908
February 2021	45,732	$9.65	45,732	$496,467
March 2021	—	$—	—	$496,467
Private Perpetual Preferred Units
    As of March 31, 2021, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions
    Total dividends paid to common stockholders were $0.0 million and $19.0 million for the three months ended March 31, 2021 and 2020, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, were $0.0 million and $12.6 million for the three months ended March 31, 2021 and 2020, respectively. Total distributions paid to preferred unitholders were $1.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of March 31, 2021, 7.8 million shares of common stock remain available for future issuance.
    In March 2021, we made grants of LTIP units to executive officers under the 2019 Plan. At such time, we granted to executive officers a total of 364,199 LTIP units that are subject to time-based vesting and 1,007,156 LTIP units that are subject to market-based vesting, with fair market values of $3.4 million for the time-based vesting awards and $6.9 million for the market-based vesting awards. In March 2021, we made grants of LTIP units and restricted stock to certain other employees under the 2019 Plan. At such time, we granted to certain other employees a total of 128,419 LTIP units and 113,333 shares of restricted stock that are subject to time-based vesting and 192,760 LTIP units that are subject to market-based vesting, with fair market values of $2.7 million for the time-based vesting awards and $1.5 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2021, subject generally to the grantee's continued employment. The first installment vests on January 1, 2022 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2021. Following the completion of the three-year performance period, our Compensation and Human Capital Committee will determine the number of LTIP units to which the grantee is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreements the grantee entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2024 and the second installment vesting on January 1, 2025, subject generally to the grantee's continued employment on those dates.
In March 2021, we also made one-time additional grants of LTIP units and restricted stock to an executive officer and certain other employees under the 2019 Plan. At such time, we granted the executive officer 46,168 LTIP units that are subject to time-based vesting and we granted to certain other employees 85,409 LTIP units and 7,562 restricted stock that are subject to time-based vesting, with fair market values of $1.5 million. These awards are subject to time-based vesting and vest over five years from January 1, 2021, subject generally to the grantee's continued employment. The first installment vests 30% on January 1, 2024, the second installment vests 30% on January 1, 2025 and the remainder of 40% will vest on January 1, 2026.

For awards granted in 2017, 2018, 2019 and 2020, our named executive officers can elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIPs at the face amount of such bonus or (ii) time-vesting LTIPs which would vest over three years, subject to continued employment, at 125% of such face amount. For awards granted in 2021, the amounts vest at 120% of such face amount. In March 2021, we made grants of LTIP units to executive officers under the 2019 Plan in connection with the 2020 bonus election program. We granted to executive officers a total of 235,729 LTIP units that are subject to time-based vesting with a fair market value of $2.2 million. Of these LTIP units, 39,472 LTIP units vested immediately on the grant date and 196,257 LTIP units vest ratably over three years from January 1, 2021, subject generally to the grantee's continued employment. The first installment vests on January 1, 2022 and the remainder will vest thereafter in two equal annual installments.

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
    Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three, four or five years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant. An employee is retirement eligible when the employee attains the (i) age of 65 and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates. During the second quarter of 2020, the Board approved changing the definition of retirement age from 60 to 65 starting with the grant awards issued in March 2020 under the 2019 Plan. Share-based compensation for market-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years depending on retirement eligibility.
    For the market-based LTIP units, the fair value of the awards was estimated using a Monte Carlo Simulation model and discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  Our stock price, along with the prices of the comparative indexes, is assumed to follow the Geometric Brownian Motion Process.  Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case the stock price) to vary randomly from its current value and take any value greater than zero.  The volatilities of the returns on our stock price and the comparative indexes were estimated based on implied volatilities and historical volatilities using a six-year look-back period.  The expected growth rate of the stock prices over the performance period is determined with consideration of the risk-free rate as of the grant date.  For LTIP unit awards that are time-based, the fair value of the awards was estimated based on the fair value of our stock at the grant date discounted for the restriction period during which the LTIP units cannot be redeemed or transferred and the uncertainty regarding if, and when, the book capital account of the LTIP units will equal that of the common units.  For restricted stock awards, we estimate the stock compensation expense based on the fair value of the stock at the grant date.
    LTIP units and restricted stock issued during the three months ended March 31, 2021 were valued at $18.3 million. The weighted average per unit or share fair value was $8.38 for grants issued in 2021. The per unit or share granted in 2020 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.60%, a risk-free interest rate from 0.12% to 0.32%, and an expected price volatility from 36.0% to 53.0%.
    No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2021.
    The following is a summary of restricted stock and LTIP unit activity for the three months ended March 31, 2021:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2020	217,700	7,750,284	$6.94
Vested	(70,338)	(847,406)	11.94
Granted	120,895	2,059,840	8.38
Forfeited or unearned	(9,495)	(1,417,107)	5.47
Unvested balance at March 31, 2021	258,762	7,545,611	$7.02
    The LTIP unit and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the performance-based awards, and accordingly, we recognized $1.0 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. Unrecognized compensation expense was $2.1 million at March 31, 2021, which will be recognized over a weighted average period of 2.7 years.
    For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $3.8 million and $4.3 million for the three months ended March 31, 2021 and 2020 respectively. Unrecognized compensation expense was $38.8 million at March 31, 2021, which will be recognized over a weighted average period of 2.7 years.

Earnings Per Share
    Earnings per share for the three months ended March 31, 2021 and 2020 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator - Basic:
Net income (loss)	$(3,191)	$8,288
Private perpetual preferred unit distributions	(1,050)	(1,050)
Net income (loss) attributable to non-controlling interests	1,620	(2,743)
Earnings allocated to unvested shares	—	(11)
Net income (loss) attributable to common stockholders – basic	$(2,621)	$4,484

Numerator - Diluted:
Net income (loss)	$(3,191)	$8,288
Private perpetual preferred unit distributions	(1,050)	(1,050)
Earnings allocated to unvested shares	—	(11)
Net income (loss) attributable to common stockholders – diluted	$(4,241)	$7,227

Denominator:
Weighted average shares outstanding – basic	171,735	181,741
Operating partnership units	106,146	110,904
Effect of dilutive securities:
Stock-based compensation plans	—	—
Weighted average shares outstanding – diluted	277,881	292,645

Earnings (loss) per share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
    There were 315,595 and 399,894 antidilutive shares and LTIP units for the three months ended March 31, 2021 and 2020, respectively.

10. Related Party Transactions

Supervisory Fee Revenue
    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer, of $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.04 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. These fees are included within third-party management and other fees.

Other
    We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
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

The following tables provide components of segment net income (loss) for each segment for the three and three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31, 2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$140,231	$—	$—	$140,231
Intercompany rental revenue	4,932	—	(4,932)	—
Observatory revenue	—	2,603	—	2,603
Lease termination fees	1,289	—	—	1,289
Third-party management and other fees	276	—	—	276
Other revenue and fees	905	—	—	905
Total revenues	147,633	2,603	(4,932)	145,304
Operating expenses:
Property operating expenses	30,279	—	—	30,279
Intercompany rent expense	—	4,932	(4,932)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	13,853	—	—	13,853
Observatory expenses	—	4,588	—	4,588
Real estate taxes	31,447	—	—	31,447
Depreciation and amortization	44,419	38	—	44,457
Total operating expenses	122,329	9,558	(4,932)	126,955
Total operating income (loss)	25,304	(6,955)	—	18,349
Other income (expense):
Interest income	120	2	—	122
Interest expense	(23,554)	—	—	(23,554)
Loss on early extinguishment of debt	(214)	—	—	(214)
Income (loss) before income taxes	1,656	(6,953)	—	(5,297)
Income tax (expense) benefit	(283)	2,389	—	2,106
Net income (loss)	$1,373	$(4,564)	$—	$(3,191)
Segment assets	$3,910,152	$241,371	$—	$4,151,523
Expenditures for segment assets	$23,331	$4	$—	$23,335

	Three Months Ended March 31, 2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$148,113	$—	$—	$148,113
Intercompany rental revenue	11,536	—	(11,536)	—
Observatory revenue	—	19,544	—	19,544
Lease termination fees	211	—	—	211
Third-party management and other fees	346	—	—	346
Other revenue and fees	2,010	—	—	2,010
Total revenues	162,216	19,544	(11,536)	170,224
Operating expenses:
Property operating expenses	41,468	—	—	41,468
Intercompany rent expense	—	11,536	(11,536)	—
Ground rent expense	2,331	—	—	2,331
General and administrative expenses	15,951	—	—	15,951
Observatory expenses	—	8,154	—	8,154
Real estate taxes	29,254	—	—	29,254
Depreciation and amortization	46,085	8	—	46,093
Total operating expenses	135,089	19,698	(11,536)	143,251
Total operating income	27,127	(154)	—	26,973
Other income (expense):
Interest income	637	—	—	637
Interest expense	(19,618)	—	—	(19,618)
Loss on early extinguishment of debt	(86)	—	—	(86)
Income (loss) before income taxes	8,060	(154)	—	7,906
Income tax (expense) benefit	(227)	609	—	382
Net income	$7,833	$455	$—	$8,288
Segment assets	$4,409,281	$255,277	$—	$4,664,558
Expenditures for segment assets	$26,570	$1,237	$—	$27,807

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (ii) resolution of legal proceedings involving the Company; (iii) reduced demand for office or retail space, including as a result of the COVID-19 pandemic; (iv) changes in our business strategy; (v) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vi) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events and/or currency exchange rates, which may cause a decline in Observatory visitors; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) declining real estate valuations and impairment charges; (x) termination or expiration of our ground leases; (xi) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xii) decreased rental rates or increased vacancy rates; (xiii) our failure to redevelop and reposition properties, or to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xiv) difficulties in identifying properties to acquire and completing acquisitions; (xv) risks related to our development projects (including our Metro Tower development site) and capital projects, including the cost of construction delays and cost overruns; (xvi) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvii) our failure to qualify as a REIT; (xviii) environmental uncertainties and risks related to adverse weather conditions, rising sea levels and natural disasters, and (xix) the accuracy of our methodologies and estimates regarding ESG metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

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
Highlights for the three months ended March 31, 2021 included:

•Incurred net loss attributable to the Company of $2.6 million and achieved Core Funds From Operations of $41.0 million.
•Same-Store Property Cash NOI, excluding lease termination fees, was up 3.0% from the first quarter of 2020 primarily driven by lower property operating expenses, partially offset by lower revenue compared to the prior year period.
•Signed 26 new, renewal, and expansion leases, representing a total of 171,817 rentable square feet.
•Collected 94% of first quarter 2021 total billings with 96% for office tenants and 86% for retail tenants. The Company recorded a non-cash reduction of straight-line balances of $0.6 million and wrote off $0.5 million of tenant receivables assessed as uncollectible during the first quarter of 2021.
•Strong liquidity position of $1.4 billion as of March 31, 2021, which consists of $567 million of cash plus an additional $850 million of undrawn capacity under the Company’s new revolving credit facility entered into during the quarter, which matures in March 2025 and has two six-month extension options subject to certain conditions. Moreover, the Company has no outstanding debt maturity until 2024.
•In the first quarter and through April 27, 2021, the Company repurchased $3.5 million of its common stock at an average price of $9.22 per share. This brings the cumulative total, since the stock repurchase program began on March 5, 2020 through April 27, 2021, to $147.2 million at an average price of $8.34 per share.
    As of March 31, 2021, our total portfolio contained 10.1 million rentable square feet of office and retail space. We owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of approximately 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of March 31, 2021, our portfolio included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing approximately 0.2 million rentable square feet in the aggregate.
    The Empire State Building is our flagship property. The Empire State Building provides us with a diverse source of revenue through its office and retail leases, observatory operations and broadcasting licenses and related leased space. Our observatory operations are a separate reporting segment. Our observatory operations are subject to regular patterns of tourist activity in Manhattan and currently impacted by the COVID-19 pandemic. Historically, prior to the outbreak of the COVID-19 pandemic, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building Observatory. The Observatory reopened on July 20, 2020.
    The components of the Empire State Building revenue are as follows (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Office leases	$36,268	73.4%	$37,083	53.3%
Retail leases	1,762	3.6%	1,616	2.3%
Tenant reimbursements & other income	3,777	7.6%	6,694	9.6%
Observatory operations	2,603	5.2%	19,544	28.0%
Broadcasting licenses and leases	5,026	10.2%	4,743	6.8%
Total	$49,436	100.0%	$69,680	100.0%

    We have undertaken a comprehensive redevelopment and repositioning strategy of our Manhattan office properties. This strategy is designed to improve the overall value and attractiveness of our properties and has contributed significantly to our tenant repositioning efforts, which seek to increase our occupancy, raise our rental rates, increase our rentable square feet, increase our aggregate rental revenue, lengthen our average lease term, increase our average lease size, and improve our tenant credit quality. These improvements include restored, renovated and upgraded or new lobbies, elevator modernization, renovated public areas and bathrooms, refurbished or new windows, upgrade and standardization of retail storefront and signage, façade restorations, modernization of building-wide systems, and enhanced tenant amenities. We have also aggregated smaller spaces in order to offer larger blocks of office space, including multiple floors, that are attractive to larger, higher credit-quality tenants as well as to offer new, pre-built suites with improved layouts. This strategy has shown what we believe to be attractive results to date, and we believe has the potential to improve our operating margins and cash flows in the future. From 2002 through March 31, 2021, we have invested a total of approximately $951.1 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand, and borrowings.
    The Greater New York Metropolitan Area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment.  We have spent approximately $36.3 million over 2018 through 2021 on these well-maintained and our well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.
     As of March 31, 2021, we had total debt outstanding of approximately $2.2 billion, with a weighted average interest rate of 3.9%, and a weighted average maturity of 7.9 years. 94.2% of our total debt outstanding is fixed-rate indebtedness. Excluding principal amortization, we had no outstanding debt maturing until November 2024. As of March 31, 2021, we had cash and cash equivalents of $567.1 million. Our consolidated net debt to total market capitalization was 32.6% as of March 31, 2021.
Impact of COVID-19

    In March 2020, the outbreak of the novel COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented economic, social and political uncertainty, volatility and disruption in the United States and globally. We have taken the following actions in response to the impact of the COVID-19 pandemic on our business.

Liquidity

During 2020, we bolstered our balance sheet to ensure proper liquidity by raising $480.0 million in net proceeds in three financings. In March 2020, we drew down $550.0 million under our unsecured revolving facility and in September 2020, we repaid the $550.0 million draw. In March 2021, we closed on our new $850.0 million unsecured revolving credit agreement. We currently hold $567.1 million in cash and cash equivalents on our balance sheet and have $850 million undrawn capacity under our new revolving credit facility. Our new revolving credit facility matures in March 2025 and has two six-month extension options, subject to certain conditions.

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

Our operations team worked diligently to develop and implement plans for tenants' reoccupation of our buildings to ensure a safe, clean and healthy work environment. These plans involved staff reassigned to screen tenants and visitors, changes to cleaning and maintenance standards, and changes to building operations for access by tenants and their guests.

Despite the challenge of the uncertain near-term environment, we continue to believe in the long-term demand for office space. We believe many tenants have acknowledged the challenges, inequities, and worries about divided workplaces between home and office work, the challenges with onboarding new employees and miss the connectivity and productivity that an office environment provides.
Leasing
    The economic uncertainty relating to the COVID-19 pandemic has slowed the pace of our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates. As of March 31, 2021, our portfolio was 88.7% leased, including signed leases not yet commenced, including 5.9% subject to leases scheduled to expire in 2021 and 5.5% subject to leases scheduled to expire in 2022.

New leasing activity was impacted during 2020 by the pandemic and shelter-in-place rules that were in effect for much of the period. In 2021, we have seen a reduction in New York state pandemic-linked restrictions such as office capacity which will be raised to 75% effective May 15th. Over March and April 2021, we have seen a noticeable increase in tour volume in our Manhattan office portfolio to about two-thirds of pre-Covid levels. While the recent increase is a positive sign that some tenants are beginning to re-engage, any potential lease transactions that stem from these tours will likely appear in the second half of the year. Healthy buildings and Indoor Environmental Quality is the most asked about topic before and during space tours.
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
The observatory reopened under New York State's Phase 4 guidelines, Low-Risk Outdoor Arts and Entertainment, on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. Subsequent to these dates, we continue to operate with reduced hours, staffing, services, operating costs, credit card fees and marketing expenses. We anticipate that initially we will have a higher local visitor mix, followed by a ramp up of nationally sourced travel, which will then be followed by a restoration of our typical visitor mix that is approximately two-thirds international which we do not expect to be achieved until the broad resumption of international air travel some time in 2022. First quarter 2021 attendance was at nearly 9% of 2019 comparable attendance; a gradual improvement from 2020 levels and consistent with our hypothetical admissions forecast.

We anticipate expenses to be approximately $6-7 million per quarter for the balance of 2021 dependent upon the pace of visitor ramp-up.

The closure of our observatory caused us during each quarter of 2020 and during the first quarter of 2021 to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the goodwill impairment test of the stand-alone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 10.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm. Goodwill allocated to the observatory reporting unit was $227.5 million at March 31, 2021.

Results of Operations
Overview
    The discussion below relates to our financial condition and results of operations for the three months ended March 31, 2021 and 2020, respectively.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
The following table summarizes our historical results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change	%
Revenues:
Rental revenue	$140,231	$148,113	$(7,882)	(5.3)%
Observatory revenue	2,603	19,544	(16,941)	(86.7)%
Lease termination fees	1,289	211	1,078	510.9%
Third-party management and other fees	276	346	(70)	(20.2)%
Other revenues and fees	905	2,010	(1,105)	(55.0)%
Total revenues	145,304	170,224	(24,920)	(14.6)%
Operating expenses:
Property operating expenses	30,279	41,468	11,189	27.0%
Ground rent expenses	2,331	2,331	—	—%
General and administrative expenses	13,853	15,951	2,098	13.2%
Observatory expenses	4,588	8,154	3,566	43.7%
Real estate taxes	31,447	29,254	(2,193)	(7.5)%
Depreciation and amortization	44,457	46,093	1,636	3.5%
Total operating expenses	126,955	143,251	16,296	11.4%
Operating income	18,349	26,973	(8,624)	(32.0)%
Other income (expense):
Interest income	122	637	(515)	(80.8)%
Interest expense	(23,554)	(19,618)	(3,936)	(20.1)%
Loss on early extinguishment of debt	(214)	(86)	(128)	(148.8)%
Income (loss) before income taxes	(5,297)	7,906	(13,203)	(167.0)%
Income tax benefit	2,106	382	1,724	451.3%
Net income (loss)	(3,191)	8,288	(11,479)	(138.5)%
Private perpetual preferred unit distributions	(1,050)	(1,050)	—	—%
Net (income) loss attributable to non-controlling interests	1,620	(2,743)	4,363	159.1%
Net income (loss) attributable to common stockholders	$(2,621)	$4,495	$(7,116)	(158.3)%

Rental Revenue

    The decrease in rental revenue was attributable to the write-off of straight-line receivables and uncollectible tenant receivables and lower tenant expense reimbursements, consistent with lower operating expenses.
Observatory Revenue
Observatory revenues were lower due to the COVID-19 pandemic as New York tourism continues to be impacted by international, national, and local travel restrictions.

Lease Termination Fees
Higher termination fees were earned in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Third-Party Management and Other Fees
    Management fee income was consistent with prior year.
Other Revenues and Fees
The decrease in other revenues and fees was due to lower food and beverage sales and lower parking income due to the COVID-19 pandemic.
Property Operating Expenses
The decrease in property operating expenses was primarily due to lower repair and maintenance costs, lower payroll costs, lower utility costs and lower professional fees. The lower costs are primarily driven by lower tenant utilization in our buildings.
Ground Rent Expenses
Ground rent expense was consistent with 2020.
General and Administrative Expenses
    The decrease in general and administrative expenses was primarily due to lower equity compensation expense and lower legal leasing costs.
Observatory Expenses
The decrease in observatory expenses was driven by limited operations of the observatory during the three months ended March 31, 2021.
Real Estate Taxes
The increase in real estate taxes was primarily due to higher assessed values for multiple properties.
Depreciation and Amortization

    Depreciation and amortization expense were consistent with 2020.
Interest Income

    The decrease in interest income was primarily due to lower interest rates.
Interest Expense
    Interest expense increased due to higher debt levels in the three months ended March 31, 2021.
Income Taxes
The increase in income tax benefit was attributable to higher net loss for the Observatory segment.

Liquidity and Capital Resources

    Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, including lease-up costs, fund our redevelopment and repositioning programs, acquire properties, make distributions to our securityholders and fulfill other general business needs. Based on the historical experience of our management and our business strategy, in the foreseeable future we anticipate we will generate positive cash flows from operations. In order to qualify as a REIT, we are required under the Internal Revenue Code of 1986 to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions, as required, to our securityholders.

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

At March 31, 2021, we had $567.1 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.

    For a five year right of first offer period expiring August 23, 2021, Q REIT Holding LLC, a Qatar Financial Centre limited liability company and a wholly owned subsidiary of the Qatar Investment Authority, a governmental authority of the State of Qatar (“QREIT”, together with any eligible transferee, “QIA”) will have a right of first offer to co-invest with us as a joint venture partner in real estate investment opportunities initiated by us where we have elected, at our discretion, to seek out a joint venture partner in real estate investment opportunities. The right of first offer period will be extended for 30 months beyond its original expiration date so long as at least one joint venture transaction is consummated by us and QIA during the initial five year term, and will be extended for a further 30-month term if at least one more joint venture transaction is consummated during such initial extension period.

    As of March 31, 2021, we had approximately $2.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 7.9 years. As of March 31, 2021, excluding principal amortization, we have no outstanding debt maturing until November 2024. Our consolidated net debt to total market capitalization was 32.6% as of March 31, 2021.
Unsecured Revolving Credit and Term Loan Facilities
    On March 31, 2021, through our Operating Partnership, we entered into a second amendment to an existing credit agreement ("Amended Credit Agreement") that will govern an amended senior unsecured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent, and Bank of America, Wells Fargo Bank, National Association, Capital One, National Association and JPMorgan Chase Bank, N.A., as co-syndication agents, and the lenders and the letter of credit issuers party thereto. The Amended Credit Agreement amends the amended and restated credit agreement dated August 29, 2017, as amended, by and among the parties named therein.
    This Credit Facility is comprised of a $850 million revolving credit facility and a $215 million term loan facility. We borrowed the term loan facility in full in August 2017. The Credit Facility contains an accordion feature that would allow us to increase the maximum aggregate principal amount to $1.5 billion under specified circumstances. Certain of our Operating Partnership's subsidiaries are guarantors of our obligations under the amended unsecured revolving credit and term loan facility.
    Amounts under the amended revolving credit facility bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 1.30% to 1.70% depending upon our leverage ratio or (y) a base rate, plus a spread that will range from 0.30% to 0.70% depending upon our leverage ratio. If we achieve investment-grade ratings, subject to the terms of the Amended Credit Agreement, we may elect for the amounts outstanding to bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 0.775% to 1.45% depending upon our credit rating, or (y) a base rate, plus a spread that will range from 0.0% to 0.45% depending upon our credit rating. The LIBOR replacement provisions in the Amended Credit Agreement provide for the use of rates based on the secured overnight financing rate ( “SOFR”) administered by the Federal Reserve Bank of New York. The Amended Credit Agreement also includes a sustainability component whereby the revolving credit facility pricing is reduced upon our achievement of certain sustainability ratings.
Amounts outstanding under the term loan facility bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 1.20% to 1.75% depending upon our leverage ratio, or (y) a base rate, plus a spread that will range from 0.20% to 0.75% depending upon our leverage ratio. If we achieve investment-grade ratings, subject to the terms of the Amended Credit Agreement, we may elect for amounts outstanding to bear interest at a floating rate equal to, at our election, (x) the Eurodollar rate, plus a spread that will range from 0.85% to 1.65% depending upon our credit rating, or (y) a base rate, plus a spread that will range from 0.0% to 0.65% depending upon our credit rating.
    We paid certain customary fees and expense reimbursements in connection with the Credit Facility, including a facility fee on commitments under the revolving credit facility that range from 0.20% to 0.35% (or 0.125% to 0.30% if we achieve investment-grade ratings and elect the alternative pricing described above), subject to the terms of the Amended Credit Agreement.
    The revolving credit facility matures on March 31, 2025. We have the option to extend the initial term for up to two additional six-month periods, subject to certain conditions, including the payment of an extension fee equal to 0.0625% and 0.075% of the then outstanding commitments under the revolving credit facility on the first and the second extensions, respectively. The term loan facility matures on March 19, 2025. We may prepay the loans under the Credit Facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar Rate borrowings.
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
    Both the Credit Facility and the Term Loan Facility (collectively, the "Credit Facilities") include the following financial covenants, subject to customary qualifications and cushions: (i) maximum leverage ratio of total indebtedness to total asset value of the loan parties and their consolidated subsidiaries will not exceed 60%, (ii) consolidated secured indebtedness will not exceed 40% of total asset value, (iii) adjusted EBITDA (as defined in the agreement) to consolidated fixed charges will not be less than 1.50x, (iv) the aggregate net operating income with respect to all unencumbered eligible properties to the portion of interest expense attributable to unsecured indebtedness will not be less than 1.75x, and (v) the ratio of total unsecured indebtedness to unencumbered asset value will not exceed 60%.
    The Credit Facilities contain customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates, and requires certain customary financial reports. The Credit Facilities contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control (as defined in the respective Credit Facilities). As of March 31, 2021, we were in compliance with the covenants.

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

    The terms of the Series G Notes and Series H Notes agreement include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of March 31, 2021, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of March 31, 2021, we were in compliance with the following financial covenants:

Financial covenant	Required	March 31, 2021	In Compliance
Maximum total leverage	< 60%	40.7%	Yes
Maximum secured debt	< 40%	14.8%	Yes
Minimum fixed charge coverage	> 1.50x	2.2x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.5x	Yes
Maximum unsecured leverage	< 60%	33.6%	Yes
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

Office Properties(1)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2021	2020
Number of leases signed(2)	25	31
Total square feet	170,757	117,481
Leasing commission costs(3)	$3,473	$1,546
Tenant improvement costs(3)	12,782	7,818
Total leasing commissions and tenant improvement costs(3)	$16,255	$9,364
Leasing commission costs per square foot(3)	$20.34	$13.16
Tenant improvement costs per square foot(3)	74.85	66.55
Total leasing commissions and tenant improvement costs per square foot(3)	$95.19	$79.71
Retail Properties(4)

	Three Months Ended March 31,
Total New Leases, Expansions, and Renewals	2021	2020
Number of leases signed(2)	1	4
Total square feet	1,060	31,662
Leasing commission costs(3)	$31	$1,465
Tenant improvement costs(3)	—	7,215
Total leasing commissions and tenant improvement costs(3)	$31	$8,680
Leasing commission costs per square foot(3)	$29.37	$46.28
Tenant improvement costs per square foot(3)	—	227.86
Total leasing commissions and tenant improvement costs per square foot(3)	$29.37	$274.14
_______________
(1)Excludes an aggregate of 504,284 and 509,244 rentable square feet of retail space in our Manhattan office properties in 2021 and 2020, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 504,284 and 509,244 rentable square feet of retail space in our Manhattan office properties in 2021 and 2020, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Three Months Ended March 31,
	2021	2020
Total Portfolio
Capital expenditures (1)	$3,662	$13,933
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of March 31, 2021, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $99.3 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2021.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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
In 2020, we had a unique situation whereby we had no requirement to pay a dividend beyond the quarterly dividends paid in the first and second quarters of 2020 due to two primary factors: (i) the significant decline in revenue due to lower levels of observatory visitation, and (ii) we had a net operating loss carryforward available to reduce the amount of REIT taxable income otherwise required to be distributed by us to meet REIT requirements. After careful consideration and focus on long-term shareholder value creation and preservation of our balance sheet strength and flexibility, our management and the Board of Directors concluded the best course of action was to temporarily suspend its quarterly dividend and to activate our share repurchase program. During August 2020, we announced the suspension of our third and fourth quarter 2020 dividends to holders of our Class A common stock and Class B common stock and to holders of Empire State Realty OP, L.P.’s Series ES, Series 250 and Series 60 operating partnership units and Series PR operating partnership units. During December 2020, we announced the continued dividend suspension for the first and second quarters of 2021. The Board of Directors will continue its regular review of its dividend and capital allocation policies at each Board meeting.
As of March 31, 2021, Empire State Realty Trust, Inc. had net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by us to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of our REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by us to meet REIT requirements to zero, except for the tax year ended December 31, 2020, of which we were able to offset 100% of our REIT taxable income in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The federal NOL may be carried forward indefinitely. Other limitations may apply to our ability to use our NOL to offset taxable income.
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

    The following table summarizes our purchases of equity securities in each of the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
January 2021	337,339	$9.17	337,339	$496,908
February 2021	45,732	$9.65	45,732	$496,467
March 2021	—	$—	—	$496,467
Cash Flows
Comparison of Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
Net cash. Cash and cash equivalents and restricted cash were $607.4 million and $1,045.9 million, respectively, as of March 31, 2021 and 2020. The decrease was primarily due to a $550.0 million draw on the unsecured revolving credit facility in March 2020 which was subsequently repaid in September 2020.
Operating activities. Net cash provided by operating activities increased by $8.6 million to $73.4 million for the three months ended March 31, 2021 compared to $64.8 million for the three months ended March 31, 2020, primarily due to changes in working capital.
Investing activities. Net cash used in investing activities decreased by $19.8 million to $20.8 million for the three months ended March 31, 2021 compared to $40.6 million for the three months ended March 31, 2020, due to lower capital expenditures.
Financing activities. Net cash provided by financing activities decreased by $763.2 million to $13.1 million used in financing activities for the three months ended March 31, 2021 compared to $750.1 million provided by financing activities for the three months ended March 31, 2020, primarily due to $850.0 million of net proceeds from issuance of debt, partially offset by higher repurchases of common shares of $59.1 million and dividends and distributions of $31.6 million which occurred in the three months ended March 31, 2020.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net income (loss)	$(3,191)	$8,288
Add:
General and administrative expenses	13,853	15,951
Depreciation and amortization	44,457	46,093
Interest expense	23,768	19,704
Income tax (benefit)	(2,106)	(382)
Less:
Third-party management and other fees	(276)	(346)
Interest income	(122)	(637)
Net operating income	$76,383	$88,671
Other Net Operating Income Data
Straight-line rental revenue	$6,347	$8,193
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$654	$908
Amortization of acquired below-market ground leases	$1,958	$1,958

Funds from Operations ("FFO")
    We present below a discussion of FFO. We compute FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-off of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another.

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

    The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net income (loss)	$(3,191)	$8,288
Private perpetual preferred unit distributions	(1,050)	(1,050)
Real estate depreciation and amortization	43,104	44,430
FFO attributable to common stockholders and non-controlled interests	38,863	51,668
Amortization of below-market ground leases	1,958	1,958
Modified FFO attributable to common stockholders and non-controlled interests	40,821	53,626

Loss on early extinguishment of debt	214	86
Core FFO attributable to common stockholders and non-controlled interests	$41,035	$53,712

Weighted average shares and Operating Partnership Units
Basic	277,881	292,645
Diluted	277,881	292,645
Factors That May Influence Future Results of Operations
Impact of COVID-19

    See "Overview" section.

Leasing
     We signed 0.9 million rentable square feet of new leases, expansions and lease renewals for the year ended December 31, 2020. During the three months ended March 31, 2021, we signed 0.2 million rentable square feet of new leases, expansions and renewals.
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
    As of March 31, 2021, there were approximately 1.1 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 11.3% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 5.9% and 5.5% of net rentable square footage of the properties in our portfolio will expire in 2021 and in 2022, respectively. These leases are expected to represent approximately 6.0% and 6.5%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
    Despite the challenge of the uncertain near-term environment, we continue to believe that as we have largely completed the redevelopment and repositioning of our properties we will, over the long-term, experience increased occupancy levels and rents. Over the short-term, as we renovate and reposition our properties, including aggregating smaller spaces to offer large blocks of space, we may experience lower occupancy levels as a result of having to relocate tenants to alternative space and the strategic expiration of existing leases. We believe that despite the short-term lower occupancy levels we may experience, we will continue to experience increased rental revenues as a result of the increased rents which we expect to obtain following the redevelopment and repositioning of our properties.
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
    The observatory hosted approximately 51,000 visitors in the first quarter of 2021, compared to 55,000 visitors in the fourth quarter of 2020 and visitors of 422,000 visitors in the first quarter of 2020. The first quarter is historically the seasonally lightest quarter for the observatory due to the winter weather conditions. In spite of the ongoing nature of international, national, and local travel restrictions and quarantines, the observatory has seen steady, weekly increases in visitors. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.
    Observatory revenues for the three months ended March 31, 2021 were $2.6 million, driven by low visitation levels. Observatory revenue included $0.1 million of deferred revenue from unused tickets. Observatory expenses were $4.6 million for the three months ended March 31, 2021.
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

Critical Accounting Estimates
    Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of March 31, 2021, our floating rate debt of $125.0 million represented 2.3% of our total enterprise value.
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

    As of March 31, 2021, we have an interest rate LIBOR swap agreement with an aggregate notional value of $265.0 million, which fixes the LIBOR interest rate at 2.1485% and matures on August 24, 2022. This interest rate swap has been designated as a cash flow hedge and is deemed highly effective with a fair value of $(7.5) million which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of March 31, 2021.
Based on our variable balances, interest expense would have increased by approximately $0.3 million for the three months ended March 31, 2021, if short-term interest rates had been 1% higher. As of March 31, 2021, the weighted average interest rate on the $2.0 billion of fixed-rate indebtedness outstanding was 3.91% per annum, with maturities at various dates through March 17, 2035.
As of March 31, 2021, the fair value of our outstanding debt was approximately $2.1 billion, which was approximately $12.7 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.

    We anticipate that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for us.

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
    As of March 31, 2021, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS

    There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, except as disclosed below.

We may incur significant costs to comply with environmental laws, in particular New York City’s Local Law 97.

We may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs. In particular, as the owner of large commercial buildings in New York City, we are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such building establishes annual limits for greenhouse gas emissions, requires yearly emissions reports beginning in May 2025, and imposes penalties for emissions above such limits. While we are actively working to reduce our carbon emissions, there can be no assurance that we will be able to operate within the limits of Local Law 97, or that the costs of compliance and/or penalties will not be material.

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

     The following table summarizes our purchases of equity securities in each of the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
January 2021	337,339	$9.17	337,339	$496,908
February 2021	45,732	$9.65	45,732	$496,467
March 2021	—	$—	—	$496,467

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. MINE SAFETY DISCLOSURES

    Not Applicable

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Second Amendment to Credit Agreement dated March 31, 2021, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., the subsidiary guarantor parties thereto, Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, incorporated by reference to Exhibit 10.1 to the Registrants's Form 8-K filed with the SEC on April 1, 2021.

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

EMPIRE STATE REALTY TRUST, INC.

Date: May 7, 2021                            By:/s/ Christina Chiu
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date: May 7, 2021                         By:/s/ Stephen V. Horn
Senior Vice President, Chief Accounting
Officer
(Principal Accounting Officer)