Form 10-K
period 2021-12-31
Empire State Realty Trust, Inc.
filed 2022-02-25
CIK 1541401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $2,068,792,000 based on the June 30, 2021 closing price of the registrant's Class A common stock of $12.00 per share on the New York Stock Exchange.
As of February 18, 2022, there were 169,133,348 shares of the registrants' Class A common stock outstanding and 995,210 shares of the registrants' Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Empire State Realty Trust, Inc.'s Proxy Statement for its 2021 Annual Stockholders' Meeting (which is scheduled to be held on May 12, 2022 virtually via a live webcast) to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•"enterprise value" means all outstanding shares of our Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2021, plus private perpetual preferred units plus consolidated debt at December 31, 2021;

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

PART I
ITEM 1. BUSINESS

Overview
    We are a New York City focused real estate investment trust ("REIT") that owns and manages a well-positioned property portfolio of office, retail and multifamily assets in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, we also own and operate our iconic, newly reimagined Observatory Experience.

    As of December 31, 2021, our office and retail portfolio contained 10.1 million rentable square feet of office and retail space, and was 82.4% occupied. Including signed leases not yet commenced, our total office and retail portfolio was 85.7% leased. As of December 31, 2021, we owned 14 office properties (including three long-term ground leasehold interests) encompassing approximately 9.4 million rentable square feet of office space, which were approximately 82.5% occupied or 85.3% leased including signed leases not yet commenced. Nine properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain 0.5 million rentable square feet of premier retail space on their ground floor and/or contiguous levels. Five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2021, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 0.2 million rentable square feet in the aggregate. As of December 31, 2021, our standalone retail properties were 100.0% leased. Additionally, at December 31, 2021, our portfolio included two multifamily properties located in Manhattan totaling 625 units.
    We were organized as a Maryland corporation on July 29, 2011. Our operating partnership holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2021, we owned approximately 60.5% of the units of partnership interest in our operating partnership ("OP Units").  Empire State Realty Trust, Inc., as the sole general partner in our operating partnership, has responsibility and discretion in the management and control of our operating partnership, and the limited partners in our operating partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our operating partnership. We elected to be taxed as a REIT and have operated in a manner that we believe allows us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
Impact of COVID-19
Beginning with March 2020, the novel coronavirus disease 2019 ("COVID-19") pandemic created a global crisis with attendant uncertainty, volatility and disruption of the economy and social systems in the United States and globally. The stringent measures implemented by governments around the world to attempt to help control the spread of the virus have included business shutdowns and curtailments, and restrictions, prohibitions on all manner of events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. The impacts were especially harsh on the Northeastern United States, specifically New York City and the tri-state region, the business area for our company. Most of these restrictions have been lifted as the impact of the COVID-19 pandemic on the tri-state area has improved as a result of various factors, including the vaccination of a large portion of the local population, with most businesses now being permitted to open at full capacity, but under other limitations which change from time to time and are intended to control the spread of COVID-19.

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

Business and Growth Strategies
    Our primary business objectives are to maximize cash flow and total returns to our shareholders and to increase the value of our properties through the pursuit of the following business and growth strategies:
•Capitalize on our Environmental Leadership. We have pioneered certain practices in energy efficiency, beginning at the Empire State Building where we created and implemented a groundbreaking process to integrate energy efficiency retrofits in the existing built environment. The reduced energy consumption lowers costs for us and our tenants, and we believe creates a competitive advantage for our properties. We have implemented other cost justified energy efficiency retrofit projects in our Manhattan and greater New York metropolitan area office properties based on our work at the Empire State Building. Based on our calculations, we have no exposure to fines in 2024 under New York City's Local Law 97. Additionally, 100% of our portfolio has been contracted for renewable wind energy since January 2021. Finally, we maintain a series of management practices to recycle tenant and construction waste, recycled content carpets, low off-gassing paints and adhesives, “green” pest control and cleaning solutions and recycled paper products throughout our office portfolio. We have achieved a number of awards and certifications for our sustainability work, including among others, a GRESB 5 Star rating, ENERGY STAR Partner of the Year, a WELL Health-Safety Rating and Fitwel Champion. As a result of our leadership we were selected to receive a $5.0 million grant in the first funding round of the Empire Building Challenge, a $50 million state initiative spearheaded by the New York State Research and Development Authority (NYSERDA) to reduce greenhouse gas emissions. We believe that higher quality tenants in general place a higher priority on sustainability, controlling costs, and reduction in contributions to greenhouse gases.

•Pursue Attractive Acquisition and Redevelopment Opportunities. We have built a dedicated investment function which includes our Chief Investment Officer and a full acquisitions team. and positions us to take advantage of potential opportunities. We believe our flexible balance sheet, access to capital, expertise in redevelopment and ability to offer OP units in tax deferred acquisition transactions should give us significant flexibility in structuring and consummating acquisitions. In December 2021, we completed our first acquisition since the hire of our acquisitions team by purchasing two multifamily assets in Manhattan. See ITEM 2. Properties for more information. For the foreseeable future, we intend to focus our acquisition strategy primarily on NYC office, retail and multifamily properties where we can achieve attractive returns on invested capital. We also believe there may be opportunities to acquire and reposition additional stand-alone retail spaces. Further, we have a development site, Metro Tower at the Stamford Transportation Center, which is adjacent to our Metro Center property, which we believe to be one of the premier office buildings in Connecticut. All zoning approvals have been obtained to allow development of an approximately 0.4 million rentable square foot office tower and garage. We intend to develop this site when we deem the appropriate combination of market and other conditions are in place.

•Proactively Manage Our Portfolio. We believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates. We utilize our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction to negotiate attractive leasing deals and to attract high credit-quality tenants. We proactively manage our rent roll and maintain continuous communication with our tenants. We foster strong tenant relationships by being responsive to tenant needs. We do this through the amenities we provide, the quality of our buildings and services, our employee screening and training, energy efficiency initiatives, and preventative maintenance and prompt repairs. Our attention to detail is integral to serving our clients and building our brand. Our properties have received numerous industry awards for their operational efficiency. We believe long-term tenant relationships will improve our operating results over time by reducing leasing, marketing and tenant improvement costs, as well as tenant turnover. We do extensive diligence on our tenants’ (current and prospective) balance sheets, businesses and business models to determine if we will establish long-term relationships in which they will both renew with us and expand over time. We have had greater than 200 tenant expansions within our portfolio totaling over 2.5 million square feet since 2013.

•Enhance and Recover our Observatory Operations. The Empire State Building offers panoramic views of New York and neighboring states from its world-famous 86th and 102nd floor observatories which historically have drawn millions of visitors each year. Prior to the outbreak of COVID-19, the number of visitors to the observatories was approximately 3.8 million and 3.5 million for the years ended December 31, 2018 and 2019, respectively, including approximately two-thirds international visitors. Due to government mandated closure from March 16, 2020 to July 20, 2020, travel restrictions on international and domestic tourists, and other impacts of the pandemic, the number of visitors declined for the year ended December 31, 2020 to 0.5 million visitors, ramping up slowly to 0.8 million in

2021. Part of our business strategy is to return to the profitability at the Empire State Building observatory that we experienced pre-COVID-19 in the first months after our December 2019 completion of its comprehensive approximately $165 million multi-year re-imagination and redevelopment. We plan to do this through enhanced operations such as timed-entry, enhanced marketing and cross-promotional activities as well as enhanced health and safety protocols, including indoor environmental quality measures with MERV 13 filters, ventilation and an Atmos Air bipolar ionization air purification system. Visitor feedback of the new experience and our safety protocols has been very positive thus far.

Leasing
    Our focus is to maintain a brand that tenants associate with a consistently high level of quality of services, healthy buildings, amenities, maintenance, and tenant installations, with high performance design guidelines for energy efficiency and indoor environmental quality, and long-term financial stability. Through our commitment to brokers, we have developed long-term relationships that focus on negotiating attractive transactions with high credit-quality tenants. We proactively manage and cultivate our industry relationships and make the most senior members of our management team available to our constituencies. We believe that our consistent, open dialogue with our tenants and brokers enables us to maximize our results. Our focus on performance and long-term perspective allows us to concentrate on the ongoing management of our portfolio, while seeking opportunities for growth in the future.

Property Management
    We protect our investments by regularly monitoring our properties, performing routine preventive maintenance, and implementing capital improvement programs in connection with property redevelopment and life cycle replacement of equipment and systems. We presently self-manage all of our office and retail properties. We proactively manage our properties and rent rolls to (i) aggregate smaller demised spaces to create large blocks of vacant space in order to attract high credit-quality tenants at higher rental rates, and (ii) create efficient, modern, pre-built offices that can be rented through several lease cycles and attract high credit-quality tenants. We aggressively manage and control operating expenses at all of our properties. In addition, we have made energy efficiency retrofitting and sustainability a portfolio-wide initiative driven by economic return. We pass on cost savings achieved by such improvements to our tenants through lower utility costs and reduced operating expense escalations. We believe these initiatives make our properties more desirable to a broader tenant base than the properties of our competitors.
Business Segments
    Our reportable segments consist of a real estate segment and an observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our commercial and multifamily real estate assets, principally office properties, located in Manhattan and the greater New York metropolitan area. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These segments are managed separately because each business requires different support infrastructure, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties at current market prices. This intersegment rent is eliminated upon consolidation.
    For more information about our segments, refer to “Financial Statements-Note 13-Segment Reporting” in this Annual Report on Form 10-K.
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

In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. In particular, as the owner of large commercial buildings in New York City, we are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such building establishes annual limits for greenhouse gas emissions, requires yearly emissions reports beginning in May 2025, and imposes penalties for emissions above such limits. Based upon our present understanding of the law and calculations related thereto, we expect to pay no fine on any building in our portfolio in the 2024-2030 first period of enforcement.

Affordable Housing

Certain units in our multifamily properties are designated for lower income households and are therefore subject to supervision and regulation by state and federal governmental authorities regulate affordable housing rental activities. See Risk Factors - Government housing regulations may limit opportunities at the multifamily properties in which we invest, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits – for more information.

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

Income from admissions to the Empire State Building observatory, and certain other income generated by the observatory, would not likely be qualifying income for purposes of the REIT gross income tests. We jointly elected with Observatory TRS, which is the current lessee and operator of the observatory and which is wholly owned by our operating partnership, for observatory TRS to be treated as a TRS of ours for U.S. federal income tax purposes. Observatory TRS leases the Empire State Building observatory from the operating partnership pursuant to a lease that provides for fixed base rental payments and variable rental payments equal to certain percentages of Observatory TRS’s gross receipts from the operation of the observatory. Given the unique nature of the real estate comprising the observatory, as of the date of such lease, we did not believe that there is any space in the Empire State Building or in the same geographic area as the Empire State Building that is likely to be considered sufficiently comparable to the observatory for the purpose of applying the exception to related party rent described above. We have received from the IRS a private letter ruling that the rent that our operating partnership receives from Observatory TRS pursuant to the lease of the Empire State Building observatory is qualifying income for purposes of the REIT gross income tests so long as such rent reflects the fair market rental value of the Empire State Building observatory as determined by an appraisal rendered by a qualified third party appraiser.

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

Human Capital Management
As of December 31, 2021, the company employed 693 people, of whom approximately 484 are covered by collective bargaining agreements. We recognize that our success is realized through the attraction, retention, development, engagement and empowerment of the highly valued employees amongst our diverse pool of talent, and we endeavor to set our policies and practices accordingly.

Diversity and Inclusion

We believe diverse perspectives and experiences enhance effective decision making and innovation. We strive to create a diverse, inclusive workplace where people can be authentic in their roles. We are proud of the strides we have made in the past two years in terms of enhancing the gender and ethnic diversity of our board and management team through the appointment of new directors and a new Chief Financial Officer. We were selected for the 2022 Bloomberg Gender-Equality Index in our first year of participation.

Talent Acquisition and Retention

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

Training and Development

We believe continuous learning by our employees supports productivity, innovation and retention, as well as personal and professional growth for the individual employee. We invest in training, including certain programs which are mandatory for all employees and other programs which are voluntary and self-directed on platforms provided by the company.

Health, Safety and Wellness

We have been recognized for leadership in indoor environmental quality, healthy buildings, retrofit energy efficiency, and sustainability in the built environment.

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

Offices
    Our principal executive offices are located at 111 West 33rd Street, 12th floor, New York, New York 10120. In addition, we have five additional regional leasing and property management offices in Manhattan and the greater New York metropolitan area. Our current facilities are adequate for our present and future operations, although we may add regional offices, depending upon our future operations.
Available Information
    Our website address is http://www.esrtreit.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. We make available, free of charge, on or through the SEC Filings section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any

amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website the Audit Committee Charter, Compensation and Human Capital Committee Charter, Finance Committee Charter, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics, which govern our directors, officers and employees. Within the time period required by the SEC, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers and our executive officers or directors. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, together with all other information in this Annual Report on Form 10-K, before you decide to retain or make an investment in our securities. These are not the only risks we face. Additional risks currently unknown or deemed immaterial could have a material adverse effect on us and our REIT qualification, which could reduce our share price and cause loss of all or part of your investment. Some items below are forward-looking statements. See “Forward-Looking Statements.”

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

The COVID-19 pandemic has impacted the entire U.S., including New York and Connecticut where our properties are located. Measures taken by authorities to limit its impact, including quarantines, social distancing, and restrictions on travel, business operations and construction, have affected, and continue to affect, adversely our and our tenants’ businesses, operations and financial condition. Certain tenants have made, and may continue to make, requests for rent deferral, rent abatement or lease termination, and/or have taken actions to challenge lease enforceability, defaulted on lease obligations or invoked insolvency protection, all of which have reduced, and may continue to reduce, our revenue. Additionally, measures taken by our tenants to limit COVID’s impact, including internal policies on work from home, social distancing, and delays in return to office dates have impacted office building utilization levels. The scope and duration of the foregoing events are uncertain and unpredictable.

In addition, as a result of such restrictions, we had to close the observatory to the public from March 16, 2020 to July 20, 2020, and during such closure substantially all observatory revenue was discontinued. Since then, due to continued travel restrictions, especially for international travel, visitor volume has lagged our historical results and we cannot predict when we may achieve visitor volume comparable to 2019 when approximately two-thirds of our visitors were international. During 2020 and 2021, visitor volume was 0.5 million and 0.8 million, respectively, compared to 3.5 million in 2019. Additionally, observatory revenue for 2020 and 2021 was $29.1 million and $41.5 million respectively, compared to $128.8 million in 2019.

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

The COVID-19 pandemic has had, and any future public health crisis could have, a material adverse effect on our operations, cash flows and financial condition due to, among other factors:
•adverse effect on our human capital management, as our employees, including senior management, remain subject to risk of illness, and their remote work sometimes strains efficiencies and management oversight, cybersecurity, and morale;
•downturn in national and/or local economies decreases prospects, demand, occupancy and rental rates for our office, multifamily and retail space, all with an adverse impact on the value or price of our assets;
•delays, cost increases and/or cancellations of planned capital projects;
•potential impairment of our ability to comply with existing debt agreements, to pay down, refinance, or extend maturing debt, , and to incur new debt;
•volatility and downward pressure on the market price of our Class A common stock and publicly traded partnership units, which may also reduce our access to capital and/or our equity currency for new acquisitions; and
•reduction of our cash flows and our ability to pay dividends, with potential impairment of REIT qualification, and business continuity.

While the U.S. economy has shown signs of improvement compared to 2020 and the use of vaccines has alleviated some COVID-19 restrictions, the persistence of the pandemic and spread of new virus strains reinforces the risks described herein.

Risks Relating to Portfolio Concentration

Our properties are geographically concentrated in New York and Connecticut, and adverse state or local economic or regulatory developments could have a material adverse effect on our operations, cash flow and financial condition.

Our portfolio is comprised of properties primarily in Manhattan as well as in Fairfield County, Connecticut and Westchester County, New York. As a result, our business is dependent on the New York City economy in general and the market for office, retail and multifamily space in Manhattan in particular, which exposes us to greater economic and regulatory risks than if we owned a more geographically diverse portfolio. These risks include business layoffs, downsizing, industry slowdowns, and relocations of businesses as well as increases in real estate and other local taxes, and regulatory compliance costs. The current federal tax limits on the deductibility of state and local taxes as well as higher individual tax rate proposals may negatively impact demographic trends in high tax states like New York and Connecticut. Additionally, our concentration in dense urban communities where social distancing is more difficult may cause us to experience longer periods of economic disruption from COVID-19.

The threat or occurrence of a terrorist event, particularly in New York City, may materially and adversely affect the value of our properties and our ability to generate cash flow.

The threat or occurrence of a terrorist event may cause people to relocate from Manhattan and the greater New York metropolitan area to less populated, lower-profile areas. This could trigger a decrease in the demand, occupancy and rental rates for, and materially affect the value of, our properties and their cash flow. Such negative consequences may be even more likely in a high-profile property like the Empire State Building and its observatory. Additionally, a terrorist event could cause insurance premiums at certain of our properties to increase significantly.

We rely on six properties, in particular the Empire State Building and its Observatory, for a significant portion of our revenue.

For the year ended December 31, 2021, six of our properties together accounted for approximately 75.5% of our portfolio’s rental revenues, with the Empire State Building individually accounting for approximately 31.7%. Our revenue and cash available for distribution would be materially and adversely affected if any of these six properties were materially damaged or a significant number of their tenants experienced financial strain leading to lease default or bankruptcy filing. Additionally, for fiscal years ending December 31, 2019, 2020 and 2021, we derived approximately $128.8 million, $29.1 million and $41.5 million, respectively from the Empire State Building’s observatory operations. Loss of revenue from the observatory, as we have experienced in 2020 through 2021 as a result of the COVID-19 pandemic, has had and can in the future have a material adverse impact on our total revenue and financial condition.

Our five largest tenants represented approximately 13.2% of our total portfolio’s annualized rent as of December 31, 2021.

As of December 31, 2021, our five largest tenants together represented 13.2% of our total portfolio’s annualized rent, with our largest tenant leasing an aggregate of 0.4 million rentable square feet of office space at one of our office properties, representing approximately 4.1% of our total portfolio rentable square feet and approximately 5.1% of our total portfolio annualized rent. Our significant tenants may experience financial strain leading to lease default or bankruptcy filing, as we experienced in July 2021 with the bankruptcy of one of our then largest tenants. See Leasing section of ITEM 7. Management's Discussion and Analysis for more information. In such cases, we may not recover our upfront investments in tenant improvement allowances, concessions, and transaction costs like professional fees and commissions. Upon tenant default, we may experience delays and substantial costs in enforcing our rights and protecting our investment. Our financial condition could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, become insolvent, default under their leases, and/or fail to renew on favorable terms or at all.

Risks Relating to the Real Estate Market

A sustained shift away from in-person work environments to remote work, increased use of a hoteling desk layout or a move towards a city hub and suburban spoke geographic model could have an adverse effect on the overall demand for our office and multifamily apartment units.

Limitations on in-person work environments caused by the COVID-19 pandemic have temporarily shifted employers and employees away from fully in-person work environments, and a more permanent shift of this type could have an adverse effect on the overall demand for our office space. Additionally, with increased employer flexibility to work from home, current and prospective residents may be less likely to live in dense urban centers or multifamily housing like the Company owns. These trends and the related effects may continue after the COVID-19 pandemic, which could impair demand and value at our properties.

Adverse economic and geopolitical conditions impacting the industries of our tenants, in particular the retail industry, could cause reduced demand, rental rates and occupancy for our retail and office space.

As of December 31, 2021, approximately 17.1% of our portfolio's annualized rent was comprised of retail tenants. In recent years, the retail industry has faced reductions in sales revenues and increase in bankruptcies throughout the United States, due to a consumer shift to online shopping, all exacerbated by the COVID-19 pandemic. This has reduced demand for physical retail space especially at street level, which typically commanded the highest rental rates per square foot in office properties.

The bankruptcy or insolvency of any tenant could result in the termination of such tenant’s lease and material losses to us.

As we experienced in July 2021 with the bankruptcy of one of our largest tenants at the time, the occurrence of a tenant bankruptcy or insolvency could diminish or terminate the income we receive from that tenant. The COVID-19 pandemic has increased the number of tenant bankruptcies, where federal law may prohibit us from timely eviction and/or authorize the tenant to terminate its lease(s), with statutory limitations on our recovery of rent due for the remaining lease term. Additionally, a large number of our tenants (measured by number of tenants as opposed to aggregate square footage) are smaller businesses that generally do not have the financial strength of larger corporate tenants. Smaller businesses generally experience a higher rate of failure than large businesses, and their insolvency could have a material adverse effect on our operations, cash flow and financial condition.

Competition may impede our ability to attract or retain tenants or re-lease space.

The leasing of real estate in the greater New York City and its surrounding metropolitan area is highly competitive in rental rates, location, services and property condition. We have seen increased competition from lessors in offering concessions, short term, amenities, indoor environmental quality and sustainability certifications. Increased competition challenges our ability to lease space and maximize our effective rents.

We may be unable to renew leases or re-lease vacant space on favorable terms or at all as leases expire.

As of December 31, 2021, we had approximately 1.4 million rentable square feet of vacant space (excluding leases signed but not yet commenced) in our office and retail properties. In addition, leases representing 5.7% and 6.3% of the square footage of the office and retail properties in our portfolio will expire in 2022 and 2023, respectively (including month-to-month leases). We cannot be assured that expiring leases will be renewed or that our properties will be re-leased at net effective rental rates at or above the current average.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants.

Upon expiration of leases at our properties and with respect to our current vacant space, we may be required to make rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, our multifamily properties face competition for residents as a result of technology innovation. If we are unable to match the competition for lack of capital or other reasons, we may fail to attract new tenants or to renew existing tenants.

The short-term nature of multifamily leases exposes us more quickly to the effects of declining market rents, potentially making our revenue more volatile.

Generally, our multifamily leases are for twelve months or less. If the terms of the renewal or reletting are less favorable than current terms, our results of operations and financial condition will be negatively affected. Given their short-term lease structure, our multifamily rental revenues are more sensitive to market declines.

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

If we are found to be in breach of any of these ground leases, the fee owner may terminate such lease, and we could lose the right to use the properties. In addition, unless we purchase the underlying fee interest in these properties or extend the terms of the ground leases on the current terms, we will lose our right to operate these properties, or continue to operate them at lower profitability.

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

We have engaged, and continue to engage, in development activities with respect to our properties. We own entitled land at the Transportation Center in Stamford, Connecticut that can support the development of an approximately 0.4 million rentable square foot office building and garage. Development subjects us to risks beyond our control, which could have a material adverse effect on our financial condition, including, without limitation, the availability and pricing of financing; availability and timing of zoning and other approvals; occupancy rates and rents; construction costs and delays (whether due to weather, labor conditions, material shortages or otherwise), and timely lease-up. We will fail to recover expenses and management time already incurred if we abandon any then pending development.

We may not be able to control our operating costs, or our expenses may remain constant or increase even if income from our properties decreases.

Certain costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced when a property is not fully occupied, rental rates decrease or other circumstances cause a reduction in income. The terms of our leases may also limit our ability to charge our tenants for all or a portion of these expenses. Additionally, inflation has impacted and will continue to impact property operating expenses and construction costs.

We are exposed to risks from third party property management services.

While we perform property management services for the majority of our properties, we use a third party property management company to service certain of our multifamily properties. If such third party property management company does not perform in accordance with our contractual agreements and desired standards, we could be exposed to additional risks, such as costs and reputational harm.

Risks Related to Our Non-Real Estate Operations

The observatory operations at the Empire State Building are not traditional real estate operations, and may be negatively impacted by competition, adverse weather, and changes in tourist trends caused by public health crises, including COVID-19 pandemic, among other factors.

For fiscal years ending December 31, 2019, 2020 and 2021, we derived approximately $128.8 million, $29.1 million and $41.5 million from our observatory operations. Our revenues declined significantly in 2020 and 2021, as a result of the pandemic and government mandated closures and a slow ramp-up in visitor volume after reopening in July 2020, in large part due to travel restrictions. We cannot predict when, if at all, our observatory revenues will return to pre-COVID-19 levels. Any future health or other economic crisis could negatively impact tourist trends and visitor demand for our observatory, which could have a material adverse effect on our business. We are also susceptible to reductions in visitor demand due to adverse weather. We compete against existing observatories in New York City at the World Trade Center, Rockefeller Center, Hudson Yards, and One Vanderbilt, all of which may divert visitors and negatively impact our revenue.

The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks.

The Empire State Building and its broadcasting mast provide radio and data communications services and support delivery of broadcasting signals to cable and satellite systems and television and radio receivers. We license the use of the broadcasting mast to third party television and radio broadcasters. During the year ended December 31, 2021, we derived approximately $13.5 million of revenue (excluding tenant reimbursement income) from such broadcasting licenses and related leases, as compared with about $21 million at its peak a few years ago. Competition from other broadcasting operations has had a negative impact on revenues from our broadcasting operations, and lease renewals have yielded reduced revenue, and higher operating expenses and capital expenditures. Our broadcast licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as changes in consumer behavior, which may reduce the demand for over-the-air broadcast licenses. Recent government regulations may materially and adversely affect our broadcast revenue by reducing the demand for broadcast licenses through making more spectrum available for wireless broadband service providers.

The impairment of a significant portion of goodwill could negatively affect our reported financial condition.

Our balance sheet includes goodwill of approximately $491.5 million at December 31, 2021, consisting primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. On an annual basis and whenever circumstances indicate the carrying value or goodwill may be impaired, we are required to assess any such impairment and charge to operating earnings the resulting non-cash impairment. The closure of our observatory due to the pandemic and continued uncertainty around tourism amid COVID caused us to perform such an assessment each quarter since the second quarter of 2020 using a third-party valuation consulting firm. Though we determined no impairment has been necessary, we will continue such assessments when appropriate. See “Financial Statements – Note 4 – Deferred Costs, Acquired Lease Intangibles and Goodwill.” An impairment could have a material adverse effect on our reported earnings.

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

We are subject to interest rate risk under our revolving credit facility and related term loan, which use U.S. Dollar (“USD”) LIBOR to establish the interest rate. In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated that it would phase out LIBOR as a benchmark. In November 2020, the Federal Reserve Board announced that banks must stop writing new USD LIBOR contracts by the end of 2021 and that, no later than June 30, 2023, when USD LIBOR will no longer be published, market participants should amend legacy contracts to use the Secured Overnight Financing Rate (“SOFR”) or another alterative reference rate. Our debt facilities provide a mechanism to set an alternative rate of interest, but no such amendment has yet been made. While we do not expect the discontinuation of USD LIBOR and related transition to affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates and/or payments under our debt agreements. Additionally, the phase-out of USD LIBOR and transition to SOFR may result in disruption to financial markets , which could have a material adverse effect on our financial condition and adversely affect our ability to obtain future debt on favorable terms.

Our debt and related limitations in our loan documents could adversely affect us.

As of December 31, 2021, we had total debt outstanding of approximately $2.3 billion and total mortgages of approximately $968.8 million with no maturity before November 2024. See “Financial Statements – Note 5 – Debt” for required payments of our indebtedness. Our organizational documents do not limit the debt we may incur, and we may incur significant additional debt to finance future acquisition and development activities. Our current and potential levels of debt, and the related limitations in our loan documents could have significant adverse consequences to our cash flow and our ability to service and refinance our debt. We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms. We may default on our debt obligations, in which case the lenders may accelerate our debt obligations and foreclose on any mortgaged properties. Our default on one debt with cross-default provisions could result in a default on other debt. We may fail to hedge interest rates effectively. If any one of these events were to occur, our operations, cash flow, financial condition, and ability to service debt and to make distributions could be adversely affected.

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

Mortgage and other secured debt increases our risk of property losses because defaults may result in foreclosure. For tax purposes, a foreclosure generally is treated as a sale of the property for a purchase price equal to the outstanding debt. If such debt exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but not receive any cash. Foreclosures could also trigger our obligations under tax protection agreements with certain legacy investors to indemnify them for certain taxes upon sale of specific properties where they had embedded phantom taxable income (or the failure to maintain certain levels of indebtedness available for them to guarantee). See “Financial Statements – Note 11 – Related Party Transactions – Tax Protection Agreements.”

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

Our properties are concentrated in the New York metropolitan area. Natural disasters, including earthquakes, storms, storm surges, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding area. Climate change, including rising sea levels and extreme temperature fluctuations, could adversely impact the coastal metropolitan areas in which we operate. These conditions could result in declining demand for our commercial and multifamily properties, compromise our ability to operate the buildings, make insurance less affordable or available, and increase the cost of energy at our properties. Also, certain of our properties could not be rebuilt to their existing height or size under current land-use laws. In that event, we may have to upgrade such property to meet code requirements. Our disaster recovery and business continuity plans may not be adequate to address these risks.

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

If contamination is discovered on our properties, environmental laws may restrict use or operations. For example, our property at 69-97 Main Street in Westport, Connecticut is subject to restrictions on the use, occupancy and development of the property, which may impair our ability to sell, lease or finance this property. Additionally, we have restrictions imposed on site work done at our 500 Mamaroneck property required by the New York State Department of Environmental Control. Other laws and regulations govern indoor and outdoor air and water quality including abatement or removal of asbestos-containing materials, lead paint, and electrical equipment containing polychlorinated biphenyls (PCBs). We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria, which may cause adverse health effects. Our predecessors may be subject to similar liabilities for past activities. We could incur fines and be liable for the costs of remedial action with respect to the foregoing. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations.

We may incur significant costs to comply with environmental laws, in particular New York City’s Local Law 97.

We may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs. In particular, as the owner of large commercial buildings in New York City, we are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such building establishes annual limits for greenhouse gas emissions, requires yearly emissions reports beginning in May 2025, and imposes penalties for emissions above such limits. While we are actively working to reduce our carbon emissions, there can be no assurance that we will be able to operate within the limits of Local Law 97, or that the costs of compliance and/or penalties will not be material. Based upon our present understanding of the law and calculations related thereto, we expect to pay no fine on any building in our portfolio in the 2024-2030 first period of enforcement.

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

Under his employment agreement, Mr. Malkin has agreed to (a) devote a majority of his business time and attention to our business and (b) during, and for a time after, his employment with us to refrain from competition with us. Mr. Malkin is also permitted to devote time to his other investments to the extent such activities do not materially interfere with the performance of his duties to us. He owns interests in properties and businesses that were not contributed to us in the formation transactions, some of which are now managed by our company. See “Financial Statements – Note 11 – Related Party Transactions – Excluded Properties and Businesses.” In some cases, Mr. Malkin or his affiliates may have management and fiduciary obligations that could conflict with his responsibilities to our company. We may choose to moderate or omit enforcement of our rights under this agreement to maintain our relationship with him given his knowledge of our business, relationships with our customers, and significant equity ownership in us, and this could have a material adverse effect on our business.

Our failure to maintain satisfactory labor relations could materially and adversely affect us.

As of December 31, 2021, we have collective bargaining agreements that cover 484 employees, or 70% of our workforce, that service all of our office properties. Our inability to negotiate acceptable renewals as existing agreements expire could result in strikes or work stoppages and disrupt our operations. In any such event for any extended period of time, we would likely engage temporary replacement workers, which would result in increased operating costs.

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

In the past we have been, and in the future we may become, subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Certain litigation or its resolution may affect the availability or cost of our insurance coverage, which could adversely impact our financial condition, expose us to increased uninsured risks, and/or adversely impact our ability to attract officers and directors. See “Financial Statements – Note 9 – Commitments and Contingencies.”

Cyberattacks and any failure to comply with related laws could negatively impact us.

We rely extensively on technology, both internal and outsourced, to process transactions and manage our business, so our business is increasingly at risk from cyberattacks that continue to increase in number, intensity and sophistication. These have included and could in the future include internal and external attempts to gain unauthorized access to our data and computer systems to, disrupt operations, or steal confidential information. We employ a number of controls to prevent and mitigate these threats; but there is no guarantee such measures will be successful. A cyberattack could compromise the confidential information of our employees, tenants, customers and vendors, and disrupt our business operations and relationships.

Any compromise of our security could also result in a violation of applicable privacy (e.g., observatory customer data, company employee data, or residential data at multifamily properties) and other laws, with significant damage to our legal and financial condition, our reputation, our business, our records, and confidence of our business relationships. New laws and regulations on these subjects pose increasingly complex compliance challenges and costs across multiple jurisdictions.

The adoption of, or changes, in rent control or rent stabilization regulations and eviction regulations in our markets could have an adverse effect on our operations and property values.

A growing number of state and local governments have enacted and may continue to consider enacting and/or expanding rent control or rent stabilization regulations, which have limited and could continue to limit in broadening ways our ability to raise rents or charge certain fees, either of which could have a retroactive effect. We continue to see increases in governments considering or being urged by advocacy groups to consider rent forgiveness, rent control or rent stabilization regulations or expand coverage of existing regulations in our markets. These regulations may also make changes to and/or expand eviction and other tenants’ rights regulations that may limit our ability to enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums), pursue collections or charge certain fees, which could have an adverse impact on our operations and property values.

Government housing regulations may limit opportunities at the multifamily properties in which we invest, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits.

We own, and may acquire additional equity interests in properties that benefit from governmental programs intended to provide housing to individuals with low or moderate incomes. These governmental programs typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of the applicable government agency in order to acquire or dispose of a significant interest in or manage such property. We may not always receive such approval.

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

While we intend to continue to qualify as a "domestically controlled" REIT for purposes of the Foreign Investment in Real Property Tax Act of 1980, we cannot assure that result, as our Class A common stock is publicly traded, QIA (a non-U.S. holder) owns approximately 17.67% of our common stock and other non-U.S. holders may now or in the future hold additional shares. If we were to fail to qualify, gain realized by a foreign investor (other than a “qualified shareholder”, a “qualified foreign pension fund” or a “qualified controlled entity”) on a sale of our common stock would be subject to FIRPTA unless (a) our common stock was traded on an established securities market and the foreign investor did not at any time during a specific testing period directly or indirectly own more than 10% of the value of our outstanding common stock, or (b) another exemption from FIRPTA were applicable.

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

We intend to distribute our taxable net income to our securityholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. Refer to Part I, Item 1, “Business – Our Tax Status” for more information. Any failure to do so will incur substantial entity level tax and/or disqualification as a REIT with the adverse tax consequences and limits on re-qualification described above in this Risk Factors section.

In addition, our taxable income may exceed our net income as determined by GAAP. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year, and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to securityholders in that year. In that event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy such REIT requirements and avoid such taxes.

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

In connection with the formation transactions, we entered into a tax protection agreement with certain Malkin family members, including Anthony E. Malkin and Peter L. Malkin, pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center, and in connection with our sale of a 9.9% fully diluted interest in our company to QIA in 2016, we agreed, subject to certain minimum thresholds and conditions, to indemnify QIA, in each case, against certain tax liabilities that may arise from certain property transactions. See “Financial Statements – Note 11 – Related Party Transactions – Excluded Properties and Businesses.” If we were to trigger such tax indemnification obligations, we would be required to pay the resulting tax consequences to the Malkin Group, the additional third party investor in Metro Center and/ or QIA, as applicable. These obligations may restrict our ability to engage in a strategic transaction, require us to maintain more or different debt, and/or inhibit our disposing of a property that we might judge to be otherwise be in the best interest of the securityholders.

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

As of December 31, 2021, our Chairman, President and Chief Executive Officer, Anthony E. Malkin, together with the Malkin Group, has the right to vote 40,859,706 shares of our common stock, which represents approximately 18.7% of the voting power of our outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of our board and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies.

As of December 31, 2021, QIA had a 10.63% fully diluted interest in us, which represented 17.67% of the outstanding Class A common stock. Pursuant to the terms of our stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in us by purchasing additional shares of our Class A common stock when we or our operating partnership issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to our securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by our board. The interests of Mr. Malkin and QIA could conflict with or differ from your interests as a holder of our common stock, and these large securityholders may exercise their right as securityholders to restrict our ability to take certain actions that may otherwise be in the best interests of our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our securityholders may view as beneficial.

Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of certain members of our senior management team to differ from your own.

As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including our Chairman, President and Chief Executive Officer, Anthony E. Malkin, and our Chairman Emeritus, Peter L. Malkin, may suffer different and more adverse tax consequences than holders of our Class A common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, the effect of certain transactions on Messrs. Malkin may influence their decisions affecting these properties and may cause such members of our senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders. Additionally, in connection with the formation transactions, we entered into a tax protection agreement with Messrs. Malkin pursuant to which we have agreed to indemnify the Malkin Group and one additional third party investor in Metro Center against certain tax liabilities if those tax liabilities arise from a transaction involving one of four properties. Refer to “Financial Statements – Note 11 – Related Party Transactions – Excluded Properties and Businesses” for more information. As a result of entering into the tax protection agreement, Messrs. Malkin may have an incentive to cause us to enter into transactions from which they may personally benefit.

Conflicts of interest exist or could arise in the future between the interests of our securityholders and OP unit holders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. For example, a potential acquisition or disposition opportunity could be opportunistic to the REIT while tax disadvantageous to certain OP holders. Our directors and officers have duties to our company and its shareholders under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner in our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. If there is a conflict between the interests of such stockholders and the interests of such limited partners, such operating agreement provides that our company will fulfill its fiduciary duties as general partner to such limited partners by acting in the best interest of such stockholders.

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

Our board may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize the company’s status as a REIT for U.S. federal income tax purposes. For example, we have entered into such a waiver with QIA, which permits QIA to own up to 15% of the outstanding shares of our Class A common stock and an aggregate amount of Class A common stock equal to a 9.9% fully diluted economic interest in the company (inclusive of all outstanding common OP units and LTIP units), which currently equals approximately 17.67% of our outstanding Class A common stock, all subject to a supplementary waiver which may adjust the foregoing limits to the extent QIA's ownership percentage increases solely as a result the Company's share buybacks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    As of December 31, 2021, we did not have any unresolved comments from the staff of the SEC.

ITEM 2. PROPERTIES

Our Portfolio Summary
    As of December 31, 2021, our office and retail portfolio consisted of 14 office properties and six standalone retail properties totaling approximately 10.1 million rentable square feet and was approximately 82.4% occupied, yielding approximately $523.8 million of annualized rent. Our retail properties are comprised of retail space at the base of our Manhattan office properties, four standalone retail properties in Manhattan and two contiguous standalone retail properties in Westport, Connecticut. All of the Manhattan properties are located dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic. Giving effect to leases signed but not yet commenced, our portfolio was approximately 85.7% leased as of December 31, 2021. Additionally, at December 31, 2021, our portfolio included two multifamily properties located in Manhattan totaling 625 units. In addition, we owned entitled land that will support the development of an approximately 0.4 million rentable square foot office building and garage ("Metro Tower") at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties.

Office and Retail Portfolio

The table below presents an overview of our office and retail portfolio as of December 31, 2021.

					Annualized
		Rentable			Rent per
		Square	Percent	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	Occupied (2)	Rent (3)	Square Foot (4)	Leases (5)
Manhattan Office Properties - Office
The Empire State Building (6)	Penn Station -Times Sq. South	2,715,148	82.0%	$138,571,093	$62.22	153
One Grand Central Place	Grand Central	1,245,679	87.5%	65,514,506	60.11	162
1400 Broadway (7)	Penn Station -Times Sq. South	917,716	89.9%	46,174,199	55.98	24
111 West 33rd Street (8)	Penn Station -Times Sq. South	641,036	97.5%	40,477,718	64.79	23
250 West 57th Street	Columbus Circle - West Side	466,143	81.7%	23,693,696	62.24	33
501 Seventh Avenue	Penn Station -Times Sq. South	461,367	78.0%	17,527,866	48.68	23
1359 Broadway	Penn Station -Times Sq. South	456,129	70.8%	19,041,630	58.98	26
1350 Broadway (9)	Penn Station -Times Sq. South	372,060	79.4%	17,504,941	59.26	54
1333 Broadway	Penn Station -Times Sq. South	295,635	77.0%	13,430,296	59.01	12
Manhattan Office Properties - Office		7,570,913	83.9%	381,935,945	60.12	510

Manhattan Office Properties - Retail
The Empire State Building	Penn Station -Times Sq. South	100,196	46.1%	5,530,491	119.80	11
One Grand Central Place	Grand Central	68,733	98.9%	8,615,690	126.80	12
1400 Broadway (7)	Penn Station -Times Sq. South	20,176	77.2%	1,731,713	111.21	7
112 West 34th Street (8)	Penn Station -Times Sq. South	91,280	100.0%	23,742,322	260.10	4
250 West 57th Street	Columbus Circle - West Side	67,927	86.3%	8,732,706	148.90	6
501 Seventh Avenue	Penn Station -Times Sq. South	33,632	81.3%	1,969,358	72.04	7
1359 Broadway	Penn Station -Times Sq. South	27,624	88.5%	1,554,701	63.62	5
1350 Broadway	Penn Station -Times Sq. South	30,707	73.3%	5,697,920	253.30	4
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	9,812,303	146.45	4
Manhattan Office Properties - Retail		507,276	83.0%	67,387,204	160.11	60

Sub-Total/Weighted Average Manhattan Office Properties - Office and Retail		8,078,189	83.9%	449,323,149	66.33	570

Greater New York Metropolitan Area Office Properties
First Stamford Place (10)	Stamford, CT	777,174	77.4%	26,604,240	44.24	40
Metro Center	Stamford, CT	286,384	84.3%	13,774,751	57.05	19
383 Main Street	Norwalk, CT	260,081	46.0%	3,601,000	30.08	18
500 Mamaroneck Avenue	Harrison, NY	286,161	87.3%	7,604,809	30.46	30
10 Bank Street	White Plains, NY	234,985	85.3%	7,420,613	37.01	30
Sub-Total/Weighted Average Greater New York Metropolitan Office Properties		1,844,785	76.6%	59,005,413	41.77	137

Standalone Retail Properties
10 Union Square	Union Square	57,857	30.4%	4,160,690	236.40	9
1542 Third Avenue	Upper East Side	56,250	100.0%	3,343,039	59.43	4
1010 Third Avenue	Upper East Side	44,662	100.0%	3,658,188	81.91	2
77 West 55th Street	Midtown	25,388	100.0%	1,968,830	77.55	3
69-97 Main Street	Westport, CT	16,874	82.9%	1,591,181	113.70	4
103-107 Main Street	Westport, CT	4,330	100.0%	703,176	162.40	1
Sub-Total/Weighted Average Standalone Retail Properties		205,361	79.0%	15,425,104	95.08	23
Portfolio Total		10,128,335	82.4%	$523,753,666	$62.73	730

Total/Weighted Average Office Properties		9,415,698	82.5%	$440,941,358	$56.78	647
Total/Weighted Average Retail Properties (11)		712,637	81.8%	82,812,308	142.02	83
Portfolio Total (12)		10,128,335	82.4%	$523,753,666	$62.73	730

(1)Excludes (i) 204,168 square feet of space across our portfolio attributable to building management use and tenant amenities and (ii) 79,613 square feet of space attributable to our observatory.
(2)Based on leases signed and commenced as of December 31, 2021 and calculated as (i) rentable square feet less available square feet divided by (ii) rentable square feet.
(3)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(4)Represents annualized rent under leases commenced as of December 31, 2021 divided by occupied square feet.
(5)Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.
(6)Includes 37,110 rentable square feet of space leased by our broadcasting tenants.
(7)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 42 years (expiring December 31, 2063).
(8)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 56 years (expiring May 31, 2077).
(9)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to us, of approximately 29 years (expiring July 31, 2050).
(10)First Stamford Place consists of three buildings.
(11)Includes 507,276 rentable square feet of retail space in our Manhattan office properties.
(12)Excludes 16,175 square feet of retail rentable space at two multifamily properties.

Tenant Diversification
    As of December 31, 2021, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 730 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	3.1%
Broadcast	1.1%
Consumer goods	15.2%
Finance, insurance, real estate	17.0%
Government entity	2.1%
Healthcare	2.0%
Legal services	5.3%
Media and advertising	4.6%
Non-profit	4.6%
Professional services (not including legal services)	10.0%
Retail	17.1%
Technology	13.1%
Others	4.8%
Total	100.0%

(1) Based on annualized rent.
The following table sets forth information regarding the 20 largest tenants in our portfolio based on annualized rent as of December 31, 2021.

			Weighted		Percent of
			Average	Total	Portfolio		Percent of
			Remaining	Occupied	Rentable		Portfolio
		Lease	Lease	Square	Square	Annualized	Annualized
Tenant	Property	Expiration (1)	Term (2)	Feet (3)	Feet (4)	Rent (5)	Rent (6)
LinkedIn	Empire State Building	Aug. 2036	14.7 years	418,552	4.1%	$26,656,726	5.1%
PVH Corp.	501 Seventh Avenue	Oct. 2028	6.8 years	237,281	2.3%	11,343,800	2.2%
Centric Brands Inc.	Empire State Building	Oct. 2028	6.8 years	215,819	2.1%	11,006,769	2.1%
Sephora	112 West 34th Street	Jan. 2029	7.1 years	11,334	0.1%	10,528,487	2.0%
Li & Fung	1359 Broadway, ESB	Oct. 2023 -Oct. 2028	5.8 years	173,273	1.7%	9,283,476	1.8%
Macy's	111 West 33rd Street	May 2030	8.4 years	131,117	1.3%	8,185,511	1.6%
Coty Inc.	Empire State Building	Jan. 2030	8.1 years	156,187	1.5%	7,943,754	1.5%
Urban Outfitters	1333 Broadway	Sept. 2029	7.8 years	56,730	0.6%	7,791,801	1.5%
Federal Deposit Insurance Corp.	Empire State Building	Dec. 2024	3.0 years	119,226	1.2%	7,584,532	1.4%
Signature Bank	1333 & 1400 Broadway	Jul. 2030 - Apr. 2035	12.8 years	124,884	1.2%	7,540,459	1.4%
The Interpublic Group of Co's, Inc.	111 West 33rd Street & 1400 B'way	Feb. 2025	2.4 years	128,296	1.3%	7,221,237	1.4%
Foot Locker	112 West 34th Street	Sept. 2031	9.8 years	34,192	0.3%	7,046,880	1.3%
HNTB Corporation	Empire State Building	Feb. 2029	7.2 years	105,143	1.0%	6,982,283	1.3%
Franklin Templeton	First Stamford Place	Sept. 2024	2.8 years	137,583	1.4%	6,426,634	1.2%
Shutterstock	Empire State Building	Apr. 2029	7.3 years	104,386	1.0%	5,974,821	1.1%
Fragoman	1400 Broadway	Feb. 2035	13.2 years	107,680	1.1%	5,922,400	1.1%
The Michael J. Fox Foundation	111West 33rd Street	Nov. 2029	7.9 years	86,492	0.9%	5,649,928	1.1%
ASCAP	250 West 57th Street	Aug. 2034	12.7 years	87,943	0.9%	5,465,025	1.0%
On Deck Capital, Inc.	1400 Broadway	Dec. 2026	5.0 years	83,266	0.8%	5,004,365	1.0%
Duane Reade	ESB, 1350 Broadway	May 2025 - Sept. 2027	4.5 years	39,142	0.4%	4,830,412	0.9%
Total				$2,558,526	25.2%	$168,389,300	32.0%
(1)Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.
(2)Represents the weighted average remaining lease term, based on annualized rent.
(3)Based on leases signed and commenced as of December 31, 2021.
(4)Represents the percentage of rentable square feet of our office and retail portfolios in the aggregate.
(5)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(6)Represents the percentage of annualized rent of our office and retail portfolios in the aggregate.

Lease Expirations
During 2019, we generally obtained higher base rents on new and renewed leases at our Manhattan office properties. 2021 and 2020 were not representative due to COVID-19. These increased rents are partly due to an increase in the total rentable square footage of such space as a result of remeasurement and application of market loss factors to our space.
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

	Year Ended December 31,
	2021	2020	2019
New and renewal leases entered into during the year (square feet)	1,005,630	923,379	970,443

Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$57.55	$57.45	$65.91

Weighted average annualized cash rent per square foot for previous leases	$58.04	$61.18	$54.72

Increase (decrease) in mark-to-market rent	(0.8)%	(6.1)%	20.4%

The following tables set forth a summary schedule of expirations for leases in place as of December 31, 2021 plus available space for each of the ten calendar years beginning with the year ended December 31, 2021 at the office and retail properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and all early termination rights. The table excludes 16,175 of retail rentable square feet at two multifamily properties.

All Office and Retail Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	1,448,024	14.3%	$—	—%	$—
Signed leases not commenced	30	331,510	3.3%	—	—%	—
Fourth quarter 2021	16	62,128	0.6%	3,029,820	0.6%	48.77
2022	105	575,796	5.7%	32,670,890	6.2%	56.74
2023	94	634,713	6.3%	39,622,216	7.6%	62.43
2024	94	838,787	8.3%	48,675,426	9.3%	58.03
2025	88	548,091	5.4%	33,535,725	6.4%	61.19
2026	71	791,371	7.8%	42,960,506	8.2%	54.29
2027	73	611,080	6.0%	38,944,131	7.4%	63.73
2028	40	918,804	9.1%	48,951,154	9.3%	53.28
2029	41	903,943	8.9%	65,438,879	12.5%	72.39
2030	36	717,208	7.1%	47,398,789	9.0%	66.09
2031	19	159,145	1.6%	19,493,200	3.7%	122.49
Thereafter	53	1,587,735	15.6%	103,032,930	19.8%	64.89
Total	760	10,128,335	100.0%	$523,753,666	100.0%	$62.73

Manhattan Office Properties (4)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	981,727	13.0%	$—	—%	$—
Signed leases not commenced	18	236,152	3.1%	—	—%	—
Fourth quarter 2021	11	48,900	0.6%	2,799,183	0.7%	57.24
2022	73	354,592	4.7%	20,349,570	5.3%	57.39
2023	74	474,339	6.3%	29,082,557	7.6%	61.31
2024	73	621,040	8.2%	37,606,241	9.8%	60.55
2025	54	354,559	4.7%	22,963,843	6.0%	64.77
2026	51	571,774	7.6%	32,924,790	8.6%	57.58
2027	51	440,876	5.8%	26,386,783	6.9%	59.85
2028	26	799,889	10.6%	43,248,632	11.3%	54.07
2029	27	647,901	8.6%	38,825,165	10.2%	59.92
2030	21	607,354	8.0%	36,909,918	9.7%	60.77
2031	10	79,806	1.1%	5,650,883	1.5%	70.81
Thereafter	39	1,352,004	17.7%	85,188,380	22.4%	63.01
Total	528	7,570,913	100.0%	$381,935,945	100.0%	$60.12

Greater New York Metropolitan Area Office Properties

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	403,698	21.9%	$—	—%	$—
Signed leases not commenced	7	28,427	1.5%	—	—%	—
Fourth quarter 2021	3	1,836	0.1%	51,622	0.1%	28.12
2022	24	176,698	9.6%	7,191,472	12.2%	40.70
2023	15	152,874	8.3%	7,159,068	12.1%	46.83
2024	13	191,633	10.4%	8,502,782	14.4%	44.37
2025	31	173,068	9.4%	6,329,977	10.7%	36.58
2026	14	152,836	8.3%	5,943,591	10.1%	38.89
2027	15	114,165	6.2%	4,394,893	7.4%	38.50
2028	9	107,564	5.8%	3,867,238	6.6%	35.95
2029	6	149,116	8.1%	6,507,235	11.0%	43.64
2030	5	41,116	2.2%	1,962,709	3.3%	47.74
2031	—	—	—%	—	—%	—
Thereafter	2	151,754	8.2%	7,094,826	12.1%	46.75
Total	144	1,844,785	100.0%	$59,005,413	100.0%	$41.77

Retail (5)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3)	Rent	Square Foot
Available	—	62,599	8.8%	$—	—%	$—
Signed leases not commenced	5	66,931	9.4%	—	—%	—
Fourth quarter 2021	2	11,392	1.6%	179,015	0.2%	15.71
2022	8	44,506	6.2%	5,129,848	6.2%	115.26
2023	5	7,500	1.1%	3,380,591	4.1%	450.75
2024	8	26,114	3.7%	2,566,403	3.1%	98.28
2025	3	20,464	2.9%	4,241,905	5.1%	207.29
2026	6	66,761	9.4%	4,092,125	4.9%	61.30
2027	7	56,039	7.9%	8,162,455	9.9%	145.66
2028	5	11,351	1.6%	1,835,284	2.2%	161.68
2029	8	106,926	15.0%	20,106,479	24.3%	188.04
2030	10	68,738	9.6%	8,526,162	10.3%	124.04
2031	9	79,339	11.1%	13,842,317	16.7%	174.47
Thereafter	12	83,977	11.7%	10,749,723	13.0%	128.01
Total	88	712,637	100.0%	$82,812,307	100.0%	$142.02

The Empire State Building (6)

			Percent of
		Rentable	Portfolio			Annualized
	Number	Square	Rentable		Percent of	Rent Per
	of Leases	Feet	Square Feet	Annualized	Annualized	Rentable
Year of Lease Expiration	Expiring (1)	Expiring (2)	Expiring	Rent (3) (7)	Rent	Square Foot
Available	—	430,014	15.8%	$—	—%	$—
Signed leases not commenced	2	58,120	2.1%	—	—%	—
Fourth quarter 2021	2	6,971	0.3%	333,750	0.2%	47.88
2022	21	120,124	4.4%	6,881,935	5.0%	57.29
2023	24	99,464	3.7%	6,783,696	4.9%	68.20
2024	23	271,661	10.0%	18,074,834	13.0%	66.53
2025	14	110,331	4.1%	7,400,687	5.3%	67.08
2026	12	132,831	4.9%	8,224,278	5.9%	61.92
2027	18	57,581	2.1%	3,818,249	2.8%	66.31
2028	7	371,238	13.7%	19,810,835	14.3%	53.36
2029	7	282,020	10.4%	17,571,549	12.7%	62.31
2030	6	210,800	7.8%	11,468,411	8.3%	54.40
2031	5	23,038	0.8%	1,918,571	1.4%	83.28
Thereafter	14	540,955	19.9%	36,284,298	26.2%	67.07
Total	155	2,715,148	100.0%	$138,571,093	100.0%	$62.22

The Empire State Building Broadcasting Licenses and Leases

		Annualized		Percent of
	Annualized	Expense	Annualized	Annualized
Year of Lease Expiration	Base Rent (8)	Reimbursements	Rent (3)	Rent
Fourth quarter 2021	$31,710	$14,903	$46,613	0.3%
2022	—	—	—	—%
2023	285,588	69,728	355,316	2.4%
2024	68,958	39,416	108,374	0.7%
2025	—	—	—	—%
2026	848,556	103,900	952,456	6.4%
2027	2,613,626	600,207	3,213,833	21.7%
2028	261,200	9,633	270,833	1.8%
2029	—	—	—	—%
2030	2,082,250	326,484	2,408,734	16.3%
2031	1,855,250	272,818	2,128,068	14.4%
Thereafter	4,703,059	635,565	5,338,624	36.0%
Total	$12,750,197	$2,072,654	$14,822,851	100.0%

(1)If a lease has two different expiration dates, it is considered to be two leases (for the purposes of lease count and square footage).
(2)Excludes (i) 204,168 rentable square feet across our portfolio attributable to building management use and tenant amenities and (ii) 79,613 square feet of space attributable to our observatory.
(3)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(4)Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and observatory operations.
(5)Includes an aggregate of 507,276 rentable square feet of retail space in our Manhattan office properties. Excludes the Empire State Building broadcasting licenses and observatory operations.
(6)Excludes retail space, broadcasting licenses and observatory operations.
(7)Includes approximately $4.3 million of annualized rent related to physical space occupied by broadcasting tenants for their broadcasting operations. Does not include license fees charges to broadcast tenants.
(8)Represents license fees for the use of the Empire State Building mast and base rent for the physical space occupied by broadcasting tenants.

Investments in Real Estate

On December 22, 2021, we closed on the acquisition of two multifamily assets, the Victory (561 10th Avenue) and 345 East 94th Street, previously owned by a joint venture of Fetner Properties and an institutional owner. The total transaction value was $307 million, inclusive of $186 million of assumed debt. Fetner Properties retained a 10% equity stake and continues to manage onsite operations. We will asset manage the properties, make all decisions, and have the right to assume day-to-day management for no additional consideration. The two properties have a total of 625 units and were 96.4% occupied as of December 31, 2021.

Redevelopment and Repositioning

    We have been undertaking a comprehensive redevelopment and repositioning strategy of our Manhattan office properties that has included the physical improvement through upgrades and modernization of, and tenant upgrades in, such properties. Since we assumed full control of the day-to-day management of our Manhattan office properties beginning with One Grand Central Place in 2002, and through December 31, 2021, we have invested a total of approximately $966.7 million (excluding tenant improvement costs and leasing commissions) in our Manhattan office properties pursuant to this program. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings.

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

We believe the high quality of our buildings, services and amenities, their desirable locations and commuter access to mass transportation represent a value proposition with rents at a substantially lower price point than new construction and offering a premium product when compared to similar-vintage unrenovated buildings. Management believes the replacement cost of these properties substantially exceeds their implied value by our current stock price.

The greater New York metropolitan area office market is soft, and we compete with properties that have been redeveloped recently or have planned redevelopment. We have spent approximately $41 million over 2018 through 2021 on our well-maintained and well-located properties’ common areas and amenities to ensure competitiveness and protect our market position.

ITEM 3. LEGAL PROCEEDINGS
    Refer to “Financial Statements-Note 9-Commitments and Contingencies” in this Annual Report on Form 10-K for a description of any pending legal proceedings.

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
    On February 18, 2022, the last sales price for our Class A common stock on the NYSE was $9.47 per share.
Holders
    As of February 18, 2022, we had 576 registered holders of our Class A common stock and 578 registered holders of our Class B common stock. As of February 18, 2022, we had approximately 603 registered holders of Series PR OP Units, 1,343 registered holders of Series ES OP Units, 406 registered holders of Series 60 OP Units and 288 registered holders of Series 250 OP Units. Certain shares of common stock and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares of common stock and OP Units is not known or included in the foregoing totals.
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
During May 2021, we announced our decision to reinstate the quarterly dividend, one quarter earlier than previously announced, driven by confidence in the New York City recovery and improvement in our operating results and liquidity. We declared dividends of $0.035 per share for the second, third and fourth quarters of 2021, which equates to an annualized rate of $0.14 per share.
    Our board will continue our regular review of dividend and capital allocation policies. Distributions declared by us will be authorized by our board in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law, our capital requirements and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our securityholders.
    Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. Dividends paid in the second, third and fourth quarters of 2021 of $0.105 per share are classified for income tax purposes 16.2% as taxable ordinary dividends eligible for the Section 199A deduction and 83.8% as a return of capital.

Stockholder Return Performance
    The following graph is a comparison of the cumulative total stockholder return on our Class A common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the FTSE NAREIT All Equity Index (the "FTSE NAREIT All Equity Index") and the FTSE NAREIT Equity REIT Office Index ("FTSE NAREIT Equity REIT Office Index"). The graph assumes that $100.00 was invested on December 31, 2016 and dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Class A common stock will continue in line with the same or similar trends depicted in the graph below.

250
200
150
100
50
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Empire State Realty Trust, Inc.
S&P 500 Index
MSCI US REIT Index
FTSE NAREIT Equity REIT Office Index

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Empire State Realty Trust, Inc.	$100.00	$102.90	$73.15	$73.82	$50.56	$48.78
S&P 500 Index	$100.00	$120.80	$115.51	$151.88	$179.82	$231.44
MSCI US REIT Index	$100.00	$104.66	$99.88	$125.69	$116.17	$166.20
FTSE NAREIT Equity REIT Office Index	$100.00	$105.25	$89.99	$118.26	$96.46	$117.68
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
Securities Authorized For Issuance Under Equity Compensation Plans
    On May 16, 2019, our shareholders approved the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for grants to directors, employees and consultants of our company and operating partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards, including LTIP units. An aggregate of approximately 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan.  Following adoption by our shareholders of the 2019 Plan, we agreed not to issue any new equity awards under the First

Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, "the Plans"), which we adopted upon our IPO in 2013. The shares of Class A common stock underlying any awards under the 2019 Plan and the 2013 Plan that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of Class A common stock available for issuance under the 2019 Plan. For a further discussion of the Plans, see Note 10 to the consolidated financial statements included under Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

    The following table presents certain information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Equity compensation plans approved by securityholders (1)	N/A	N/A	7,694,642	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	7,694,642
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

        As of December 31, 2021, we have issued 572,451 shares of restricted stock and 12,094,605 LTIP units under the Plans since 2013.

Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities;

Not applicable.

Repurchases of Equity Securities Stock and Publicly Traded Operating Partnership Unit Repurchase Program
    Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2021 through December 31, 2021 and reauthorized a new $500 million from January 1, 2022 through December 31, 2023. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities in each of the three months of the fourth quarter 2021 under the 2021 Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
October 2021	—	$—	—	$—
November 2021	1,452,168	$10.06	1,452,168	$475,343
December 2021	2,426,091	$9.09	2,426,091	$453,296

ITEM 6. [RESERVED]

Not applicable.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic; (ii) a failure of conditions or performance regarding any event or transaction described herein, (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the COVID-19 pandemic; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises such as the COVID-19 pandemic, geopolitical events and/or currency exchange rates, which may cause a decline in Observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or at the anticipated costs; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to our development projects (including our Metro Tower development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; and (xx) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the company's future results, performance or transactions, see the section entitled “Risk Factors” of this Annual Report on Form 10-K.

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
    The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 and the notes related thereto which are included in this Annual Report on Form 10-K.

2021 Highlights

•Net loss attributable to the company of $10.7 million.
•Core FFO of $194.9 million.
•Signed 129 leases, new, renewal, and expansion leases, representing 1,005,630 rentable square feet. This included 87 leases representing 801,254 rentable square feet for the Manhattan office portfolio.
•On December 22, 2021, we completed the acquisition of 625 units in two Manhattan multifamily assets with a total transaction value of $307 million, inclusive of $186 million of assumed debt. We now own a 90% interest, and a Fetner Properties affiliate retained a 10% interest.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented economic, social and political uncertainty, volatility and disruption in the United States and globally. The following sections discuss specific COVID-19 impacts on our business operations.

Liquidity

We currently hold $423.7 million in cash and cash equivalents on our balance sheet and have $850 million undrawn capacity under our unsecured revolving credit facility. Our $850 million unsecured revolving credit facility matures in March 2025 and has two six-month extension options, subject to certain conditions.

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

Leasing

The economic uncertainty and concerns over health and safety relating to the COVID-19 pandemic has slowed the pace of our leasing activity and could result in higher vacancy than we otherwise would have experienced, a longer amount of time to fill vacancies, increased concessions and potentially lower rental rates. In addition, the potential for continued remote work or hybrid remote/in-person work arrangements could negatively impact the office leasing market. As of December 31, 2021, our portfolio was 85.7% leased, including signed leases not yet commenced, with 5.7% subject to leases scheduled to expire in 2022 and 6.3% subject to leases scheduled to expire in 2023.

New leasing activity was impacted during 2020 by the COVID-19 pandemic and shelter-in-place rules that were in effect for much of the period. On June 15, 2021, New York State ended pandemic-linked restrictions given the broad-based distribution of the COVID-19 vaccine. During the second quarter 2021, we experienced a sustained increase in leasing tour volume in our Manhattan office portfolio which led to our improved leasing performance in the third and fourth quarters of 2021.

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

We collected rent from GBG USA through June 2021 and have converted the full balance of its $17.0 million letter of credit to cash, which was applied as follows:
• $5.2 million was applied against GBG USA's straight-line rent receivable balance related to their lease at the Empire State Building,
• $1.7 million was recognized as GAAP rental revenue for the partial period in the third quarter when their lease remained in place, and
• $10.1 million was recognized as lease termination income.

Observatory Operations

On March 16, 2020, we complied with governmental mandates regarding the closing of non-essential businesses in response to the COVID-19 pandemic and closed the Empire State Building observatory. The 86th floor observatory deck reopened on July 20, 2020 and the 102nd floor observation deck reopened on August 24, 2020.

Due to the lifting of New York State COVID-19 restrictions, on June 16, 2021, the observatory fully reopened with interactive exhibits. We continue to operate with reduced hours, staffing, services, operating costs, credit card fees and marketing expenses. We have seen a higher local visitor mix, followed by a ramp up of nationally sourced travel. We anticipate this pattern will then be followed by a restoration of our typical visitor mix that is approximately two-thirds international which we do not expect to achieve until the broad resumption of international air travel some time in 2022.

The closure and gradual ramp-up of our observatory operations caused us during each quarter of 2020 and throughout each quarter of 2021 to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. Based upon the results of the most recent goodwill impairment test of the stand-alone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0%. Many of the factors employed in determining whether or not we would need to record a non-cash goodwill impairment charge are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm. Goodwill allocated to the observatory reporting unit was $227.5 million at December 31, 2021.

Results of Operations
Overview
    The discussion below relates to the financial condition and results of operations for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table summarizes the historical results of operations for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Years Ended December 31,
	2021	2020	Change	%
Revenues:
Rental revenue	$559,690	$563,071	$(3,381)	(0.6)%
Observatory revenue	41,474	29,057	12,417	42.7%
Lease termination fees	16,230	9,416	6,814	72.4%
Third-party management and other fees	1,219	1,225	(6)	(0.5)%
Other revenues and fees	5,481	6,459	(978)	(15.1)%
Total revenues	624,094	609,228	14,866	2.4%
Operating expenses:
Property operating expenses	126,986	136,141	9,155	6.7%
Ground rent expenses	9,326	9,326	—	—%
General and administrative expenses	55,947	62,244	6,297	10.1%
Observatory expenses	23,206	23,723	517	2.2%
Real estate taxes	119,967	121,923	1,956	1.6%
Impairment charges	7,723	6,204	(1,519)	(24.5)%
Depreciation and amortization	201,806	191,006	(10,800)	(5.7)%
Total operating expenses	544,961	550,567	5,606	1.0%
Operating income	79,133	58,661	20,472	34.9%
Other income (expense):
Interest income	704	2,637	(1,933)	(73.3)%
Interest expense	(94,394)	(89,907)	(4,487)	(5.0)%
Loss on early extinguishment of debt	(214)	(86)	(128)	(148.8)%
IPO litigation expense	—	(1,165)	1,165	100.0%
Loss before income taxes	(14,771)	(29,860)	15,089	(50.5)%
Income tax benefit	1,734	6,971	(5,237)	(75.1)%
Net loss	(13,037)	(22,889)	9,852	(43.0)%
Private perpetual preferred unit distributions	(4,201)	(4,197)	(4)	(0.1)%
Net loss attributable to non-controlling interests	6,527	10,374	(3,847)	37.1%
Net loss attributable to common shareholders	$(10,711)	$(16,712)	$6,001	(35.9)%

Rental Revenue and Tenant Expense Reimbursement

    The decrease in rental revenue was attributable to lower occupancy, straight-line rent write-offs and lower tenant expense reimbursements, consistent with lower property operating expenses.
Observatory Revenue

Observatory revenues were higher driven by increased visitation due to a reduction in COVID-19 restrictions in 2021.
Lease Termination Fees
    Higher termination fees were earned in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Property Operating Expenses

The decrease in property operating expenses was primarily due to lower payroll costs, lower repair and maintenance costs, and other lower operating expenses. The lower costs are primarily driven by lower tenant utilization in our buildings.
General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to lower equity compensation expense, lower severance costs and lower legal costs than the year ended December 31,2020.
Observatory Expenses

    The modest decline in observatory expenses was driven by cost controls and reduced hours of operation instituted in response to reduced visitors due to COVID-19 travel restrictions for the vast majority of 2021.
Real Estate Taxes
Lower real estate taxes in the year ended December 31, 2021 were attributable to the overall reduction in property assessment values due to the impact of COVID-19.

Depreciation and Amortization
The increase in depreciation and amortization reflects tenant improvement write-offs primarily related to GBG USA.
Interest Income

    The decrease in interest income reflects higher cash investments in the year ended December 31, 2020 compared to the year ended December 31,2021 and lower interest rates in the year ended December 31, 2021.
Interest Expense

Interest expense increased due to higher debt balances and higher deferred financing cost amortization reflecting higher deferred financing cost balances associated with new debt.

Income Taxes

    The decrease in income tax benefit was attributable to lower net operating loss for the observatory segment.

Net Loss Attributable to Non-controlling Interests
The decrease represents lower net loss for the year ended December 31,2021 compared to the year ended December 31, 2020.

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
    At December 31, 2021, we had approximately $423.7 million available in cash and cash equivalents and there was $850 million available under our unsecured revolving credit facility.
    At December 31, 2021, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.89% and a weighted average maturity of 7.5 years. As of December 31, 2021, excluding debt amortization, we have no outstanding debt maturing until November 2024 when principal repayments would amount to $77.7 million in 2024, $315.0 million in 2025 and $1.8 billion thereafter. As of December 31, 2021, interest expense obligations from 2022 through 2026 and thereafter amount to $612.9 million while debt amortization amount to $85.8 million. Our net debt to total market capitalization was 42.4% as of December 31, 2021.
In connection with our three ground leases (i.e. long-term leaseholds of the land and the improvements) at 1350 Broadway, 111 West 33rd Street and 1400 Broadway), we also have contractual rent obligations totaling $71.3 million as of December 31, 2021 of which $7.6 million is due within the next five years.
Investments in Real Estate
On December 22, 2021, we closed on the acquisition of 90% of two multifamily assets located in Manhattan, the Victory (561 10th Avenue) and 345 East 94th Street, previously owned by a joint venture of Fetner Properties and an institutional owner. The total transaction value was $307 million, inclusive of $186 million of assumed debt. Fetner Properties retained a 10% equity stake and continues to manage onsite operations. We will asset manage the properties, make all decisions, and have the right to assume day-to-day management at any time and for any reason for no additional consideration.
Unsecured Revolving Credit and Term Loan Facilities
On March 31, 2021, through the Operating Partnership, we entered into a second amendment to an existing credit agreement dated August 29, 2017 ("Amended Credit Agreement") that will govern an amended senior unsecured credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent, and Bank of America, Wells Fargo Bank, National Association, Capital One, National Association and JPMorgan Chase Bank, N.A., as co-syndication agents, and the lenders and the letter of credit issuers party thereto.
The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of a $850.0 million revolving credit facility and a $215.0 million term loan facility. We borrowed the term loan facility in full in August 2017. We may request the Credit Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.50 billion. The Credit Facility will be used for our working capital needs and for other general corporate purposes. As of December 31, 2021, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

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

The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of December 31, 2021, our borrowings amounted to $175.0 million under the Term Loan Facility.

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

As of December 31, 2021, we were in compliance with the covenants, as described below:

Financial Covenant	Required	December 31, 2021	In Compliance
Maximum total leverage	< 60%	43.5%	Yes
Maximum secured debt	< 40%	17.9%	Yes
Minimum fixed charge coverage	> 1.50x	2.4x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.4x	Yes
Maximum unsecured leverage	< 60%	34.7%	Yes

Mortgage Debt
On December 22, 2021, we acquired 90% of two multifamily assets, the Victory (561 10th Avenue) and 345 East 94th Street. In connection with this acquisition, we assumed $134.0 million of principal balance of debt on the Victory, which matures in November 2033 and has an effective interest rate of 3.85%, and $52 million of principal balance of debt on 345 East 94th Street, which matures in November 2030 and has an effective interest rate of 3.56%.
As of December 31, 2021, mortgage notes payable, net, amounted to $948.8 million. The first maturity is in 2024. See Note 5 - Debt for more information on mortgage debt.

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

The terms of the Senior Unsecured Notes include customary covenants, including limitations on liens, investment, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. These terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of December 31, 2021, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

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
Office Properties(1)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2021	2020	2019
Number of leases signed(2)	118	90	152
Total square feet	983,182	854,068	1,216,037
Leasing commission costs(3)	$19,802	$9,969	$21,227
Tenant improvement costs(3)	65,133	32,896	70,643
Total leasing commissions and tenant improvement costs(3)	$84,935	$42,865	$91,870
Leasing commission costs per square foot(3)	$20.14	$11.67	$17.46
Tenant improvement costs per square foot(3)	66.25	38.52	58.09
Total leasing commissions and tenant improvement costs per square foot(3)	$86.39	$50.19	$75.55
Retail Properties(4)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals	2021	2020	2019
Number of leases signed(2)	11	14	9
Total Square Feet	22,448	69,311	87,538
Leasing commission costs(3)	$1,286	$2,239	$3,557
Tenant improvement costs(3)	1,386	7,575	3,337
Total leasing commissions and tenant improvement costs(3)	$2,672	$9,814	$6,894
Leasing commission costs per square foot(3)	$57.27	$32.31	$40.71
Tenant improvement costs per square foot(3)	61.75	109.29	38.20
Total leasing commissions and tenant improvement costs per square foot(3)	$119.02	$141.60	$78.91
_______________
(1)Excludes an aggregate of 507,276, 504,284 and 511,984 rentable square feet of retail space in our Manhattan office properties in 2021, 2020 and 2019, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 507,276, 504,284 and 511,984 rentable square feet of retail space in our Manhattan office properties in 2021, 2020 and 2019, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.
(5)The tables above exclude two multifamily properties.

	Years Ended December 31,
	2021	2020	2019
Total Portfolio
Capital expenditures (1)	$24,279	$43,022	$138,560

_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs, which are primarily attributable to the redevelopment and repositioning program conducted at our Manhattan office properties.

As of December 31, 2021, we expect to incur additional costs relating to obligations under signed new leases of approximately $109.6 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facilities.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund the capital improvements to complete the redevelopment and repositioning program through a combination of operating cash flow, cash on hand, short term investments and borrowings under the unsecured revolving credit and term loan facilities.
Distribution Policy

We intend to distribute our net taxable income to our security holders in a manner intended to satisfy REIT distribution requirements and to avoid U.S. federal income tax liability on our income.

Before we pay any distribution, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and obligations to make payments of principal and interest, if any. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy REIT distribution requirements.

We and our board continue to prioritize balance sheet flexibility and the maximization of our operating runway amidst an uncertain environment. During August 2020, we announced the suspension of our third and fourth quarter 2020 dividends to holders of our Class A common stock and Class B common stock and to holders of Empire State Realty OP, L.P.’s Series ES, Series 250 and Series 60 operating partnership units and Series PR operating partnership units. During May 2021, we announced our decision to reinstate the quarterly dividend, one quarter earlier than previously announced, driven by confidence in the New York City recovery and improvement in our results and liquidity. We declared a dividend of $0.035 per share for the second, third and fourth quarters of 2021, which equates to an annualized rate of $0.14 per share. The Board of Directors will continue its regular review of its dividend and capital allocation policies at each Board meeting.

Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2019, 2020 and 2021 as follows (amounts in thousands):

Year ended December 31, 2019	127,761
Year ended December 31, 2020	65,047
Year ended December 31, 2021	32,764

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2021 through December 31, 2021 and reauthorized a new $500 million from January 1, 2022 through December 31, 2023. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice.

The following table summarizes our purchases of equity securities for the year ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
Year ended December 31, 2021	4,886,932	$9.56	4,886,932	$453,296

Cash Flows
Comparison of Year Ended December 31, 2021 to the Year Ended December 31, 2020

Net cash. Cash and cash equivalents and restricted cash were $474.6 million and $567.9 million as of December 31, 2021 and 2020, respectively. The decrease was primarily due to the acquisition of real estate property, partially offset by lower spending for capital expenditures, lower dividends paid and lower repurchases of common shares in 2021.

Operating activities. Net cash provided by operating activities increased by $30.2 million to $212.5 million primarily due to the settlement of a derivative contract in the year ended December 31, 2020.

Investing activities. Net cash from investing activities increased by $69.6 million to $212.7 million used in investing activities due to the acquisition of real estate property in the year ended December 31, 2021 and lower spending on building and improvements due to COVID-19.

Financing activities. Net cash from financing activities decreased by $350.2 million to $93.0 million used in financing activities primarily due to the net proceeds from issuance of debt in the year ended December 31, 2020.

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

    The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(13,037)	$(22,889)	$84,290
Add:
General and administrative expenses	55,947	62,244	61,063
Depreciation and amortization	201,806	191,006	181,588
Interest expense	94,394	89,907	79,246
Loss on early extinguishment of debt	214	86	—
Income tax expense (benefit)	(1,734)	(6,971)	2,429
Impairment charges	7,723	5,360	—
IPO litigation expense	—	1,165	—
Less:
Interest income	(704)	(2,637)	(11,259)
Third-party management and other fees	(1,219)	(1,225)	(1,254)
Net operating income	$343,390	$316,046	$396,103

Other Net Operating Income Data
Straight line rental revenue	$21,078	$5,238	$20,057
Net increase in rental revenue from the amortization of above and below-market lease assets and liabilities	$5,895	$3,627	$7,311
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

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

    The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(13,037)	$(22,889)	$84,290
Private perpetual preferred unit distributions	(4,201)	(4,197)	(1,743)
Real estate depreciation and amortization	196,360	184,245	177,515
Impairment charges	7,723	5,360	—
Funds from operations attributable to common stockholders and non-controlled interests	186,845	162,519	260,062
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and non-controlled interests	194,676	170,350	267,893
Loss on early extinguishment of debt	214	86	—
Severance expenses	—	3,813	—
IPO litigation expense	—	1,165	—
Core funds from operations attributable to common stockholders and non-controlled interests	$194,890	$175,414	$267,893

Weighted average shares and Operating Partnership units
Basic	277,420	283,826	297,798
Diluted	277,420	283,837	297,798
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
Leasing
    We signed 1.0 million, 0.9 million, and 1.3 million rentable square feet of new leases, expansions and lease renewals, for the years ended December 31, 2021, 2020, and 2019, respectively.
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
    As of December 31, 2021, there were approximately 1.4 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 14.3% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 5.7% and 6.3% of net rentable square footage of the properties in our portfolio will expire in 2022 and in 2023, respectively. These leases are expected to represent approximately 6.2% and 7.6%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
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
Observatory and Broadcasting Operations

For the year ended December 31, 2021, the observatory hosted 827,000 visitors, compared to 507,000 visitors for the same period in 2020, an increase of 63.1%. Our return of attendance to pre-COVID-19 levels is closely tied to national and international travel trends and these remain adversely impacted by developments around the COVID-19 pandemic.

Observatory revenue for the year ended December 31, 2021 was $41.5 million, a 42.6% increase from $29.1 million for the year ended December 31, 2020. The observatory revenue increase was driven by higher visitation levels in 2021 given the closing of the observatory during 2020 due to COVID-19.
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
    We license the use of the Empire State Building mast to third party television and radio broadcasters and providers of data communications.  We also lease space in the upper floors of the building to such licensees to house their transmission equipment and related facilities. During the year ended December 31, 2021, we derived $13.5 million of revenue and $5.6 million of expense reimbursements from the Empire State Building’s broadcasting licenses and related leases.
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
Cost of Funds and Interest Rates
    As of December 31, 2021, our variable rate debt was $125.0 million which represented 5.4% of our total indebtedness and 2.5% of our total enterprise value. Our variable rate debt may increase to the extent we use available borrowing capacity from our unsecured credit facility to fund capital improvements.
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
Reference is made to ITEM 1A. Risk Factors in this Annual Report on Form 10-K for additional factors that that may influence future results of operations.
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
    The closure of our observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the second quarter of 2020 to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the standalone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0% at December 31, 2021. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.

Income Taxes
    We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2020. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal income taxes.
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
As of December 31, 2021, Empire State Realty Trust, Inc. had $73.0 million of net operating loss ("NOL") carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero. As of December 31, 2021, the observatory TRS had a federal income tax receivable of $5.5 million. This receivable reflects an anticipated refund resulting from the carryback of 2020 NOL to previous tax years. The federal NOL may be carried forward indefinitely. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.

As of December 31, 2021, the observatory TRS had a federal income tax receivable of $5.5 million due to a NOL for the year ended December 31, 2020. The observatory TRS had $3.1 million NOL carryforwards that may be used to offset future taxable income, if any. The federal NOL may be carried forward indefinitely and the state and local NOL can be carried forward for up to 20 years.

    We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2021 and 2020, we do not have a liability for uncertain tax positions. As of December 31, 2021, the tax years ended December 31, 2018 through December 31, 2021 remain open for an audit by the Internal Revenue Service, state or local authorities.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. One of the principal market risks facing us is interest rate risk on our variable rate indebtedness. As of December 31, 2021, our floating rate debt of $125.0 million represented 2.5% of our total enterprise value.
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
As of December 31, 2021, we have interest rate LIBOR swap and cap agreements with an aggregate notional value of $451.3 million, which fix interest at swap rates between 1.757% to 2.500% and cap rates between 4.5% and 5.5%, and mature between August 24, 2022 and November 1, 2033. The interest rate swaps have been designated as cash flow hedges and are deemed highly effective with a fair value of ($25.3) million which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2021.
Based on our floating rate debt balances, interest expense would have increased by approximately $1.3 million for the year ended December 31, 2021, if short-term interest rates had been 1% higher. As of December 31, 2021, the weighted average interest rate on the $2.2 billion of fixed-rate indebtedness outstanding was 3.9% per annum, each with maturities at various dates through March 17, 2035.
As of December 31, 2021, the fair value of our outstanding debt was approximately $2.3 billion which was approximately $35.0 million more than the historical book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans or derivative instruments tied to LIBOR, as well as interest rates on our unsecured revolving credit facility and our unsecured term loan facilities and the swap rate for our interest rate swaps, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

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
    As of December 31, 2021, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

(a) Management's Report on Internal Control Over Financial Reporting
    Management of Empire State Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 as required by the Securities Exchange Act of 1934 Rule 13(a)-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
    Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which appears in paragraph (b) of this Item 9A.

(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Empire State Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 25, 2022

ITEM 9B. OTHER INFORMATION

    None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by Item 10 will be set forth in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (which is scheduled to be held on May 12, 2022), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

    Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2021 on page F-42.

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

10.29+
Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated October 6 2021, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on October 6, 2021.

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

10.45
Second Amendment to Credit Agreement dated March 31, 2021, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., the subsidiary guarantor parties thereto, Bank of America, N.A., as administrative agent, and the lenders and letter of credit issuers party thereto, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on April 1, 2021.

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

10.58+	Form of LTIP Agreement (Executive Officer, Time Based) incorporated by reference to Exhibit 10.1 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
10.59+	Form of LTIP Agreement (Executive Officer, Performance Based) incorporated by reference to Exhibit 10.1 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
10.60+	Form of LTIP Agreement (Executive Officer or Director, Immediate Vest) incorporated by reference to Exhibit 10.1 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
10.61+	Form of LTIP Agreement (Director, Time-Based) incorporated by reference to Exhibit 10.1 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
21.1*	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
EMPIRE STATE REALTY TRUST, INC.

Date: February 25, 2022                             By:/s/ Anthony E. Malkin
Chairman, President and Chief Executive Officer

Date: February 25, 2022                             By:/s/ Christina Chiu
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2022                             By:/s/ Stephen V. Horn
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors, President and Chief Executive Officer	February 25, 2022
Anthony E. Malkin
(Principal Executive Officer)

/s/ Christina Chiu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Christina Chiu

/s/ Stephen V. Horn	Senior Vice President, Chief Accounting Officer	February 25, 2022
Stephen V. Horn	(Principal Accounting Officer)

/s/ Leslie D. Biddle	Director	February 25, 2022
Leslie D. Biddle

/s/ Thomas J. DeRosa	Director	February 25, 2022
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 25, 2022
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 25, 2022
S. Michael Giliberto

/s/ Patricia S. Han	Director	February 25, 2022
Patricia S. Han

/s/ Grant H. Hill	Director	February 25, 2022
Grant H. Hill

/s/ R. Paige Hood	Director	February 25, 2022
R. Paige Hood

/s/ James D. Robinson IV	Director	February 25, 2022
James D. Robinson IV

EMPIRE STATE REALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire State Realty Trust, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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
At December 31, 2021, the Company’s goodwill related to the observatory reporting unit was $227.5 million as disclosed in Note 4 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if there are indicators of impairment.

Given COVID-19’s material impact on observatory operations in 2021, the Company determined that interim impairment evaluations of goodwill were necessary for the observatory reporting unit and engaged a third-party valuation specialist to perform valuation procedures. Similarly, the Company performed its annual impairment testing as of October 1, 2021.

Auditing management’s goodwill impairment tests were complex due to the highly judgmental nature of the assumptions used. The fair value estimates were sensitive to significant assumptions such as revenue and cost projections, the weighted average cost of capital, and income tax considerations, which are affected by expectations about future market and economic conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the significant assumptions described above.

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
New York, New York
February 25, 2022

Empire State Realty Trust, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share and per share amounts)

ASSETS	December 31, 2021	December 31, 2020
Commercial real estate properties, at cost:
Land	$336,278	$201,196
Development costs	8,131	7,966
Building and improvements	3,156,508	2,924,804
	3,500,917	3,133,966
Less: accumulated depreciation	(1,072,938)	(941,612)
Commercial real estate properties, net	2,427,979	2,192,354
Cash and cash equivalents	423,695	526,714
Restricted cash	50,943	41,225
Tenant and other receivables	18,647	21,541
Deferred rent receivables	224,922	222,508
Prepaid expenses and other assets	76,549	77,182
Deferred costs, net	202,437	203,853
Acquired below market ground leases, net	336,904	344,735
Right of use assets	28,892	29,104
Goodwill	491,479	491,479
Total assets	$4,282,447	$4,150,695
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$948,769	$775,929
Senior unsecured notes, net	973,373	973,159
Unsecured term loan facilities, net	388,223	387,561
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	120,810	103,203
Acquired below market leases, net	24,941	31,705
Ground lease liabilities	28,892	29,104
Deferred revenue and other liabilities	84,358	88,319
Tenants’ security deposits	28,749	30,408
Total liabilities	2,598,115	2,419,388
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000,000 shares authorized, 169,221,263 and 170,555,274 shares issued and outstanding in 2021 and 2020, respectively	1,692	1,705
Class B common stock, $0.01 par value per share, 50,000,000 shares authorized, 995,751 and 1,010,130 shares issued and outstanding in 2021 and 2020, respectively	10	10
Additional paid-in capital	1,150,884	1,147,527
Accumulated other comprehensive loss	(20,848)	(28,320)
Retained deficit	(133,610)	(65,673)
Total Empire State Realty Trust, Inc.'s stockholders' equity	998,128	1,055,249
Non-controlling interests in operating partnership	643,012	646,118
Non-controlling interests in other partnerships	13,252	—
Private perpetual preferred units:
Series 2019 preferred units, $13.52 per unit liquidation preference, 4,664,038 issued and outstanding in 2021 and 2020, respectively	21,936	21,936
Series 2014 preferred units, $16.62 per unit liquidation preference, 1,560,360 issued and outstanding in 2021 and 2020	8,004	8,004
Total equity	1,684,332	1,731,307
Total liabilities and equity	$4,282,447	$4,150,695
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Rental revenue	$559,690	$563,071	$586,414
Observatory revenue	41,474	29,057	128,769
Lease termination fees	16,230	9,416	4,352
Third-party management and other fees	1,219	1,225	1,254
Other revenue and fees	5,481	6,459	10,554
Total revenues	624,094	609,228	731,343
Operating expenses:
Property operating expenses	126,986	136,141	174,977
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	55,947	62,244	61,063
Observatory expenses	23,206	23,723	33,767
Real estate taxes	119,967	121,923	115,916
Impairment charges	7,723	6,204	—
Depreciation and amortization	201,806	191,006	181,588
Total operating expenses	544,961	550,567	576,637
Total operating income	79,133	58,661	154,706
Other income (expense):
Interest income	704	2,637	11,259
Interest expense	(94,394)	(89,907)	(79,246)
Loss on early extinguishment of debt	(214)	(86)	—
IPO litigation expense	—	(1,165)	—
Income (loss) before income taxes	(14,771)	(29,860)	86,719
Income tax benefit (expense)	1,734	6,971	(2,429)
Net income (loss)	(13,037)	(22,889)	84,290
Private perpetual preferred unit distributions	(4,201)	(4,197)	(1,743)
Net (income) loss attributable to non-controlling interests	6,527	10,374	(33,102)
Net income (loss) attributable to common stockholders	$(10,711)	$(16,712)	$49,445

Total weighted average shares:
Basic	172,445	175,169	178,340
Diluted	277,420	283,837	297,798

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.06)	$(0.10)	$0.28
Diluted	$(0.06)	$(0.10)	$0.28

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(13,037)	$(22,889)	$84,290
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	348	(19,322)	(21,813)
Amount reclassified into interest expense	11,653	8,870	1,231
Other comprehensive income (loss)	12,001	(10,452)	(20,582)
Comprehensive income (loss)	(1,036)	(33,341)	63,708
Net (income) loss attributable to non-controlling interests and private perpetual preferred unitholders	2,326	6,177	(34,845)
Other comprehensive (income) loss attributable to non-controlling interests	(4,536)	4,003	8,254
Comprehensive income (loss) attributable to common stockholders	$(3,246)	$(23,161)	$37,117

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2018	173,874	$1,739	1,038	$10	$1,204,075	$(8,853)	$41,511	$1,238,482	$744,623	$8,004	$1,991,109
Issuance of Class A shares	—	—	—	—	—	—	—	—	(21,147)	21,147	—
Conversion of operating partnership units and Class B shares to Class A shares	6,951	70	(21)	—	27,740	(315)	—	27,495	(27,495)	—	—
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	20,239	—	20,239
Restricted stock, net of forfeitures	53	—	—	—	618	—	—	618	—	—	618
Dividends and distributions	—	—	—	—	—	—	(75,192)	(75,192)	(50,826)	(1,743)	(127,761)
Net income	—	—	—	—	—	—	49,445	49,445	33,102	1,743	84,290
Other comprehensive loss		—	—	—	—	(12,328)	—	(12,328)	(8,254)	—	(20,582)
Balance at December 31, 2019	180,878	1,809	1,017	10	1,232,433	(21,496)	15,764	1,228,520	690,242	29,151	1,947,913
Issuance of private perpetual preferred in exchange for common units	—	—	—	—	—	—	—	—	(789)	789	—
Conversion of operating partnership units and Class B shares to Class A shares	6,813	68	(7)	—	30,170	(375)	—	29,863	(29,863)	—	—
Repurchases of common shares	(17,279)	(172)	—	—	(115,997)	—	(27,544)	(143,713)	—	—	(143,713)
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	24,574	—	24,574
Restricted stock, net of forfeitures	143	—	—	—	921	—	—	921	—	—	921
Dividends and distributions	—	—	—	—	—	—	(37,181)	(37,181)	(23,669)	(4,197)	(65,047)
Net income (loss)	—	—	—	—	—	—	(16,712)	(16,712)	(10,374)	4,197	(22,889)
Other comprehensive loss	—	—	—	—	—	(6,449)	—	(6,449)	(4,003)	—	(10,452)
Balance at December 31, 2020	170,555	1,705	1,010	10	1,147,527	(28,320)	(65,673)	1,055,249	646,118	29,940	1,731,307
Issuance of private perpetual preferred in exchange for common units	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units and Class B shares to Class A shares	3,512	35	(14)	—	10,384	7	—	10,426	(10,426)	—	—
Repurchases of common shares	(4,887)	(49)	—	—	(7,539)	—	(39,116)	(46,704)	—	—	(46,704)
Contributions to consolidated joint venture interests	—	—	—	—	—	—	—	—	13,269	—	13,269
Equity compensation:											—
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	19,747	—	19,747
Restricted stock, net of forfeitures	41	1	—	—	512	—	—	513	—	—	513
Dividends and distributions	—	—	—	—	—	—	(18,110)	(18,110)	(10,453)	(4,201)	(32,764)
Net income (loss)	—	—	—	—	—	—	(10,711)	(10,711)	(6,527)	4,201	(13,037)
Other comprehensive income	—	—	—	—	—	7,465	—	7,465	4,536	.	12,001
Balance at December 31, 2021	169,221	$1,692	996	$10	$1,150,884	$(20,848)	$(133,610)	$998,128	$656,264	$29,940	$1,684,332

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(13,037)	$(22,889)	$84,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,806	191,006	181,588
Impairment charges	7,723	6,204	—
Amortization of non-cash items within interest expense	10,862	9,482	7,328
Amortization of acquired above and below-market leases, net	(5,896)	(3,627)	(7,311)
Amortization of acquired below-market ground leases	7,831	7,831	7,831
Straight-lining of rental revenue	(21,078)	(5,238)	(20,057)
Equity based compensation	20,260	25,495	20,857
Settlement of derivative contract	—	(20,281)	(11,802)
Loss on early extinguishment of debt	214	86	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(1,052)	(151)	(27,243)
Tenant and other receivables	2,894	3,881	4,015
Deferred leasing costs	(16,090)	(14,464)	(30,895)
Prepaid expenses and other assets	5,814	(11,730)	(3,643)
Accounts payable and accrued expenses	(99)	(3,305)	427
Deferred revenue and other liabilities	12,334	19,993	27,206
Net cash provided by operating activities	212,486	182,293	232,591
Cash Flows From Investing Activities
Short-term investments	—	—	400,000
Additions to building and improvements	(95,037)	(143,118)	(250,256)
Development costs	(165)	—	—
Acquisition of real estate property	(117,540)	—	—
Net cash (used in) provided by investing activities	(212,742)	(143,118)	149,744

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows From Financing Activities
Proceeds from mortgage notes payable	—	180,000	—
Repayment of mortgage notes payable	(4,091)	(3,938)	(3,790)
Proceeds from unsecured senior notes	—	175,000	—
Repayment of unsecured senior notes	—	—	(250,000)
Proceeds from unsecured term loan	—	175,000	—
Repayment of unsecured term loan	—	(50,000)	—
Proceeds from unsecured revolving credit facility	—	550,000	—
Repayment of unsecured revolving credit facility	—	(550,000)	—
Deferred financing costs	(9,486)	(10,135)	—
Repurchases of common shares	(46,704)	(143,713)	—
Private perpetual preferred unit distributions	(4,201)	(4,197)	(1,743)
Dividends paid to common stockholders	(18,110)	(37,181)	(75,192)
Distributions paid to noncontrolling interests in the operating partnership	(10,453)	(23,669)	(50,826)
Net cash provided by (used in) financing activities	(93,045)	257,167	(381,551)
Net increase (decrease) in cash and cash equivalents and restricted cash	(93,301)	296,342	784
Cash and cash equivalents and restricted cash—beginning of period	567,939	271,597	270,813
Cash and cash equivalents and restricted cash—end of period	$474,638	$567,939	$271,597

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$526,714	$233,946	$204,981
Restricted cash at beginning of period	41,225	37,651	65,832
Cash and cash equivalents and restricted cash at beginning of period	$567,939	$271,597	$270,813

Cash and cash equivalents at end of period	$423,695	$526,714	$233,946
Restricted cash at end of period	50,943	41,225	37,651
Cash and cash equivalents and restricted cash at end of period	$474,638	$567,939	$271,597

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,610	$75,416	$76,333
Interest capitalized	$—	$—	$1,433
Cash paid for income taxes	$644	$1,282	$1,766
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$49,247	$58,057	$90,910
Write-off of fully depreciated assets	31,341	79,527	30,977
Derivative instruments at fair values included in accounts payable and accrued expenses	25,308	8,849	13,330
Conversion of operating partnership units and Class B shares to Class A shares	10,426	29,863	27,495
Issuance of Series 2019 private perpetual preferred in exchange for common units	—	789	21,147
Right of use assets	—	—	29,452
Ground lease liabilities	—	—	29,452
Debt assumed with the acquisition of real estate properties	177,453	—	—
Contribution from other partnerships	13,269	—	—
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
    We are a self-administered and self-managed real estate investment trust, or REIT, that owns, manages, operates, acquires and repositions office,retail and multifamily properties in Manhattan and the greater New York metropolitan area. We were organized as a Maryland corporation on July 29, 2011.
    As of December 31, 2021, our total portfolio contained 10.1 million rentable square feet of office, retail and multifamily space. We owned 14 office properties (including three long-term ground leasehold interest) encompassing approximately 9.4 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass in the aggregate approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office properties also contain an aggregate of 0.5 million rentable square feet of premier retail space on their ground floor and/or lower levels. Our remaining five office properties are located in Fairfield County, Connecticut and Westchester County, New York, encompassing in the aggregate approximately 1.8 million rentable square feet. The majority of square footage for these five properties is located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage, which we refer to herein as Metro Tower. As of December 31, 2021, our portfolio also included four standalone retail properties located in Manhattan and two standalone retail properties located in the city center of Westport, Connecticut, encompassing 0.2 million rentable square feet in the aggregate. Additionally, at December 31, 2021, our portfolio included two multifamily properties totaling 625 units.
    Empire State Realty OP, L.P. (the "Operating Partnership") holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2021, we owned approximately 60.5% of the aggregate operating partnership units in our Operating Partnership. We, as the sole general partner in our Operating Partnership, have responsibility and discretion in the management and control of our Operating Partnership, and the limited partners in our Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of our Operating Partnership. Accordingly, our Operating Partnership has been consolidated by us.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
    The accompanying consolidated financial statements, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the "SEC"), represent our assets and liabilities and operating results. The consolidated financial statements include our accounts and our partially owned and wholly owned subsidiaries as well as our Operating Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Observatory Revenue
    Revenues from the sale of observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2021 and 2020 was $0.9 million and $0.8 million, respectively, and is included in deferred revenue and other liabilities on the consolidated balance sheets.
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
Advertising and Marketing Costs
    Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2021, 2020, and 2019 was $7.9 million, $7.4 million and $9.7 million, respectively, and is included within operating expenses in our consolidated statements of operations.
Real Estate Properties and Related Intangible Assets
    Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. Total capitalized interest for the year ended December 31, 2019 was $1.4 million. There was no capitalized interest for the years ended December 31, 2021 and 2020.
    Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over the shorter of 39 years, the useful life, or the remaining term of any leasehold interest. Tenant improvement costs, which are included in building and improvements in the consolidated balance sheets, are depreciated over the shorter of (i) the related remaining lease term or (ii) the life of the improvement. Corporate and other equipment is depreciated over three to seven years.
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
    We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell. During the fourth quarter 2021, we suspended debt service related to a $30 million mortgage secured by our property in Norwalk, Connecticut and we identified this action as an indicator of impairment. We concluded that the cost basis of the asset exceeds its fair value when considering our reduced holding period given our new intent to transfer property ownership to the lender. As such, we incurred a $7.7 million impairment charge. Our methodology to calculate the fair value of the property involved a combination of the discounted cash flow method, utilizing Level 3 unobservable inputs such as market capitalization rates obtained from external sources, and the market based approach utilizing recent sales comparables. We do not believe that the value of any of our other properties and intangible assets were impaired during the years ended December 31, 2021, 2020 and 2019.

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
    As of December 31, 2021 and 2020, we had no equity method investments.
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
In compliance with the requirements of authorities, we closed the Empire State Building observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter, and each subsequent quarters, to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the stand-alone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.
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
Income Taxes
    We elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"), commencing with the taxable year ended December 31, 2013 and believe we qualify as a REIT at December 31, 2021. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary “REIT taxable income” (as determined without regard to the dividends paid deduction or net capital gains) be distributed. As a REIT, we will generally not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed REIT taxable income. For all periods subsequent to the effective date of our REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income. Accordingly, no provision has been made for federal income taxes.
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
    We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2021 and 2020, we do not have a liability for uncertain tax positions. As of December 31, 2021, the tax years ended December 31, 2018 through December 31, 2021 remain open for an audit by the Internal Revenue Service, state or local authorities.
Share-Based Compensation
    Share-based compensation for market-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the stated vesting period, which is generally three or four years, depending on retirement eligibility. Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three, four or five years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant.  An employee is retirement eligible when the employee attains the (i) age of 65 and (ii) has first completed ten years of continuous service with us or our affiliates. During the second quarter of 2020, the Board approved changing the definition of retirement age from 60 to 65 starting with the grant awards issued in March 2020 under the 2019 Plan. Any forfeitures of share-based compensation awards are recognized as they occur.
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
Note 3. Acquisitions

On December 22, 2021, we acquired 90% of two multifamily assets located in Manhattan, the Victory (561 10th Avenue) and 345 East 94th Street, previously owned by a joint venture of Fetner Properties and an institutional owner. The total transaction value was $307.0 million, inclusive of $134.0 million of debt on the Victory, that matures in 2033 and has an effective interest rate of 3.85%, and $52.0 million of debt on 345 East 94th Street, that matures in 2030 and has an effective interest rate of 3.56%. Fetner Properties retained a 10% equity stake and continues to manage onsite operations. We will asset manage the properties and have control over all decision making through our voting interests in each entity. Additionally, we have the right to assume day-to-day management for no additional consideration. The fair value of the non-controlling interest retained by Fetner Properties was equivalent to 10%, the equity stake they retained, of the gross purchase price less their pro-rata share of the debt assumed. The purchase price of the non-controlling interest is its fair value at the date of acquisition.

The Victory is a 417 unit, 45-story apartment building at the corner of 10th Avenue and 41st Street near Hudson Yards. It is a participant in an extendable 421a tax abatement program. The Class A, 310,707 square feet asset offers a mix of studio, 1- and 2-bedroom units and a full suite of amenities including 24-hour concierge, fitness center with half-court basketball, resident lounge with outdoor terraces, roof deck and parking, as well as an 11,000 square feet retail space leased to CVS through 2040.

345 East 94th Street is a 208 unit, 30-story, apartment building at the corner of 1st Avenue and 94th Street near the 2nd Avenue subway line at 96th Street. It is a participant in an extendable 421a tax abatement program. The Class A, 168,243 square feet asset offers a mix of studio, 1- and 2- bedroom units and a full suite of amenities including a 24-hour concierge, fitness center, resident lounge, outdoor terrace and parking.

Assets and liabilities acquired are as follows (amounts in thousands):

			Intangibles
	Land	Building and Improvements	Assets	Liabilities	Total
The Victory	$91,437	$124,997	$13,573	$(19,895)	$210,112
345 East 94th St.	44,228	55,766	4,824	(5,491)	99,327
	$135,665	$180,763	$18,397	$(25,386)	$309,439	*
*Includes total capitalized transaction costs of $2.4 million.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Leasing costs	$211,189	$203,905
Acquired in-place lease value and deferred leasing costs	166,491	181,336
Acquired above-market leases	33,289	40,398
	410,969	425,639
Less: accumulated amortization	(215,764)	(223,918)
Total deferred costs, net, excluding net deferred financing costs	$195,205	$201,721
    At December 31, 2021 and 2020, $7.2 million and $2.1 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the consolidated balance sheets.
    Amortization expense related to deferred leasing and acquired deferred leasing costs was $28.6 million, $24.8 million, and $24.5 million, for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense related to acquired lease intangibles was $10.5 million, $7.6 million and $10.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(60,012)	(52,181)
Acquired below-market ground leases, net	$336,904	$344,735

	2021	2020
Acquired below-market leases	$(65,403)	$(78,451)
Less: accumulated amortization	40,462	46,746
Acquired below-market leases, net	$(24,941)	$(31,705)
    Rental revenue related to the amortization of below market leases, net of above market leases was $5.9 million, $3.6 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining weighted-average amortization period as of December 31, 2021 is 23.1 years, 3.6 years, 3.8 years and 3.0 years for below-market ground leases, in-place leases and deferred leasing costs, above-market leases and below-market leases, respectively. We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2022	$7,831	$14,604	$4,858
2023	7,831	8,807	2,737
2024	7,831	7,003	2,172
2025	7,831	6,096	2,121
2026	7,831	5,033	1,236
Thereafter	297,749	11,516	1,510
	$336,904	$53,059	$14,634
     As of December 31, 2021, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
In compliance with the requirements of authorities, we closed the Empire State Building observatory on March 16, 2020 due to the COVID-19 pandemic and it remained closed until the 86th floor observation deck was reopened on July 20, 2020. The 102nd observation deck was reopened on August 24, 2020. The closure of our observatory and subsequent reopening under international, national, and local travel restrictions and quarantines caused us during the quarter, and each subsequent quarters, to choose to perform an impairment test related to goodwill. We engaged a third-party valuation consulting firm to perform the valuation process. The analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Based upon the results of the goodwill impairment test of the standalone observatory reporting unit, which is after the intercompany rent expense paid to the Real Estate reporting unit, we determined that the fair value of the observatory reporting unit exceeded its carrying value by less than 15.0%. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward and that continued assessment may again utilize a third-party valuation consulting firm.

5. Debt
    Debt consisted of the following as of December 31, 2021 and 2020 (amounts in thousands)

			As of December 31, 2021
	Principal Balance as of December 31, 2021	Principal Balance as of December 31, 2020	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt
Metro Center	$85,032	$87,382	3.59%	3.68%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	180,000	180,000	4.28%	4.77%	7/1/2027
1010 Third Avenue and 77 West 55th Street	36,670	37,477	4.01%	4.23%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.23%	12/1/2030
10 Bank Street	31,091	32,025	4.23%	4.37%	6/1/2032
383 Main Avenue	30,000	30,000	4.44%	4.56%	6/30/2032
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	—	70.0% of LIBOR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	8,650	—	LIBOR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	—	70.0% of LIBOR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	19,250	—	LIBOR plus 2.45%	3.85%	11/1/2033
Total fixed rate mortgage debt	968,793	786,884
Senior unsecured notes: (4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured revolving credit facility (4)	—	—	LIBOR plus 1.30%	—%	3/31/2025
Unsecured term loan facility (4)	215,000	215,000	LIBOR plus 1.20%	3.57%	3/19/2025
Unsecured term loan facility (4)	175,000	175,000	LIBOR plus 1.50%	3.68%	12/31/2026
Total principal	2,333,793	2,151,884
Deferred financing costs, net	(14,881)	(15,235)
Unamortized debt discount	(8,547)	—
Total	$2,310,365	$2,136,649
______________

(1)The effective rate is the yield as of December 31, 2021, including the effects of debt issuance costs and interest rate swaps.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest of 4.09% and a $16 million loan bearing interest at 6.25%.
(4)At December 31, 2021, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at December 31, 2021 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2022	$7,689	$—	$7,689
2023	10,130	—	10,130
2024	10,424	77,675	88,099
2025	8,523	315,000	323,523
2026	9,030	225,000	234,030
Thereafter	39,968	1,630,354	1,670,322
Total principal maturities	$85,764	$2,248,029	$2,333,793
Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Financing costs	$44,637	$35,365
Less: accumulated amortization	(22,525)	(17,998)
Total deferred financing costs, net	$22,112	$17,367
    Amortization expense related to deferred financing costs was $4.5 million, $4.1 million, and $3.8 million, for the years ended December 31, 2021, 2020 and 2019, respectively, and was included in interest expense.

Mortgage Debt
Mortgage debt of $30.0 million on our 383 Main Avenue property in Norwalk, Connecticut was in default as of December 31, 2021. We had suspended debt service as of November 1, 2021 and we identified this action as an indicator of impairment. We concluded that the cost basis of the asset exceeds its fair value when considering our reduced holding period given our new intent to transfer property ownership to the lender. We believe this action is in the best interest of our shareholders given the challenging fundamentals of the Norwalk, CT submarket. During the quarter, we had incurred an $7.7 million impairment charge on the same property. Refer to Note 2 Summary of Significant Accounting Policies.

Except as noted above, we are not in default on any of our loan agreements.

On December 22, 2021, we acquired two multifamily assets, the Victory (561 10th Avenue) and 345 East 94th Street. In connection with this acquisition, we assumed $134.0 million of debt on the Victory, which matures in November 2033 and has an effective interest rate of 3.85%, and $52 million of debt on 345 East 94th Street, which matures in November 2030 and has an effective interest rate of 3.56%.

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

The Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of a $850.0 million revolving credit facility and a $215.0 million term loan facility. We borrowed the term loan facility in full in August 2017. We may request the Credit Facility be increased through one or more increases in the revolving credit facility or one or more increases in the term loan facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $1.50 billion. The Credit Facility will be used for our working capital needs and for other general corporate purposes. As of December 31, 2021, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

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

The Term Loan Facility is in the original principal amount of $175 million which we borrowed in full at closing. We may request the Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of December 31, 2021, our borrowings amounted to $175.0 million under the Term Loan Facility.

The Term Loan Facility matures on December 31, 2026. We may prepay loans under the Term Loan Facility at any time in whole or in part, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar rate borrowings.

The terms of both the Credit Facility and the Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of December 31, 2021, we were in compliance with the covenants under the Credit Facility and the Term Loan Facility.

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

For the year ended December 31, 2019, total interest expense related to the 2.625% Exchangeable Senior Notes was $6.1 million, consisting of (i) contractual interest expense of $4.1 million, (ii) additional non-cash interest expense of $1.6 million, related to the accretion of the debt discount, and (iii) amortization of deferred financing costs of $0.4 million.

Senior Unsecured Notes

The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of December 31, 2021, we were in compliance with the covenants under the outstanding Senior Unsecured Notes.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Accrued capital expenditures	$49,247	$58,057
Accounts payable and accrued expenses	41,664	32,309
Interest rate swap agreements liability	25,308	8,849
Accrued interest payable	3,460	3,219
Due to affiliated companies	1,131	769
Total accounts payable and accrued expenses	$120,810	$103,203

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
    We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26.7 million. If we had breached any of these provisions at December 31, 2021, we could have been required to settle our obligations under the agreements at their termination value of $26.7 million.

As of December 31, 2021 and 2020, we had interest rate LIBOR swaps and caps with an aggregate notional value of $451.3 million and $265.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2021 and 2020, the fair value of our derivative instruments amounted to ($25.3 million) and ($8.8 million), respectively, which is included in accounts payable and accrued expenses on the consolidated balance sheets. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
    As of December 31, 2021 and 2020, our cash flow hedges are deemed highly effective and for the years ended December 31, 2021 and 2020, net unrealized gains (losses) of $12.0 million and $(10.5) million, respectively, are reflected in the consolidated statements of comprehensive income (loss) relating to both active and terminated cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $10.7 million net loss of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

    The table below summarizes the terms of agreement and the fair value of our derivative financial instruments as of December 31, 2021 and 2020 (dollar amounts in thousands):

						December 31, 2021		December 31, 2020
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$265,000	1 Month LIBOR	2.1485%	August 31, 2017	August 24, 2022	$—	$(3,184)	$—	$(8,849)
Interest rate swap	36,820	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2030	—	(4,527)	—	—
Interest rate swap	103,790	70% of 1 Month LIBOR	2.5000%	December 1, 2021	November 1, 2033	—	(15,945)	—	—
Interest rate swap	10,710	70% of 1 Month LIBOR	1.7570%	December 1, 2021	November 1, 2033	—	(754)	—	—
Interest rate swap	19,008	1 Month LIBOR	2.2540%	December 1, 2021	November 1, 2030	—	(898)	—	—
Interest rate cap	6,780	70% of 1 Month LIBOR	4.5000%	December 1, 2021	October 1, 2024	5	—	—	—
Interest rate cap	9,188	1 Month LIBOR	5.5000%	December 1, 2021	October 1, 2024	8	—	—	—
						$13	$(25,308)	$—	$(8,849)

    During the year ended December 31, 2020, we terminated a $125.0 million swap and paid a settlement fee of $20.3 million.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2021	December 31, 2020	December 31, 2019
Amount of gain (loss) recognized in other comprehensive income (loss)	$348	$(19,322)	$(21,813)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(11,653)	(8,870)	(1,231)

    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Effects of Cash Flow Hedges	December 31, 2021	December 31, 2020	December 31, 2019
Total interest expense presented on the consolidated statements of income in which the effects of cash flow hedges are recorded	$(94,394)	$(89,907)	$(79,246)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	(11,653)	(8,870)	(1,231)
Fair Valuation
    The estimated fair values at December 31, 2021 and 2020 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
    The following tables summarize the carrying and estimated fair values of our financial instruments as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	$25,308	$25,308	$—	$25,308	$—
Mortgage notes payable	948,769	960,933	—	—	960,933
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,373	994,389	—	—	994,389
Unsecured term loan facilities	388,223	390,000	—	—	390,000

	December 31, 2020
	Carrying Value	Estimated Fair Value
		Total	Level 1	Level 2	Level 3
Interest rate swaps included in accounts payable and accrued expenses	8,849	8,849	—	8,849	—
Mortgage notes payable	775,929	808,294	—	—	808,294
Senior unsecured notes - Series A, B, C, D, E and F	973,159	1,039,857	—	—	1,039,857
Unsecured term loan facility	387,561	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2021 and 2020. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases
Lessor
    We lease various spaces to tenants over terms ranging from one to 21 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our December 31, 2021, 2020 and 2019 consolidated statements of operations as rental revenue.

    Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the years ended December 31, 2021, 2020 and 2019 are as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed payments	$500,847	$496,515	$510,799
Variable payments	58,843	66,556	75,615
Total rental revenue	$559,690	$563,071	$586,414

As of December 31, 2021, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2039 (amounts in thousands):

2022	$485,549
2023	479,215
2024	445,548
2025	408,787
2026	367,554
Thereafter	1,634,308
$3,820,961
    The above future minimum lease payments exclude tenant recoveries and the net accretion of above-below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.

Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.9 million and lease liabilities of $28.9 million in our consolidated balance sheets as of December 31, 2021. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    We make payments under ground leases related to three of our properties. The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of December 31, 2021 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of December 31, 2021 was 48.4 years.
    As of December 31, 2021, the following table summarizes our future minimum lease payments with the amounts discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

2022	$1,518
2023	1,518
2024	1,518
2025	1,518
2026	1,518
Thereafter	63,744
Total undiscounted lease payments	71,334
Present value discount	(42,442)
Ground lease liabilities	$28,892

9. Commitments and Contingencies
Legal Proceedings
Litigation
    Except as described below, as of December 31, 2021, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.

    As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which prior to the initial public offering of our company (the "Offering"), owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, (the "Respondents"). The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleges breach of fiduciary duty and related claims in connection with the Offering and formation transactions and seeks $20 million monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that was settled with court approval. Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an IPO litigation expense in the consolidated statement of operations for the year ended December 31, 2020.

Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On September 27, 2021, the court denied Respondents' motion to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. Respondents have appealed that ruling. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.

     Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.

Unfunded Capital Expenditures
At December 31, 2021, we estimate that we will incur approximately $109.6 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At December 31, 2021, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

Major Customers and Other Concentrations
     For the year ended December 31, 2021, other than four tenants who accounted for 4.6%, 3.3%, 2.8% and 2.1% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2020, other than two tenants who accounted for 6.9% and 3.5% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2019, other than three tenants who accounted for 6.8%, 3.2% and 3.2% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
    For the years ended December 31, 2021, 2020 and 2019, the six properties listed below accounted for the indicated percentage of total rental revenues. No other property accounted for more than 5.0% of total rental revenues.

	Year Ended December 31,
	2021	2020	2019
Empire State Building	31.7%	32.8%	32.9%
One Grand Central Place	12.6%	12.4%	12.3%
111 West 33rd Street	11.3%	10.5%	9.9%
1400 Broadway	8.9%	8.0%	7.1%
250 West 57th Street	5.8%	5.7%	5.5%
First Stamford Place	5.2%	5.4%	5.4%
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2021, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed and, as of December 31, 2021, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated and combined financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
32BJ
We participate in the Building Service 32BJ ("Union") Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 27, 2019, September 28, 2020 and September 28, 2021, the actuary certified that for the plan years beginning July 1, 2019, July 1, 2020 and July 1, 2021, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. For the years ended June 30, 2020 and 2019, the Pension Plan received contributions from employers totaling $291.3 million and $290.1 million, respectively. The Form 5500 is not yet available for the plan year June 30, 2021.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended June 30, 2020 and 2019, the Health Plan received contributions from employers totaling $1.6 billion and $1.5 billion, respectively. The Form 5500 is not yet available for the plan year June 30, 2021.

Term of Collective Bargaining Agreement
The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2020 and runs through December 31, 2023.

Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2021, 2020 and 2019 are included in the table below (amounts in thousands):

	For the Year Ended December 31,
Benefit Plan	2021	2020	2019
Pension Plans (pension and annuity)*	$2,165	$2,383	$3,418
Health Plans**	6,214	6,873	10,055
Other***	305	416	641
Total plan contributions	$8,684	$9,672	$14,114
*    Pension plans include $0.7 million, $0.8 million and $1.0 million for the years ended 2021, 2020 and 2019, respectively, to multiemployer plans not discussed above.
** Health plans include $1.4 million, $1.4 million and $1.8 million for the years ended 2021, 2020 and 2019, respectively, to multiemployer plans not discussed above.
*** Other consists of union costs which were not itemized between pension and health plans. Other includes $0.2 million, $0.3 million and $0.4 million for the years ended 2021, 2020 and 2019, respectively, in connection with other multiemployer plans not discussed above.

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
    The following is net income attributable to common stockholders and the issuance of our class A shares in exchange for the conversion of OP Units into common stock (amounts in thousands):

	Year ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders	$(10,711)	$(16,712)	$49,445
Increase in additional paid-in capital for the conversion of OP Units into common stock	10,384	30,170	27,740
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$(327)	$13,458	$77,185

    As of December 31, 2021, there were approximately 281.2 million common stock and OP Units outstanding, of which approximately 170.2 million, or 60.5%, were owned by us and approximately 111.0 million, or 39.5%, were owned by other partners, including certain directors, officers and other members of executive management.
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

The following table summarizes our purchases of equity securities for the year ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
Year ended December 31, 2021	4,886,932	$9.56	4,886,932	$453,296

Private Perpetual Preferred Units

    As of December 31, 2021, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2019 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions
    The following table summarizes the dividends paid on our Class A common stock and Class B common stock for the years ended December 31, 2021, 2020 and 2019:

Record Date	Payment Date	Amount per Share
December 20, 2021	December 31, 2021	$0.035
September 15, 2021	September 30, 2021	$0.035
June 15, 2021	June 30, 2021	$0.035

June 19, 2020	June 30, 2020	$0.105
March 16, 2020	March 31, 2020	$0.105

December 23, 2019	December 31, 2019	$0.105
September 16, 2019	September 30, 2019	$0.105
June 14, 2019	June 28, 2019	$0.105
March 15, 2019	March 29, 2019	$0.105
Total dividends paid to common securityholders during 2021, 2020 and 2019 were $18.1 million, $37.2 million and $75.2 million, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, during 2021, 2020 and 2019 totaled $10.5 million, $23.7 million and $50.8 million, respectively. Total distributions paid to Preferred unitholders during 2021, 2020 and 2019 were $4.2 million, $4.2 million, and $1.7 million, respectively.

    Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The 2021 dividends of $0.105 per share are classified for income tax purposes 16.2% as taxable ordinary dividends eligible for the Section 199A deduction and 83.8% as a return of capital. The 2020 dividends of $0.21 per share are classified for income tax purposes 100% as taxable ordinary dividends eligible for the Section 199A deduction and 0% as a return of capital. The 2019 dividends of $0.42 per share are classified for income tax purposes 31.4% as taxable ordinary dividends eligible for the Section 199A deduction and 68.6% as a return of capital.
Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan, and as of December 31, 2021, approximately 7.7 million shares of common stock remain available for future issuance under the Plans.
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

For awards granted in 2021, our named executive officers can elect to receive their annual incentive bonus in any combination of (i) cash or vested LTIPs at the face amount of such bonus or (ii) time-vesting LTIPs which would vest over three years, subject to continued employment, at 120% of such face amount. In March 2021, we made grants of LTIP units to executive officers under the 2019 Plan in connection with the 2020 bonus election program. We granted to executive officers a total of 235,729 LTIP units that are subject to time-based vesting with a fair market value of $2.2 million. Of these LTIP units, 39,472 LTIP units vested immediately on the grant date and 196,257 LTIP units vest ratably over three years from January 1, 2021, subject generally to the grantee's continued employment. The first installment vests on January 1, 2022 and the remainder will vest thereafter in two equal annual installments.

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

In August 2021, we granted LTIP units under the 2019 Plan to Christina Chiu, our Executive Vice President and Chief Financial Officer, consisting of 8,772 LTIP units that are subject to time-based vesting and 26,930 LTIP units that are subject to market-based vesting, with fair market values of $0.08 million for the time-based vesting awards and $0.15 million for the market-based vesting awards. The awards subject to time-based vesting vest ratably over four years from January 1, 2021, subject generally to her continued employment. The first installment vests on January 1, 2022 and the remainder will vest thereafter in three equal annual installments. The vesting of the LTIP units subject to market-based vesting is based on the achievement of relative total stockholder return hurdles over a three-year performance period, commencing on January 1, 2021. Following the completion of the three-year performance period, our Compensation and Human Capital Committee will determine the number of LTIP units to which she is entitled based on our performance relative to the performance hurdles set forth in the LTIP unit award agreement entered into in connection with the award grant. These units then vest in two installments, with the first installment vesting on January 1, 2024 and the second installment vesting on January 1, 2025, subject generally to her continued employment on those dates.

Share-based compensation for time-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the shorter of (i) the stated vesting period, which is generally three, four or five years, or (ii) the period from the date of grant to the date the employee becomes retirement eligible, which may occur upon grant.  Prior to amendment of the 2019 Plan on July 13, 2020, an employee is retirement eligible when the employee attains the (i) age of 60 and (ii) the date on which the employee has first completed ten years of continuous service with us or our affiliates. During the second quarter of 2020, the Board approved changing the definition of retirement age from 60 to 65 starting with grant awards issued in March 2020 under the 2019 Plan. Share-based compensation for market-based equity awards is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over three or four years, depending on retirement eligibility.

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

    LTIP units and restricted stock issued during the year ended December 31, 2021, 2020 and 2019 were valued at $20.0 million, $28.3 million and $27.9 million, respectively. The weighted-average per unit or share fair value was $8.52, $5.44 and $9.56 for grants issued in 2021, 2020 and 2019, respectively. The per unit or share granted in 2021 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.60%, a risk-free interest rate from 0.12% to 0.32%, and an expected price volatility from 36.0% to 53.0%. The per unit or share granted in 2020 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.5 years, a dividend rate of 3.70%, a risk-free interest rate from 0.16% to 0.50%, and an expected price volatility from 19.0% to 26.0%. The per unit or share granted in 2019 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 2.40%, a risk-free interest rate from 2.48% to 2.63%, and an expected price volatility from 17.0% to 22.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2021, 2020 and 2019.

    The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2021:

	Restricted Stock	LTIP Units	Weighted Average Grant Fair Value
Unvested balance at December 31, 2020	217,700	7,750,284	$6.94
Vested	(72,520)	(992,776)	11.54
Granted	120,313	2,230,579	8.52
Forfeited or unearned	(51,085)	(1,449,361)	5.70
Unvested balance at December 31, 2021	214,408	7,538,726	$7.02

    The total fair value of LTIP units and restricted stock that vested during 2021, 2020 and 2019 was $12.3 million, $15.6 million and $10.1 million, respectively.
    The LTIP unit and restricted stock award agreements will immediately vest when a grantee attains the (i) age of 60 or 65, as applicable, and (ii) the date on which the grantee has first completed ten years of continuous service with us or our affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based awards, and accordingly, we recognized $1.3 million, $2.6 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unrecognized compensation expense was $0.4 million at December 31, 2021, which will be recognized over a weighted average period of 2.1 years.
    For the remainder of the LTIP unit and restricted stock awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized $19.0 million, $22.9 million and $18.8 million in noncash compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively. Unrecognized compensation expense was $24.9 million at December 31, 2021, which will be recognized over a weighted average period of 2.2 years.
Earnings Per Share
    Earnings per share for the years ended December 31, 2021, 2020 and 2019 is computed as follows (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020	2019
Numerator - Basic:
Net income (loss)	$(13,037)	$(22,889)	$84,290
Private perpetual preferred unit distributions	(4,201)	(4,197)	(1,743)
Net (income) loss attributable to non-controlling interest in operating partnership	6,527	10,374	(33,102)
Earnings allocated to unvested shares	(26)	(60)	(45)
Net income (loss) attributable to common stockholders - basic	$(10,737)	$(16,772)	$49,400

Numerator - Diluted:
Net income (loss)	$(13,037)	$(22,889)	$84,290
Private perpetual preferred unit distributions	(4,201)	(4,197)	(1,743)
Earnings allocated to unvested shares	(26)	(60)	(45)
Net income (loss) attributable to common stockholders - diluted	$(17,264)	$(27,146)	$82,502

Denominator:
Weighted average shares outstanding - basic	172,445	175,169	178,340
Operating partnership units	104,975	108,657	119,458
Effect of dilutive securities:
Stock-based compensation plans	—	11	—
Weighted average shares outstanding - diluted	277,420	283,837	297,798

Earnings per share - basic	$(0.06)	$(0.10)	$0.28
Earnings per share - diluted	$(0.06)	$(0.10)	$0.28
    There were 1,052,390, 307,536, and 416,492 antidilutive shares for the years ended December 31, 2021, 2020 and 2019, respectively.
11. Related Party Transactions
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
    First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to one protected asset, First Stamford Place, and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 88 and 85 years old, respectively, for the three other protected assets, Metro Center, 10 Bank Street and 1542 Third Avenue, unless:
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
    We earned asset management (supervisory) and service fees from excluded properties and businesses of $1.0 million, $0.9 million and $0.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.
    We earned property management fees from excluded properties of $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Other
    We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total revenue aggregated $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
12. Income Taxes
    TRS Holdings and observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(266)	$4,932	$(1,077)
State and local	(347)	2,699	(872)
Total current	(613)	7,631	(1,949)
Deferred:
Federal	1,206	(340)	(248)
State and local	1,141	(320)	(232)
Total deferred	2,347	(660)	(480)
Income tax benefit (expense)	$1,734	$6,971	$(2,429)
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

As of December 31, 2021, Empire State Realty Trust, Inc. had $73.0 million of NOL carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and, therefore, may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.

As of December 31, 2021, the observatory TRS had a federal income tax receivable of $5.5 million. This receivable reflects an anticipated refund resulting from the carryback of 2020 NOL to previous tax years.

The observatory TRS had $3.1 million NOL carryforwards that may be used to offset future taxable income, if any. The federal NOL may be carried forward indefinitely and the state and local NOL can be carried forward for up to 20 years.

We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The effective income tax rate is 26.0%, 47.0% and 34.0% for the years ended December 31, 2021, 2020 and 2019, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows (amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Federal tax benefit (expense) at statutory rate	$940	$2,544	$(1,575)
State income tax benefit (expense), net of federal benefit	794	2,379	(854)
Corporate income tax rate adjustment	—	2,048	—
Income tax benefit (expense)	$1,734	$6,971	$(2,429)

The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of December 31, 2021, 2020 and 2019 (amounts in thousands):

	2021	2020	2019
Deferred tax assets:
Deferred revenue on unredeemed observatory admission ticket sales	$383	$256	$916
Federal net operating loss carryforward credit	1,393	—	—
New York State net operating loss carryforward credit	612	—	—
New York City net operating loss carryforward credit	704	334	—
Deferred tax assets	$3,092	$590	$916
    Deferred tax assets at December 31, 2021, 2020 and 2019 are included in prepaid expenses and other assets on the consolidated balance sheets. The deferred tax assets at December 31, 2021 are mainly attributable to the inclusion of the Federal net operating loss to be carried forward and utilized during income years indefinitely and the New York State and New York City net operating loss to be carried forward and utilized during income years for a period of 20 years. No valuation allowance has been recorded against the deferred tax asset because the company believes it is more likely than not that the deferred tax asset will be realized. This determination is based on the observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.

    At December 31, 2021, 2020 and 2019, the TRS entities have no amount of unrecognized tax benefits. The federal and state tax returns of 2021, 2020, 2019 and 2018 remain open for examination.
13. Segment Reporting
    We have identified two reportable segments: (1) Real Estate and (2) observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and rents as if the sales or rents were to third parties, that is, at current market prices. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources.

    The following tables provide components of segment profit for each segment for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	2021
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$559,690	$—	$—	$559,690
Intercompany rental revenue	23,413	—	(23,413)	—
Observatory revenue	—	41,474	—	41,474
Lease termination fees	16,230	—	—	16,230
Third-party management and other fees	1,219	—	—	1,219
Other revenue and fees	5,343	138	—	5,481
Total revenues	605,895	41,612	(23,413)	624,094
Operating expenses:
Property operating expenses	126,986	—	—	126,986
Intercompany rent expense	—	23,413	(23,413)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	55,947	—	—	55,947
Observatory expenses	—	23,206	—	23,206
Real estate taxes	119,967	—	—	119,967
Impairment charges	7,723	—	—	7,723
Depreciation and amortization	201,676	130	—	201,806
Total operating expenses	521,625	46,749	(23,413)	544,961
Total operating income (loss)	84,270	(5,137)	—	79,133
Other income (expense):
Interest income	701	3	—	704
Interest expense	(94,292)	(102)	—	(94,394)
Loss on early extinguishment of debt	(214)	—	—	(214)
Loss before income taxes	(9,535)	(5,236)	—	(14,771)
Income tax (expense) benefit	(613)	2,347	—	1,734
Net loss	$(10,148)	$(2,889)	$—	$(13,037)
Segment assets	$4,037,122	$245,325	$—	$4,282,447
Expenditures for segment assets	$398,368	$4	$—	$398,372

	2020
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$563,071	$—	$—	$563,071
Intercompany rental revenue	17,827	—	(17,827)	—
Observatory revenue	—	29,057	—	29,057
Lease termination fees	9,416	—	—	9,416
Third-party management and other fees	1,225	—	—	1,225
Other revenue and fees	6,459	—	—	6,459
Total revenues	597,998	29,057	(17,827)	609,228
Operating expenses:
Property operating expenses	136,141	—	—	136,141
Intercompany rent expense	—	17,827	(17,827)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	62,244	—	—	62,244
Observatory expenses	—	23,723	—	23,723
Real estate taxes	121,923	—	—	121,923
Impairment charges	6,204	—	—	6,204
Depreciation and amortization	190,863	143	—	191,006
Total operating expenses	526,701	41,693	(17,827)	550,567
Total operating income	71,297	(12,636)	—	58,661
Other income (expense):
Interest income	2,542	95	—	2,637
Interest expense	(89,907)	—	—	(89,907)
Loss on early extinguishment of debt	(86)	—	—	(86)
IPO litigation expense	(1,165)	—	—	(1,165)
Income before income taxes	(17,319)	(12,541)	—	(29,860)
Income tax expense	(843)	7,814	—	6,971
Net income	$(18,162)	$(4,727)	$—	$(22,889)
Segment assets	$3,903,884	$246,811	$—	$4,150,695
Expenditures for segment assets	$101,306	$2,754	$—	$104,060

	2019
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$586,414	$—	$—	$586,414
Intercompany rental revenue	82,469	—	(82,469)	—
Observatory revenue	—	128,769	—	128,769
Lease termination fees	4,352	—	—	4,352
Third-party management and other fees	1,254	—	—	1,254
Other revenue and fees	10,554	—	—	10,554
Total revenues	685,043	128,769	(82,469)	731,343
Operating expenses:
Property operating expenses	174,977	—	—	174,977
Intercompany rent expense	—	82,469	(82,469)	—
Ground rent expense	9,326	—	—	9,326
General and administrative expenses	61,063	—	—	61,063
Observatory expenses	—	33,767	—	33,767
Real estate taxes	115,916	—	—	115,916
Depreciation and amortization	181,558	30	—	181,588
Total operating expenses	542,840	116,266	(82,469)	576,637
Total operating income	142,203	12,503	—	154,706
Other income (expense):
Interest income	11,259	—	—	11,259
Interest expense	(79,246)	—	—	(79,246)
Income before income taxes	74,216	12,503	—	86,719
Income tax expense	(896)	(1,533)	—	(2,429)
Net income	73,320	10,970	—	84,290
Segment assets	3,671,211	260,623	—	3,931,834
Expenditures for segment assets	$191,630	$64,294	$—	$255,924

During the fourth quarter 2021, we incurred a $7.7 million impairment charge relating to our property in Norwalk, Connecticut. Our methodology to calculate the fair value of the property involved a combination of the discounted cash flow method, utilizing Level 3 unobservable inputs such as market capitalization rates obtained from external sources, and the market based approach utilizing recent sales comparables.

During the second quarter 2020, we wrote-off $4.1 million of prior expenditures on a Combined Heat Power/Redundancy onsite power generation project in our real estate segment that is rendered economically unviable due to New York City's Local Law 97 and from its measurement of carbon from natural gas combustion generates fines. During the third quarter 2020, we also wrote off $2.1 million of prior expenditures on a build-to-suit development project in our real estate segment that was halted due to reconsideration by the user driven by the COVID-19 pandemic. The $7.7 million and $6.2 million write-offs are shown as impairment charges in the consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively.

14. Subsequent Events

None.

Empire State Realty Trust, Inc.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/21
Development	Type	Encumbrances	Land and Development Costs	Building & Improvements	Improvements	Carrying Costs	Land and Development Costs	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
111 West 33rd Street, New York, NY	office / retail	$—	$13,630	$244,461	$128,857	n/a	$13,630	$373,318	$386,948	$86,606	1954	2014	various
1400 Broadway, New York, NY	office / retail	—	—	96,338	94,057	n/a	—	190,395	190,395	57,716	1930	2014	various
1333 Broadway, New York, NY	office / retail	158,760	91,435	120,190	13,534	n/a	91,435	133,724	225,159	34,132	1915	2013	various
1350 Broadway, New York, NY	office / retail	—	—	102,518	41,035	n/a	—	143,553	143,553	44,713	1929	2013	various
250 West 57th Street, New York, NY	office/ retail	174,422	2,117	5,041	168,501	n/a	2,117	173,542	175,659	58,624	1921	1953	various
501 Seventh Avenue, New York, NY	office/ retail	—	1,100	2,600	99,073	n/a	1,100	101,673	102,773	49,386	1923	1950	various
1359 Broadway, New York, NY	office/ retail	—	1,233	1,809	70,054	n/a	1,233	71,863	73,096	35,619	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office/ retail	—	21,551	38,934	983,452	n/a	21,551	1,022,386	1,043,937	339,787	1930	2013	various
One Grand Central Place, New York, NY	office/ retail	—	7,240	17,490	289,760	n/a	7,222	307,268	314,490	139,061	1930	1954	various
First Stamford Place, Stamford, CT	office	179,094	22,952	122,739	75,313	n/a	24,861	196,143	221,004	97,356	1986	2001	various
One Station Place, Stamford, CT (Metro Center)	office	84,931	5,313	28,602	28,996	n/a	5,313	57,598	62,911	34,344	1987	1984	various
383 Main Avenue, Norwalk, CT (1)	office	29,692	2,262	12,820	6,582	n/a	1,679	19,985	21,664	—	1985	1994	various
500 Mamaroneck Avenue, Harrison, NY	office	—	4,571	25,915	27,053	n/a	4,571	52,968	57,539	28,856	1987	1999	various
10 Bank Street, White Plains, NY	office	30,719	5,612	31,803	20,191	n/a	5,612	51,994	57,606	26,841	1989	1999	various
10 Union Square, New York, NY	retail	49,486	5,003	12,866	3,805	n/a	5,003	16,671	21,674	9,121	1987	1996	various
1542 Third Avenue, New York, NY	retail	29,656	2,239	15,266	473	n/a	2,239	15,739	17,978	9,084	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	36,250	4,462	15,819	1,301	n/a	4,462	17,120	21,582	9,984	1962	1998	various
69-97 Main Street, Westport, CT	retail	—	2,782	15,766	6,595	n/a	2,782	22,361	25,143	8,740	1922	2003	various
103-107 Main Street, Westport, CT	retail	—	1,243	7,043	371	n/a	1,260	7,397	8,657	2,968	1900	2006	various
345 E 94th Street NY (2)	Multifamily	49,421	44,228	55,766	19	n/a	44,228	55,785	100,013	—	2000	2021	various
Victory 561 10th Ave NY (2)	Multifamily	126,338	91,437	124,997	28	n/a	91,437	125,025	216,462	—	2004	2021	various
Property for development at the Transportation Hub in Stamford, CT	land	—	4,542	—	8,132	n/a	12,674	—	12,674	—	n/a	n/a	n/a
Totals		$948,769	$334,952	$1,098,783	$2,067,182	$—	$344,409	$3,156,508	$3,500,917	$1,072,938
1 Property written down to fair value in December 31, 2021.

2 Property acquired on December 22, 2021.

Empire State Realty Trust, Inc.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
    The changes in our investment properties for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$3,133,966	$3,109,433	$2,884,486
Acquisition of new properties	316,428	—	—
Improvements	89,426	104,060	255,924
Disposals	(38,903)	(79,527)	(30,977)
Balance, end of year	$3,500,917	$3,133,966	$3,109,433
    The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2021 was $3.3 billion.
2. Reconciliation of Accumulated Depreciation
    The changes in our accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$941,612	$862,534	$747,304
Depreciation expense	162,667	158,605	146,207
Disposals	(31,341)	(79,527)	(30,977)
Balance, end of year	$1,072,938	$941,612	$862,534
    Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years or useful life
Building improvements	39 years or useful life
Tenant improvements	Term of related lease