Form 10-Q
period 2023-06-30
Empire State Realty Trust, Inc.
filed 2023-08-04
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes   ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                             Yes   ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, there were 160,111,408 shares of Class A Common Stock, $0.01 par value per share, outstanding and 986,884 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$361,497	$365,540
Development costs	8,204	8,166
Building and improvements	3,196,181	3,177,743
	3,565,882	3,551,449
Less: accumulated depreciation	(1,180,558)	(1,137,267)
Commercial real estate properties, net	2,385,324	2,414,182
Assets held for sale	—	35,538
Cash and cash equivalents	315,357	264,434
Restricted cash	80,451	50,244
Tenant and other receivables	32,901	24,102
Deferred rent receivables	249,881	240,188
Prepaid expenses and other assets	98,986	98,114
Deferred costs, net	176,678	187,570
Acquired below-market ground leases, net	325,157	329,073
Right of use assets	28,554	28,670
Goodwill	491,479	491,479
Total assets	$4,184,768	$4,163,594
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$880,592	$883,705
Senior unsecured notes, net	973,768	973,659
Unsecured term loan facilities, net	389,028	388,773
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	71,709	80,729
Acquired below-market leases, net	15,280	17,849
Ground lease liabilities	28,554	28,670
Deferred revenue and other liabilities	73,972	76,091
Tenants’ security deposits	40,253	25,084
Liabilities related to assets held for sale	—	5,943
Total liabilities	2,473,156	2,480,503
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 400,000 shares authorized, 159,843 and 160,139 shares issued and outstanding in 2023 and 2022, respectively	1,598	1,601
Class B common stock, $0.01 par value, 50,000 shares authorized, 988 and 990 shares issued and outstanding in 2023 and 2022, respectively	10	10
Additional paid-in capital	1,047,459	1,055,184
Accumulated other comprehensive income	9,275	7,048
Retained deficit	(92,392)	(109,468)
Total Empire State Realty Trust, Inc. stockholders' equity	965,950	954,375
Non-controlling interests in the Operating Partnership	700,282	683,310
Non-controlling interests in other partnerships	15,440	15,466
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2023 and 2022, respectively	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2023 and 2022	8,004	8,004
Total equity	1,711,612	1,683,091
Total liabilities and equity	$4,184,768	$4,163,594
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenue	$154,603	$149,339	$294,694	$296,853
Observatory revenue	33,433	27,368	55,587	40,609
Lease termination fees	—	18,859	—	20,032
Third-party management and other fees	381	326	808	636
Other revenue and fees	2,125	2,130	4,075	3,926
Total revenues	190,542	198,022	355,164	362,056
Operating expenses:
Property operating expenses	39,519	37,433	81,563	76,077
Ground rent expenses	2,332	2,332	4,663	4,663
General and administrative expenses	16,075	15,876	31,783	29,562
Observatory expenses	8,657	7,776	16,512	13,991
Real estate taxes	31,490	29,802	63,278	59,806
Depreciation and amortization	46,280	58,304	93,688	125,410
Total operating expenses	144,353	151,523	291,487	309,509
Total operating income	46,189	46,499	63,677	52,547
Other income (expense):
Interest income	3,339	431	5,934	580
Interest expense	(25,405)	(25,042)	(50,709)	(50,056)
Gain on disposition of property	13,565	27,170	29,261	27,170
Income before income taxes	37,688	49,058	48,163	30,241
Income tax benefit (expense)	(733)	(363)	486	1,233
Net income	36,955	48,695	48,649	31,474
Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(14,049)	(18,224)	(18,217)	(11,305)
Non-controlling interests in other partnerships	(1)	159	42	222
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income attributable to common stockholders	$21,854	$29,579	$28,373	$18,290

Total weighted average shares:
Basic	160,028	167,118	160,669	168,099
Diluted	264,196	270,085	264,736	271,837

Earnings per share attributable to common stockholders:
Basic	$0.14	$0.18	$0.18	$0.11
Diluted	$0.14	$0.18	$0.18	$0.11

Dividends per share	$0.035	$0.035	$0.070	$0.070

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$36,955	$48,695	$48,649	$31,474
Other comprehensive income:
Unrealized gain on valuation of interest rate swap agreements	11,935	10,057	6,533	19,819
Less: amount reclassified into interest expense	(1,882)	2,741	(3,154)	6,036
Other comprehensive income	10,053	12,798	3,379	25,855
Comprehensive income	47,008	61,493	52,028	57,329
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(15,101)	(19,116)	(20,276)	(13,184)
Other comprehensive income attributable to non-controlling interests	(4,098)	(5,920)	(1,263)	(10,882)
Comprehensive income attributable to common stockholders	$27,809	$36,457	$30,489	$33,263

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended June 30, 2023 and 2022
(unaudited) (amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at March 31, 2023	160,340	$1,603	989	$10	$1,051,926	$3,336	$(108,624)	$948,251	$698,875	$29,940	$1,677,066
Conversion of operating partnership units and Class B shares to Class A shares	728	7	(1)	—	2,484	(16)	—	2,475	(2,475)	—	—
Repurchases of common shares	(1,218)	(12)	—	—	(7,399)	—	—	(7,411)	—	—	(7,411)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	94	—	94
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	4,921	—	4,921
Restricted stock, net of forfeitures	(7)	—	—	—	448	—	—	448	—	—	448
Dividends and distributions	—	—	—	—	—	—	(5,622)	(5,622)	(3,841)	(1,051)	(10,514)
Net income	—	—	—	—	—	—	21,854	21,854	14,050	1,051	36,955
Other comprehensive income	—	—	—	—	—	5,955	—	5,955	4,098	—	10,053
Balance at June 30, 2023	159,843	$1,598	988	$10	$1,047,459	$9,275	$(92,392)	$965,950	$715,722	$29,940	$1,711,612

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at March 31, 2022	168,731	$1,687	995	$10	$1,119,201	$(12,730)	$(129,747)	$978,421	$653,671	$29,940	$1,662,032
Issuance of Class A shares	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units and Class B shares to Class A shares	566	5	(1)	—	818	25	—	848	(848)	—	—
Repurchases of common shares	(6,611)	(67)	—	—	(43,482)	—	(8,890)	(52,439)	—	—	(52,439)
Equity compensation:								—			—
LTIP units	—	—	—	—	—	—	—	—	5,447	—	5,447
Restricted stock, net of forfeitures	4	1	—	—	317	—	—	318	—	—	318
Dividends and distributions	—	—	—	—	—	—	(5,802)	(5,802)	(3,905)	(1,051)	(10,758)
Net income	—	—	—	—	—	—	29,579	29,579	18,065	1,051	48,695
Other comprehensive income	—	—	—	—	—	6,878	—	6,878	5,920	—	12,798
Balance at June 30, 2022	162,690	$1,626	994	$10	$1,076,854	$(5,827)	$(114,860)	$957,803	$678,350	$29,940	$1,666,093

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2023 and 2022
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2022	160,139	$1,601	990	$10	$1,055,184	$7,048	$(109,468)	$954,375	$698,776	$29,940	$1,683,091
Conversion of operating partnership units and Class B shares to Class A shares	1,535	15	(2)	—	4,893	111	—	5,019	(5,019)	—	—
Repurchases of common shares	(2,151)	(21)	—	—	(13,084)	—	—	(13,105)	—	—	(13,105)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	112	—	112
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	9,274	—	9,274
Restricted stock, net of forfeitures	320	3	—	—	466	—	—	469	—	—	469
Dividends and distributions	—	—	—	—	—	—	(11,297)	(11,297)	(6,859)	(2,101)	(20,257)
Net income	—	—	—	—	—	—	28,373	28,373	18,175	2,101	48,649
Other comprehensive income	—	—	—	—	—	2,116	—	2,116	1,263	—	3,379
Balance at June 30, 2023	159,843	$1,598	988	$10	$1,047,459	$9,275	$(92,392)	$965,950	$715,722	$29,940	$1,711,612

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2021	169,221	$1,692	996	$10	$1,150,884	$(20,848)	$(133,610)	$998,128	$656,264	$29,940	$1,684,332
Conversion of operating partnership units and Class B shares to Class A shares	1,140	11	(2)	—	2,286	48	—	2,345	(2,345)	—	—
Repurchases of common shares	(7,866)	(79)	—	—	(76,571)	—	12,210	(64,440)	—	—	(64,440)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	224	—	224
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	9,968	—	9,968
Restricted stock, net of forfeitures	195	2	—	—	255	—	—	257	—	—	257
Dividends and distributions	—	—	—	—	—	—	(11,750)	(11,750)	(7,726)	(2,101)	(21,577)
Net income (loss)	—	—	—	—	—	—	18,290	18,290	11,083	2,101	31,474
Other comprehensive income	—	—	—	—	—	14,973	—	14,973	10,882	—	25,855
Balance at June 30, 2022	162,690	$1,626	994	$10	$1,076,854	$(5,827)	$(114,860)	$957,803	$678,350	$29,940	$1,666,093

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$48,649	$31,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,688	125,410
Gain on disposition of property	(29,261)	(27,170)
Amortization of non-cash items within interest expense	4,521	5,169
Amortization of acquired above- and below-market leases, net	(1,378)	(3,459)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(12,415)	(11,192)
Equity based compensation	9,743	10,225
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	15,326	866
Tenant and other receivables	(8,708)	(24,831)
Deferred leasing costs	(9,316)	(21,826)
Prepaid expenses and other assets	957	(1,242)
Accounts payable and accrued expenses	(9,324)	(2,235)
Deferred revenue and other liabilities	(492)	(1,427)
Net cash provided by operating activities	105,906	83,678
Cash Flows From Investing Activities
Net proceeds from disposition of property	88,910	—
Development costs	—	(31)
Additions to building and improvements	(76,166)	(56,614)
Net cash provided by (used in) investing activities	12,744	(56,645)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(4,270)	(3,119)
Contributions from consolidated joint ventures	112	224
Repurchases of common shares	(13,105)	(64,440)
Private perpetual preferred unit distributions	(2,101)	(2,101)
Dividends paid to common stockholders	(11,297)	(11,750)
Distributions paid to non-controlling interests in the operating partnership	(6,859)	(7,726)
Net cash used in financing activities	(37,520)	(88,912)
Net increase (decrease) in cash and cash equivalents and restricted cash	81,130	(61,879)
Cash and cash equivalents and restricted cash—beginning of period	314,678	474,638
Cash and cash equivalents and restricted cash—end of period	$395,808	$412,759

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$264,434	$423,695
Restricted cash at beginning of period	50,244	50,943
Cash and cash equivalents and restricted cash at beginning of period	$314,678	$474,638

Cash and cash equivalents at end of period	$315,357	$359,424
Restricted cash at end of period	80,451	53,335
Cash and cash equivalents and restricted cash at end of period	$395,808	$412,759

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,116	$40,199
Cash paid for income taxes	$405	$268

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$38,677	$67,815
Write-off of fully depreciated assets	21,182	38,518
Derivative instruments at fair values included in prepaid expenses and other assets	19,329	4,082
Derivative instruments at fair values included in accounts payable and accrued expenses	—	19,695
Conversion of operating partnership units and Class B shares to Class A shares	5,019	2,345
Disposal of land in connection with foreclosure	—	1,680
Extinguishment of debt in connection with property disposition	—	30,000

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
    We are a self-administered and self-managed real estate investment trust ("REIT"), that owns, manages, operates, acquires and repositions office, retail and multifamily properties in Manhattan and the greater New York metropolitan area. As the owner of the Empire State Building, the World’s Most Famous Building, we also own and operate our iconic, newly reimagined Observatory Experience.

    As of June 30, 2023, our office and retail portfolio contained 9.4 million rentable square feet of office and retail space. We owned 11 office properties (including three long-term ground leasehold interests) encompassing approximately 8.6 million rentable square feet of office space. Nine of these properties are located in the midtown Manhattan market and encompass approximately 7.6 million rentable square feet of office space, including the Empire State Building. Our Manhattan office and multifamily properties also contain an aggregate of approximately 0.5 million rentable square feet of retail space on their ground floor and/or contiguous levels. Our remaining two office properties are located in Fairfield County, Connecticut, encompassing approximately 1.1 million rentable square feet. These two properties are located in densely populated metropolitan communities with immediate access to mass transportation. Additionally, we have entitled land at the Stamford Transportation Center in Stamford, Connecticut, adjacent to one of our office properties, that will support the development of an approximately 0.4 million rentable square foot office building and garage. As of June 30, 2023, our portfolio included four standalone retail properties located in Manhattan encompassing approximately 0.2 million rentable square feet. Additionally, as of June 30, 2023, our portfolio included three multifamily properties located in Manhattan totaling 721 units.

     We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "IPO"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2023, we owned approximately 59.4% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
2. Summary of Significant Accounting Policies
    There have been no material changes to the summary of significant accounting policies included in the "Summary of Significant Accounting Policies" section in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Basis of Quarterly Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments and eliminations (including intercompany balances and transactions), consisting of normal recurring adjustments, considered necessary for the fair presentation of the financial statements have been included.
    The results of operations for the periods presented are not necessarily indicative of the results that may be expected for the corresponding full years. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the financial statements for the year ended December 31, 2022 contained in our Annual Report. Our observatory business is subject to seasonality based on tourism trends and the weather. Pre-pandemic, approximately 16.0% to 18.0% of our annual observatory revenue was realized in the first quarter, 26.0% to 28.0% was realized in the second quarter, 31.0% to 33.0% was realized in the third quarter, and 23.0% to 25.0% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of leasing activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.
    We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. The Operating Partnership is a VIE of ESRT. As the Operating Partnership is already consolidated in the financial statements of ESRT, the identification of this entity as a VIE has no impact on our consolidated financial statements. At December 31, 2022, the Operating Partnership was the primary beneficiary of a variable interest in the intermediary entity which held title to 298 Mulberry, the multifamily asset acquired in December 2022. The intermediary entity was utilized to execute a like-kind exchange and subsequent to March 31, 2023, the like-kind exchange was completed and the Operating Partnership took title to 298 Mulberry. Therefore, the Operating Partnership had no VIEs at June 30, 2023.

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
Accounting Estimates
    The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to use estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long-lived assets, valuation and impairment analysis of commercial real estate properties, right of use assets and other long-lived and indefinite-lived assets, estimate of tenant expense reimbursements, valuation of the allowance for doubtful accounts, and valuation of derivative instruments, ground lease liabilities, senior unsecured notes, mortgage notes payable, unsecured term loan and revolving credit facilities, and equity-based compensation. These estimates are prepared using management’s best judgment, after considering past, current, and expected events and economic conditions. Actual results could differ from those estimates.
3. Acquisitions and Dispositions

In December 2022, we entered into a purchase and sale agreement for 500 Mamaroneck Avenue in Harrison, NY at a gross asset valuation of $53.0 million. The assets and related liabilities of the 500 Mamaroneck property were classified as held for sale in our condensed consolidated balance sheets as of December 31, 2022 having met the held-for-sale criteria set forth in ASC 360 Property, Plant, and Equipment. We closed on the sale of this property on April 5, 2023 and no longer classify its assets and related liabilities as held for sale as of June 30, 2023. In connection with the sale, we recorded a gain of $13.6 million which is included in Gain on disposition of property in our condensed consolidated statements of operations. In accordance with ASC 450, included in this gain is approximately $2.0 million of estimated post-closing obligations related to contaminated soil remediation costs and our commitment to reimburse the buyer for a delay in rent commencement from a tenant impacted by the soil remediation efforts.

On February 1, 2023, we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million, and recorded a gain of $15.7 million, which is included in Gain on disposition of property in our condensed consolidated statements of operations. The Westport sale was a related party transaction approved in accordance with the Company's related party transactions policy. See our Annual Report for more information.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Leasing costs	$219,404	$218,707
Acquired in-place lease value and deferred leasing costs	159,356	160,683
Acquired above-market leases	25,880	27,833
	404,640	407,223
Less: accumulated amortization	(231,886)	(223,246)
Total deferred costs, net, excluding net deferred financing costs	$172,754	$183,977
    At June 30, 2023 and December 31, 2022, $3.9 million and $5.0 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $6.1 million and $11.9 million for the three and six months ended June 30, 2023, respectively, and $7.3 million and $14.3 million for the three and six months ended June 30, 2022, respectively. Amortization expense related to acquired lease intangibles was $2.3 million and $4.6 million for the three and six months ended June 30, 2023, respectively, and $4.1 million and $8.3 million for the three and six months ended June 30, 2022, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(71,759)	(67,843)
Acquired below-market ground leases, net	$325,157	$329,073

	June 30, 2023	December 31, 2022
Acquired below-market leases	$(63,831)	$(64,656)
Less: accumulated amortization	48,551	46,807
Acquired below-market leases, net	$(15,280)	$(17,849)
    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.5 million for the three and six months ended June 30, 2022, respectively.
     As of June 30, 2023 and December 31, 2022, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.
    From the quarter ended June 30, 2020 through our annual goodwill testing in October 2022, we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. This was done in response to the temporary closure of our observatory due to the COVID-19 pandemic and subsequent slow increase in visitors due to continued pandemic-related restrictions impacting tourism and international travel. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Each quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. For the quarter ended June 30, 2023, we performed an optional qualitative assessment and did not identify any events which occurred between our last quantitative assessment and the current reporting date which would indicate, on a more likely than not basis, that the goodwill allocated to the reporting unit was impaired. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward.

5. Debt
    Debt consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Principal Balance		As of June 30, 2023
	June 30, 2023	December 31, 2022	Stated Rate	Effective Rate(1)	Maturity Date(2)
Mortgage debt collateralized by:
Fixed rate mortgage debt
Metro Center	$81,344	$82,596	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	177,347	178,823	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	35,399	35,831	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A(5)	43,600	43,600	70.0% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B(5)	7,544	7,865	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A(5)	114,500	114,500	70.0% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B(5)	16,627	17,415	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	896,361	900,630
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	215,000	215,000	SOFR plus 1.20%	4.22%	3/19/2025
Unsecured revolving credit facility (4)	—	—	SOFR plus 1.30%	—	3/31/2025
Unsecured term loan facility (4)	175,000	175,000	SOFR plus 1.50%	4.51%	12/31/2026
Total principal	2,261,361	2,265,630
Deferred financing costs, net	(10,619)	(11,748)
Unamortized debt discount	(7,354)	(7,745)
Total	$2,243,388	$2,246,137
______________

(1)The effective rate is the yield as of June 30, 2023 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $13.3 million loan bearing interest at 6.25%.
(4)At June 30, 2023, we were in compliance with all debt covenants.
(5)As of May 18, 2023, the benchmark index rate was converted from LIBOR to SOFR, plus a benchmark adjustment of 11.4 basis points .

Principal Payments
    Aggregate required principal payments at June 30, 2023 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2023	$4,363	$—	$4,363
2024	8,861	77,675	86,536
2025	6,893	315,000	321,893
2026	7,330	225,000	232,330
2027	6,461	319,000	325,461
Thereafter	22,079	1,268,699	1,290,778
Total	$55,987	$2,205,374	$2,261,361

Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Financing costs	$43,473	$43,473
Less: accumulated amortization	(28,931)	(26,753)
Total deferred financing costs, net	$14,542	$16,720
    Amortization expense related to deferred financing costs was $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2022, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    On August 29, 2022, through our Operating Partnership, we entered into a third amendment to our amended and restated credit agreement dated August 29, 2017 with Bank of America, N.A., as administrative agent and the other lenders party thereto, which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facility”). The BofA Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of an $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. The third amendment revised the terms of the BofA Credit Facility to (i) replace LIBOR with SOFR given the phase-out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. As of June 30, 2023, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

     On August 29, 2022, through our Operating Partnership, we entered into a second amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The second amendment revised the terms of the Wells Term Loan Facility to (i) replace LIBOR with SOFR given the phase-out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of June 30, 2023, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.

    The terms of both the BofA Credit Facility and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of June 30, 2023, we were in compliance with these covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2023, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Accrued capital expenditures	$38,677	$44,293
Accounts payable and accrued expenses	29,468	32,927
Accrued interest payable	3,564	3,509
Total accounts payable and accrued expenses	$71,709	$80,729

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2023, we did not have derivatives in a net liability position.

    As of June 30, 2023 and December 31, 2022, we had interest rate swaps and caps with an aggregate notional value of $574.0 million and $574.8 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of June 30, 2023 and December 31, 2022, the fair value of our derivative instruments in an asset position amounted to $19.4 million and $17.9 million, respectively, which is included in prepaid expenses and other assets on the condensed consolidated balance sheets. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.

    As of June 30, 2023 and 2022, our cash flow hedges are deemed highly effective and a net unrealized gain of $10.1 million and $3.4 million for the three and six months ended June 30, 2023, respectively, and a net unrealized gain of $12.8 million and $25.9 million for the three and six months ended June 30, 2022, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $8.5 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.

    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of June 30, 2023 and December 31, 2022 (amounts in thousands):

						June 30, 2023		December 31, 2022
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$364	$—	$256	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	375	—	365	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	626	—	643	—
Interest rate swap	16,761	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	1,067	—	1,070	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	December 1, 2021	October 1, 2024	4	—	8	—
Interest rate cap	9,188	1 Month SOFR	5.5000%	December 1, 2021	October 1, 2024	28	—	26	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	8,961	—	8,040	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	3,967	—	3,766	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	3,969	—	3,762	—
						$19,361	$—	$17,936	$—
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amount of gain (loss) recognized in other comprehensive income (loss)	$11,935	$10,057	$6,533	$19,819
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	1,882	(2,741)	3,154	(6,036)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,405)	$(25,042)	$(50,709)	$(50,056)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	1,882	(2,741)	3,154	(6,036)
Fair Valuation

    The estimated fair values at June 30, 2023 and December 31, 2022 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The fair values of our mortgage notes payable, senior unsecured notes (Series A, B, C, D, E, F, G and H), unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

    The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$19,329	$19,329	$—	$19,329	$—
Interest rate swaps included in accounts payable and accrued expenses	—	—	—	—	—
Mortgage notes payable	880,592	765,621	—	—	765,621
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,768	870,173	—	—	870,173
Unsecured term loan facilities	389,028	390,000	—	—	390,000

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$17,936	$17,936	$—	$17,936	$—
Mortgage notes payable	883,705	783,648	—	—	783,648
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,659	865,292	—	—	865,292
Unsecured term loan facilities	388,773	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2023 and December 31, 2022. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases
Lessor
    We lease various spaces to tenants over terms ranging from one to 22 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our June 30, 2023 and 2022 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and six months ended June 30, 2023 and 2022 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
Rental revenue	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed payments	$138,318	$134,794	$262,882	$268,195
Variable payments	16,285	14,545	31,812	28,658
Total rental revenue	$154,603	$149,339	$294,694	$296,853

As of June 30, 2023, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2040 (amounts in thousands):

Remainder of 2023	$246,802
2024	504,657
2025	484,668
2026	438,662
2027	419,474
Thereafter	1,963,143
$4,057,406
The above future minimum lease payments exclude tenant recoveries and the net accretion of above and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
On March 12, 2023, Signature Bank, a tenant at 1400 Broadway and 1333 Broadway, was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 20, 2023, Flagstar Bank, N.A. (“Flagstar”), a wholly owned subsidiary of New York Community Bancorp, Inc., assumed substantially all of the deposits and certain loan portfolios of Signature Bank.

As of March 31, 2023, Flagstar had not yet assumed or rejected our leases, and our assessment of collectability of the remaining lease payments due to us in accordance with ASC 842-30-25-13 caused us to record a $6.4 million reserve on Signature Bank’s straight-line rent receivable balance. On May 18, 2023, Flagstar assumed the entire 313,109 square foot lease at 1400 Broadway under the same terms through 2039, with the exception of an approximate $3 per square foot reduction for the first five years of the lease amendment. As such, we reversed $5.8 million of the $6.4 million reserve taken in the first quarter of 2023 and resumed accounting for this tenant on a straight-line basis.

On May 1, 2023, First Republic Bank, a tenant of 14,430 square feet of retail space in the base of One Grand Central Place was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as the receiver. JPMorgan Chase Bank, National Association agreed to assume all of the deposits and to purchase substantially all of the assets of First Republic Bank. The FDIC has until September 28, 2023 to assume or reject our lease at One Grand Central Place. Although this tenant is current on its rental obligations to us, as of June 30, 2023, we maintain a $0.2 million reserve on First Republic Bank’s straight-line rent receivable balance.

Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.6 million and lease liabilities of $28.6 million in our condensed consolidated balance sheets as of June 30, 2023. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of June 30, 2023 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of June 30, 2023 was 46.9 years.

    As of June 30, 2023, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2023	$759
2024	1,518
2025	1,518
2026	1,503
2027	1,482
Thereafter	62,277
Total undiscounted cash flows	69,057
Present value discount	(40,503)
Ground lease liabilities	$28,554
9. Commitments and Contingencies
Legal Proceedings

Except as described below, as of June 30, 2023, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.

    As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which, prior to the IPO, owned the fee title to the Empire State Building, filed an arbitration claim with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA (the "Respondents"). The Statement of Claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleged breach of fiduciary duty and related claims in connection with the IPO and formation transactions and sought monetary damages and declaratory relief. The Claimants had opted out of a prior class action bringing similar claims that were settled with court approval. The Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded the Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an IPO litigation expense in the consolidated statements of operations for the year ended December 31, 2020. The Respondents believe that such award in favor of the Claimants is entirely without merit and, in an action filed in the United States District Court for the Southern District of New York, sought to vacate that portion of the award. On September 27, 2021, the court denied the Respondents' motion to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. The Respondents have appealed that ruling. On May 10, 2022, the Respondents moved to dismiss the appeal and judgment on the grounds that a recent decision of the United States Supreme Court held that the federal courts have no subject matter jurisdiction over the case. The Claimants opposed the motion. On April 20, 2023, the federal appeals court granted the motion and the federal court action challenging the award was dismissed. On April 21, 2023, the Respondents filed a petition to vacate in part and otherwise confirm in New York State court. On April 28, 2023, the Claimants filed a motion to confirm in that same court. On July 31, 2023, the New York State court denied the Respondents’ petition to vacate in part and confirmed the award. The Respondents believe that ruling is incorrect and are considering their options with respect thereto. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against the Respondents. The Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting the Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.

     Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr., our former general counsel, have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures

    At June 30, 2023, we estimate that we will incur approximately $138.4 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.

Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2023, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2023, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, other than our post-closing obligations for remediation at our previously owned Westport retail assets, as discussed in more detail in our Annual Report, and at our previously owned 500 Mamaroneck property as discussed in “Financial Statements - Note 3. Acquisitions and Dispositions.” As of June 30, 2023, with the exception of these three assets, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
    On May 16, 2019, our shareholders approved the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan (the “2019 Plan”) and replaced the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2013 Equity Incentive Plan ("2013 Plan", and collectively with the 2019 Plan, the "Plans").  The 2019 Plan provides for grants to directors, employees and consultants of our Company and the Operating Partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards.  An aggregate of approximately 11.0 million shares of our common stock are authorized for issuance under awards granted pursuant to the 2019 Plan. We will not issue any new equity awards under the 2013 Plan. The shares of Class A common stock underlying any awards under the Plans that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of Class A common stock available for issuance under the 2019 Plan. Shares tendered or held back upon exercise of a stock option or settlement of an award under the Plans to cover the exercise price or tax withholding and shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of Class A common stock available for issuance under the 2019 Plan. In addition, shares of Class A common stock repurchased on the open market will not be added back to the shares of Class A common stock available for issuance under the 2019 Plan.

Long-term incentive plan ("LTIP") units are a special class of partnership interests in the Operating Partnership. Each LTIP unit awarded will be deemed equivalent to an award of one share of stock under the Plans, reducing the availability for other equity awards on a one-for-one basis.

    The vesting period for LTIP units, if any, will be determined at the time of issuance. Under the terms of the LTIP units, the Operating Partnership will revalue for tax purposes its assets upon the occurrence of certain specified capital events, and any increase in valuation from the time of one such event to the next such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of Operating Partnership unitholders (the "OP unitholders"). Subject to any agreed upon exceptions, once vested and having achieved parity with OP unitholders, LTIP units are convertible into OP Units in the Operating Partnership on a one-for-one basis.
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

    As of June 30, 2023, there were 159,842,614 shares of Class A common stock, 988,180 shares of Class B common stock and 110,086,858 OP Units outstanding. The REIT has a 59.4% controlling interest in the OP and the remaining 40.6% noncontrolling interest in the OP is owned by other limited partners, including Company directors, members of senior management and other employees. We have two classes of common stock as a means to give our OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-IPO OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one Class B share, and such Class B share carries 50 votes.

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

The following table summarizes our purchases of equity securities in each of the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 1 - April 30, 2023	1,214,770	$6.09	$396,736
May 1 - May 31, 2023	2,700	$6.00	$396,720
June 1 - June 30, 2023	—	$—	$396,720
Private Perpetual Preferred Units
    As of June 30, 2023, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions

    Total dividends paid to common stockholders were $5.6 million and $11.3 million for the three and six months ended June 30, 2023, respectively, and $5.8 million and $11.8 million for the three and six months ended June 30, 2022, respectively. Total distributions paid to OP unitholders were $3.8 million and $6.9 million for the three and six months ended June 30, 2023, respectively, and $3.9 million and $7.7 million for the three and six months ended June 30, 2022, respectively. Total distributions paid to preferred unitholders were $1.1 million and $2.1 million for the three and six months ended June 30, 2023, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively.

Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of June 30, 2023, 4.2 million shares of common stock remain available for future issuance.
Annually, we make grants of LTIP units to our non-employee directors under the 2019 Plan. In May 2023, each of our directors received 60% of their $200,000 annual base retainer in the form of equity vesting ratably over four years, and could elect to receive the remaining 40% of such base retainer in (i) cash at the face value of the award, (ii) immediately vesting equity at the face value of the award, or (iii) equity vesting ratably over three years at 120% of the face amount. Each director could elect to receive any equity portion of the base retainer in either (i) LTIP units or (ii) restricted shares of our Class A common stock. In accordance with each director's election, in May 2023, we granted a total of 237,856 LTIP units that are subject to time-based vesting with fair market values of $1.2 million. The LTIP units vest ratably over three or four years from the date of the grant, based on grantee election, subject generally to the director's continued service on our Board of Directors.

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

LTIP units and restricted stock issued during the six months ended June 30, 2023 were valued at $21.4 million. The weighted average per unit or share fair value was $5.65 for grants issued for the six months ended June 30, 2023. The fair value per unit or share granted in 2023 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 1.7%, a risk-free interest rate from 4.4% to 5.0%, and an expected price volatility from 35.0% to 46.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding as of June 30, 2023.

    The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2023:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2022	359,293	2,713,522	4,070,537	510,989	$6.69
Vested	(106,910)	(1,146,682)	(311,815)	(1,222)	7.66
Granted	370,465	1,693,689	946,398	771,180	5.65
Forfeited or unearned	(8,413)	—	(1,692,910)	(2,751)	4.29
Unvested balance at June 30, 2023	614,435	3,260,529	3,012,210	1,278,196	6.52
    The time-based LTIPs and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed ten years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.0 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.6 million for the three and six months ended June 30, 2022, respectively. Unrecognized compensation expense was $3.9 million at June 30, 2023, which will be recognized over a weighted average period of 2.6 years.
    For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.4 million and $8.1 million for the three and six months ended June 30, 2023, respectively, and $5.4 million and $8.9 million for the three and six months ended June 30, 2022, respectively. Unrecognized compensation expense was $32.3 million at June 30, 2023, which will be recognized over a weighted average period of 2.7 years.

Earnings Per Share
Earnings per share for the three and six months ended June 30, 2023 and 2022 is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator - Basic:
Net income	$36,955	$48,695	$48,649	$31,474
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income attributable to non-controlling interests	(14,050)	(18,065)	(18,175)	(11,083)
Earnings allocated to unvested shares	—	(64)	—	(71)
Net income attributable to common stockholders – basic	$21,854	$29,515	$28,373	$18,219

Numerator - Diluted:
Net income	$36,955	$48,695	$48,649	$31,474
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net (income) loss attributable to non-controlling interests in other partnerships	(1)	159	42	222
Earnings allocated to unvested shares	—	(64)	—	(71)
Net income attributable to common stockholders – diluted	$35,903	$47,739	$46,590	$29,524

Denominator:
Weighted average shares outstanding – basic	160,028	167,118	160,669	168,099
Operating partnership units	102,875	102,960	103,025	103,735
Effect of dilutive securities:
Stock-based compensation plans	1,293	7	1,042	3
Weighted average shares outstanding – diluted	264,196	270,085	264,736	271,837

Earnings per share:
Basic	$0.14	$0.18	$0.18	$0.11
Diluted	$0.14	$0.18	$0.18	$0.11
    There were zero antidilutive shares and LTIP units for the three and six months ended June 30, 2023, respectively, and 603 and 398 antidilutive shares and LTIP units for the three and six months ended June 30, 2022, respectively.

11. Related Party Transactions

Supervisory Fee Revenue
    We earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman, President and Chief Executive Officer, of $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
    We earned property management fees from entities affiliated with Anthony E. Malkin of $0.05 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively. These fees are included within third-party management and other fees.

Other
    We receive rent generally at the market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.
As disclosed in greater detail in our Annual Report, in connection with the sale of our Westport retail assets in February 2023, we advanced a loan to the buyer to facilitate closing with a principal amount of $0.6 million, which bears interest at SOFR plus 3.5% and requires repayment of principal to the extent of available cash flow of the property. As of June 30, 2023, the amount outstanding under the loan is $0.1 million.
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

The following tables provide components of segment net income (loss) for each segment for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended June 30, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$154,603	$—	$—	$154,603
Intercompany rental revenue	20,942	—	(20,942)	—
Observatory revenue	—	33,433	—	33,433
Third-party management and other fees	381	—	—	381
Other revenue and fees	2,125	—	—	2,125
Total revenues	178,051	33,433	(20,942)	190,542
Operating expenses:
Property operating expenses	39,519	—	—	39,519
Intercompany rent expense	—	20,942	(20,942)	—
Ground rent expenses	2,332	—	—	2,332
General and administrative expenses	16,075	—	—	16,075
Observatory expenses	—	8,657	—	8,657
Real estate taxes	31,490	—	—	31,490
Depreciation and amortization	46,237	43	—	46,280
Total operating expenses	135,653	29,642	(20,942)	144,353
Total operating income	42,398	3,791	—	46,189
Other income (expense):
Interest income	3,289	50	—	3,339
Interest expense	(25,405)	—	—	(25,405)
Gain on disposition of property	13,565	—	—	13,565
Income before income taxes	33,847	3,841	—	37,688
Income tax expense	(197)	(536)	—	(733)
Net income	$33,650	$3,305	$—	$36,955
Segment assets	$3,928,943	$255,825	$—	$4,184,768
Expenditures for segment assets	$32,908	$—	$—	$32,908

	Three Months Ended June 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$149,339	$—	$—	$149,339
Intercompany rental revenue	17,109	—	(17,109)	—
Observatory revenue	—	27,368	—	27,368
Lease termination fees	18,859	—	—	18,859
Third-party management and other fees	326	—	—	326
Other revenue and fees	2,130	—	—	2,130
Total revenues	187,763	27,368	(17,109)	198,022
Operating expenses:
Property operating expenses	37,433	—	—	37,433
Intercompany rent expense	—	17,109	(17,109)	—
Ground rent expense	2,332	—	—	2,332
General and administrative expenses	15,876	—	—	15,876
Observatory expenses	—	7,776	—	7,776
Real estate taxes	29,802	—	—	29,802
Depreciation and amortization	58,254	50	—	58,304
Total operating expenses	143,697	24,935	(17,109)	151,523
Total operating income	44,066	2,433	—	46,499
Other income (expense):
Interest income	426	5	—	431
Interest expense	(25,042)	—	—	(25,042)
Gain on disposition of property	27,170	—	—	27,170
Income before income taxes	46,620	2,438	—	49,058
Income tax expense	(38)	(325)	—	(363)
Net income	$46,582	$2,113	$—	$48,695
Segment assets	$3,969,257	$247,974	$—	$4,217,231
Expenditures for segment assets	$13,115	$—	$—	$13,115

	Six Months June 30, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	294,694	—	—	$294,694
Intercompany rental revenue	36,856	—	(36,856)	—
Observatory revenue	—	55,587	—	55,587
Third-party management and other fees	808	—	—	808
Other revenue and fees	4,075	—	—	4,075
Total revenues	336,433	55,587	(36,856)	355,164
Operating expenses:
Property operating expenses	81,563	—	—	81,563
Intercompany rent expense	—	36,856	(36,856)	—
Ground rent expenses	4,663	—	—	4,663
General and administrative expenses	31,783	—	—	31,783
Observatory expenses	—	16,512	—	16,512
Real estate taxes	63,278	—	—	63,278
Depreciation and amortization	93,601	87	—	93,688
Total operating expenses	274,888	53,455	(36,856)	291,487
Total operating income	61,545	2,132	—	63,677
Other income (expense):
Interest income	5,847	87	—	5,934
Interest expense	(50,709)	—	—	(50,709)
Gain on disposition of property	29,261	—	—	29,261
Income before income taxes	45,944	2,219	—	48,163
Income tax (expense) benefit	(395)	881	—	486
Net income	$45,549	$3,100	$—	$48,649
Expenditures for segment assets	35,576	58	—	$35,634

	Six Months June 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	296,853	—	—	$296,853
Intercompany rental revenue	27,729	—	(27,729)	—
Observatory revenue	—	40,609	—	40,609
Lease termination fees	20,032	—	—	20,032
Third-party management and other fees	636	—	—	636
Other revenue and fees	3,926	—	—	3,926
Total revenues	349,176	40,609	(27,729)	362,056
Operating expenses:
Property operating expenses	76,077	—	—	76,077
Intercompany rent expense	—	27,729	(27,729)	—
Ground rent expenses	4,663	—	—	4,663
General and administrative expenses	29,562	—	—	29,562
Observatory expenses	—	13,991	—	13,991
Real estate taxes	59,806	—	—	59,806
Depreciation and amortization	125,325	85	—	125,410
Total operating expenses	295,433	41,805	(27,729)	309,509
Total operating income (loss)	53,743	(1,196)	—	52,547
Other income (expense):
Interest income	575	5	—	580
Interest expense	(50,056)	—	—	(50,056)
Gain on disposition of property	27,170	—	—	27,170
Income (loss) before income taxes	31,432	(1,191)	—	30,241
Income tax (expense) benefit	(182)	1,415	—	1,233
Net income	$31,250	$224	$—	$31,474
Expenditures for segment assets	51,999	291	—	$52,290

13. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our Company and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of the Company’s performance for its three and six month periods ended June 30, 2023 with the corresponding three and six month periods ended June 30, 2022 and reviews the Company’s financial position as of June 30, 2023. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. You can identify forward-looking statements by the use of forward-looking terminology such as “aims," "anticipates," "approximately," "believes," "contemplates," "continues," "estimates," "expects," "forecasts," "hope," "intends," "may," "plans," "seeks," "should," "thinks," "will," "would" or the negative of these words and phrases or similar words or phrases with the intention of identifying statements about the future. In particular, statements pertaining to our capital resources, portfolio performance, dividend policy and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our portfolio from operations, acquisitions and anticipated market conditions, demographics and results of operations are forward-looking statements.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, natural disasters and extreme weather events, terrorism and other armed hostilities, as well as cybersecurity threats and technology disruptions; (ii) a failure of conditions or performance regarding any event or transaction described herein, (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, observatory, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises and pandemics, geopolitical events, including global hostilities, currency exchange rates, and/or competition from other observatories in New York City, any or all of which may cause a decline in Observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or budget; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to any development project (including our Metro Tower potential development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; (xx) incurrence of taxable capital gain on disposition of an asset due to failure of use or compliance with a 1031 exchange program; and (xxi) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission.

While forward-looking statements reflect the Company's good faith beliefs, they do not guarantee future performance. Any forward-looking statement speaks only as of the date on which it was made, and we assume no obligation to update or revise publicly any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events, or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. Prospective investors should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company (or to third parties making the forward-looking statements).

Overview
Highlights for the three months ended June 30, 2023

•Net income attributable to common stockholders of $21.9 million.
•Core Funds From Operations ("Core FFO") of $69.2 million attributable to common stockholders and the operating partnership.
•Commercial portfolio 90.3% leased, Manhattan office portfolio 91.6% leased.
•Signed a total of 336,314 rentable square feet of new, renewal, and expansion leases.
•Empire State Building Observatory generated $24.8 million of net operating income.
•Repurchased $7.4 million of our common stock in the second quarter of 2023 and through July 25, 2023.

Results of Operations
    The discussion below relates to our results of operations for the three and six months ended June 30, 2023 and 2022, respectively.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
The following table summarizes our historical results of operations for the three months ended June 30, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended June 30,
	2023			2022			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$154,603	$—	$154,603	$149,339	$—	$149,339	$5,264	3.5%
Observatory revenue	—	33,433	33,433	—	27,368	27,368	6,065	22.2
Lease termination fees	—	—	—	18,859	—	18,859	(18,859)	(100.0)
Third-party management and other fees	381	—	381	326	—	326	55	16.9
Other revenues and fees	2,125	—	2,125	2,130	—	2,130	(5)	(0.2)
Total revenues	157,109	33,433	190,542	170,654	27,368	198,022	(7,480)	(3.8)
Operating expenses:
Property operating expenses	39,519	—	39,519	37,433	—	37,433	(2,086)	(5.6)
Ground rent expenses	2,332	—	2,332	2,332	—	2,332	—	—
General and administrative expenses	16,075	—	16,075	15,876	—	15,876	(199)	(1.3)
Observatory expenses	—	8,657	8,657	—	7,776	7,776	(881)	(11.3)
Real estate taxes	31,490	—	31,490	29,802	—	29,802	(1,688)	(5.7)
Depreciation and amortization	46,237	43	46,280	58,254	50	58,304	12,024	20.6
Total operating expenses	135,653	8,700	144,353	143,697	7,826	151,523	7,170	4.7
Operating income	21,456	24,733	46,189	26,957	19,542	46,499	(310)	(0.7)
Intercompany rent revenue (expense)	20,942	(20,942)	—	17,109	(17,109)	—
Other income (expense):
Interest income	3,289	50	3,339	426	5	431	2,908	674.7
Interest expense	(25,405)	—	(25,405)	(25,042)	—	(25,042)	(363)	(1.4)
Gain on disposition of property	13,565	—	13,565	27,170	—	27,170	(13,605)	—
Income before income taxes	33,847	3,841	37,688	46,620	2,438	49,058	(11,370)	23.2
Income tax expense	(197)	(536)	(733)	(38)	(325)	(363)	(370)	(101.9)
Net income	33,650	3,305	36,955	46,582	2,113	48,695	(11,740)	24.1
Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(14,049)	—	(14,049)	(18,224)	—	(18,224)	4,175	(22.9)
Non-controlling interests in other partnerships	(1)	—	(1)	159	—	159	(160)	(100.6)
Private perpetual preferred unit distributions	(1,051)	—	(1,051)	(1,051)	—	(1,051)	—	—
Net income attributable to common stockholders	$18,549	$3,305	$21,854	$27,466	$2,113	$29,579	$(7,725)	26.1%

Real Estate Segment

Rental Revenue

The increase in rental revenue was primarily attributable to the reversal in the three months ended June 30, 2023 of a one-time straight-line rent receivable reserve recorded in the three months ended March 31, 2023 tied to Signature Bank entering receivership. See "Financial Statements - Note 8. Leases" for more information.
Property Operating Expenses
The increase in property operating expenses reflects higher repairs and maintenance, cleaning, and payroll costs.
Real Estate Taxes

Higher real estate taxes were primarily attributable to higher assessed values for multiple properties and the inclusion of real estate taxes from our most recently acquired multifamily property net of real estate taxes from disposed properties.
Depreciation and Amortization

    The decrease in depreciation and amortization reflects accelerated depreciation at one property recorded in the three months ended June 30, 2022 and depreciation expense in the three months ended June 30, 2022 on properties that were sold prior to June 30, 2023.
Interest Income
    The increase in interest income in the three months ended June 30, 2023 reflects higher interest rates compared to the three months ended June 30, 2022.

Gain on Disposition of Property
Reflects the gain on disposition of 500 Mamaroneck in Westchester County, New York in April 2023.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased visitation as compared to the three months ended June 30, 2022.
Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as marketing, labor and maintenance costs compared to the three months ended June 30, 2022.
Income Taxes

The increase in income tax expense was attributable to higher taxable income for the observatory segment for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The following table summarizes our historical results of operations for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended June 30,
	2023			2022			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$294,694	$—	$294,694	$296,853	$—	$296,853	$(2,159)	(0.7)%
Observatory revenue	—	55,587	55,587	—	40,609	40,609	14,978	36.9
Lease termination fees	—	—	—	20,032	—	20,032	(20,032)	(100.0)
Third-party management and other fees	808	—	808	636	—	636	172	27.0
Other revenues and fees	4,075	—	4,075	3,926	—	3,926	149	3.8
Total revenues	299,577	55,587	355,164	321,447	40,609	362,056	(6,892)	(1.9)
Operating expenses:
Property operating expenses	81,563	—	81,563	76,077	—	76,077	(5,486)	(7.2)
Ground rent expenses	4,663	—	4,663	4,663	—	4,663	—	—
General and administrative expenses	31,783	—	31,783	29,562	—	29,562	(2,221)	(7.5)
Observatory expenses	—	16,512	16,512	—	13,991	13,991	(2,521)	(18.0)
Real estate taxes	63,278	—	63,278	59,806	—	59,806	(3,472)	(5.8)
Depreciation and amortization	93,601	87	93,688	125,325	85	125,410	31,722	25.3
Total operating expenses	274,888	16,599	291,487	295,433	14,076	309,509	18,022	5.8
Operating income	24,689	38,988	63,677	26,014	26,533	52,547	11,130	21.2
Intercompany rent revenue (expense)	36,856	(36,856)	—	27,729	(27,729)	—
Other income (expense):
Interest income	5,847	87	5,934	575	5	580	5,354	923.1
Interest expense	(50,709)	—	(50,709)	(50,056)	—	(50,056)	(653)	(1.3)
Gain on disposition of property	29,261	—	29,261	27,170	—	27,170	2,091	—
Income (loss) before income taxes	45,944	2,219	48,163	31,432	(1,191)	30,241	17,922	(59.3)
Income tax (expense) benefit	(395)	881	486	(182)	1,415	1,233	(747)	60.6
Net income	45,549	3,100	48,649	31,250	224	31,474	17,175	(54.6)
Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(18,217)	—	(18,217)	(11,305)	—	(11,305)	(6,912)	61.1
Non-controlling interests in other partnerships	42	—	42	222	—	222	(180)	(81.1)
Private perpetual preferred unit distributions	(2,101)	—	(2,101)	(2,101)	—	(2,101)	—	—
Net income attributable to common stockholders	$25,273	$3,100	$28,373	$18,066	$224	$18,290	$10,083	(55.1)%

Real Estate Segment

Rental Revenue

The decrease in rental revenue was primarily attributable to our dispositions of 383 Main Avenue, 10 Bank Street, 69-97 and 103-107 Main Street, and 500 Mamaroneck in April 2022, December 2022, February 2023, and April 2023, respectively.
Property Operating Expenses
The increase in property operating expenses reflects higher repairs and maintenance, cleaning, and payroll costs.
General and Administrative Expenses
The increase in general and administrative expenses primarily reflects higher payroll and equity compensation costs.
Real Estate Taxes

Higher real estate taxes primarily attributable to higher assessed values for multiple properties and the inclusion of real estate taxes from our most recently acquired multifamily property net of real estate taxes from disposed properties.
Depreciation and Amortization

    The decrease in depreciation and amortization reflects accelerated depreciation at one property recorded in the six months ended June 30, 2022 and depreciation expense in the six months ended June 30, 2022 on properties that were sold prior to June 30, 2023.

Interest Income
    The increase reflects higher interest rates in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Gain on Disposition of Property
Reflects the gain on disposition of 500 Mamaroneck in Westchester County, New York in April 2023 and 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased visitation as compared to the six months ended June 30, 2022.
Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as marketing, labor and maintenance costs.
Income Taxes

The decrease in income tax benefit was attributable to lower taxable loss for the observatory segment for the six months ended June 30, 2023.

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

While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand and cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash on hand, debt issuances, and available borrowing capacity under our unsecured revolving credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvement allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use.

At June 30, 2023, we had $315.4 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.

    As of June 30, 2023, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 5.9 years. As of June 30, 2023, excluding principal amortization, we have no outstanding debt maturing until November 2024.

Portfolio Transaction Activity

On February 1, 2023, we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million.

On April 5, 2023, we closed on the sale of 500 Mamaroneck Avenue in Harrison, NY at a gross asset valuation of $53.0 million.

Unsecured Revolving Credit and Term Loan Facilities
    See "Financial Statements - Note 5. Debt" for a summary of our unsecured revolving credit and term loan facilities.
Mortgage Debt
As of June 30, 2023, our consolidated mortgage notes payable amounted to $896.4 million. The first maturity is in November 2024. See "Financial Statements - Note 5. Debt" for more information on mortgage debt.

Senior Unsecured Notes

The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of June 30, 2023, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of June 30, 2023, we were in compliance with the following financial covenants:

Financial covenant	Required	June 30, 2023	In Compliance
Maximum total leverage	< 60%	33.8%	Yes
Maximum secured leverage	< 40%	13.2%	Yes
Minimum fixed charge coverage	> 1.50x	3.1x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.3x	Yes
Maximum unsecured leverage	< 60%	25.1%	Yes
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
Office Properties(1)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2023	2022
Number of leases signed(2)	46	76
Total square feet	527,295	634,582
Leasing commission costs per square foot(3)	$18.52	$22.14
Tenant improvement costs per square foot(3)	72.34	62.15
Total leasing commissions and tenant improvement costs per square foot(3)	$90.86	$84.29

Retail Properties(4)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals	2023	2022
Number of leases signed(2)	4	5
Total square feet	11,076	4,289
Leasing commission costs per square foot(3)	$25.95	$16.64
Tenant improvement costs per square foot(3)	26.07	—
Total leasing commissions and tenant improvement costs per square foot(3)	$52.02	$16.64
_______________
(1)Excludes an aggregate of 497,786 and 496,311 rentable square feet of retail space in our Manhattan office properties in 2023 and 2022, respectively. Includes the Empire State Building broadcasting licenses and observatory operations.
(2)Presents a renewed and expansion lease as one lease signed.
(3)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(4)Includes an aggregate of 497,786 and 496,311 rentable square feet of retail space in our Manhattan office properties in 2023 and 2022, respectively. Excludes the Empire State Building broadcasting licenses and observatory operations.

	Six Months Ended June 30,
	2023	2022
Total Portfolio
Capital expenditures (1)	$25,987	$19,697
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of June 30, 2023, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $138.4 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends amounting to $20.3 million and $21.6 million have been made to equity holders for the six months ended June 30, 2023 and 2022, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2022 through December 31, 2023. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume and general market conditions. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. See "Financial Statements - Note 10. Equity" for a summary of our purchases of equity securities in each of the three months ended June 30, 2023.

Cash Flows

Comparison of Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
Net cash. Cash and cash equivalents and restricted cash were $395.8 million and $412.8 million, respectively, as of June 30, 2023 and 2022. The decrease was primarily due to the acquisition of real estate property in December 2022 and higher spending for capital expenditures, partially offset by net proceeds from the disposition of properties in December 2022 and February and April 2023 and lower repurchases of common shares.
Operating activities. Net cash provided by operating activities increased by $22.2 million to $105.9 million due to increased observatory operating income and changes in working capital.
Investing activities. Net cash provided by investing activities increased by $69.3 million to $12.7 million primarily due to net proceeds from the disposition of 69-97 and 103-107 Main Street in Westport, Connecticut, and 500 Mamaroneck in Harrison, New York.
Financing activities. Net cash used in financing activities decreased by $51.4 million to $37.5 million primarily due to lower repurchases of common shares.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$36,955	$48,695	48,649	31,474
Add:
General and administrative expenses	16,075	15,876	31,783	29,562
Depreciation and amortization	46,280	58,304	93,688	125,410
Interest expense	25,405	25,042	50,709	50,056
Income tax expense (benefit)	733	363	(486)	(1,233)
Less:
Gain on disposition of property	(13,565)	(27,170)	(29,261)	(27,710)
Third-party management and other fees	(381)	(326)	(808)	(636)
Interest income	(3,339)	(431)	(5,934)	(580)
Net operating income	$108,163	$120,353	$188,340	$206,343
Other Net Operating Income Data
Straight-line rental revenue	$11,859	$8,597	$12,415	$11,192
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$675	$1,675	$1,378	$3,459
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$36,955	$48,695	$48,649	$31,474
Noncontrolling interests in other partnerships	(1)	159	42	222
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Real estate depreciation and amortization	44,887	56,571	90,911	121,985
Gain on disposition of property	(13,565)	(27,170)	(29,261)	(27,170)
FFO attributable to common stockholders and the Operating Partnership	67,225	77,204	108,240	124,410
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common stockholders and the Operating Partnership	69,183	79,162	112,156	128,326
Loss on early extinguishment of debt	—	—	—	—
Core FFO attributable to common stockholders and the Operating Partnership	$69,183	$79,162	$112,156	$128,326

Weighted average shares and Operating Partnership Units
Basic	262,903	270,078	263,694	271,834
Diluted	264,196	270,085	264,736	271,837
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
    As of June 30, 2023, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 9.7% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 3.4% and 5.4% of net rentable square footage of the properties in our portfolio will expire in 2023 and in 2024, respectively. These leases are expected to represent approximately 3.4% and 5.6%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the three months ended June 30, 2023, the observatory hosted 666,000 visitors, compared to 573,000 visitors for the three months ended June 30, 2022. Our return of attendance to pre-pandemic levels is closely tied to national and international travel trends, our new reservations-only model of operation, and our desire to provide a better experience with fewer crowds to visitors from whom we receive higher revenues per person.
Observatory revenue for the three months ended June 30, 2023 was $33.4 million, compared to $27.4 million for the three months ended June 30, 2022. The observatory revenue increase was driven by higher visitation levels in 2023.
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
Outlook
The first half of 2023 saw sustained demand for our properties, marked by solid leasing activity and observatory performance.

The global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, rising interest rates, weakness in real estate loans from institutional lenders, questions on the direction of capital markets, risk of recession and geopolitical unrest. In particular, there have been concerns about the softening of the commercial real estate market, and particularly the office, amidst refinancing challenges of existing low interest rate loans and associated reduced new loan availability and increased costs of loans and related increased expectations of equity returns, coupled with the gradual pace of return-to-office and its impact on the physical utilization of space and asset valuations. Additionally, the risk of a global economic recession could impact the number of visitors to the Empire State Building Observatory, as well as our pricing power.

Despite this global economic backdrop, we believe that our modernized, amenitized, energy efficient New York City-focused portfolio with indoor environmental quality initiatives, characterized by its competitive rental rates, strong leased percentage, sustainability leadership and diversified drivers of income across office, retail, multifamily and the Empire State Building Observatory, is in a good competitive position. Our business is further fortified by the continued performance of our Observatory, which was ranked the #1 attraction in the U.S. by Tripadvisor’s 2023 Travelers’ Choice Best of the Best Awards for a second consecutive year.

In addition to our diversified portfolio, our business is supported by leading balance sheet strength, modest leverage and access to liquidity as set forth herein. The absence of near term debt maturities or floating rate debt exposure gives us an added degree of security in a rising rate environment. We have been able to execute on capital recycling, acquisitions, and buybacks. As we navigate these uncertain times, we continue to be prepared for various challenges and economic scenarios.

Critical Accounting Estimates

Refer to our Annual Report for a discussion of our critical accounting estimates. There were no material changes to our critical accounting estimates disclosed in our Annual Report.

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

    As of June 30, 2023, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $574.0 million and which mature between October 1, 2024 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $19.4 million and are included in prepaid expenses and other assets on the condensed consolidated balance sheets as of June 30, 2023.
As of June 30, 2023, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 3.9% per annum, with maturities at various dates through March 17, 2035.
As of June 30, 2023, the fair value of our outstanding debt was approximately $2.0 billion, which was approximately $217.6 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
    As of June 30, 2023, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
    See “Financial Statements – Note 9. Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS

As of June 30, 2023, there have been no material changes to the risk factors disclosed in the "Risk Factors" section in the Company's Annual Report and our quarterly report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     None.

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

     Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2022 through December 31, 2023. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of June 30, 2023, we had approximately $396.7 million remaining of the authorized repurchase amount.

The following table summarizes our repurchases of equity securities in each of the months in the three month period ended June 30, 2023 under the repurchase program described above:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 1 - April 30, 2023	1,214,770	$6.09	$396,736
May 1 - May 31, 2023	2,700	$6.00	$396,720
June 1 - June 30, 2023	—	$—	$396,720
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

EMPIRE STATE REALTY TRUST, INC.

Date:	August 4, 2023	By:/s/ Christina Chiu
Executive Vice President, Chief
Operating Officer and Chief
Financial Officer
(Principal Financial Officer)

Date:	August 4, 2023	By: /s/ Stephen V. Horn
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)