Form 10-Q
period 2023-09-30
Empire State Realty Trust, Inc.
filed 2023-11-08
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, there were 161,494,122 shares of Class A Common Stock, $0.01 par value per share, outstanding and 985,794 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$366,364	$365,540
Development costs	8,178	8,166
Building and improvements	3,245,555	3,177,743
	3,620,097	3,551,449
Less: accumulated depreciation	(1,217,967)	(1,137,267)
Commercial real estate properties, net	2,402,130	2,414,182
Assets held for sale	—	35,538
Cash and cash equivalents	353,999	264,434
Restricted cash	66,954	50,244
Tenant and other receivables	37,651	24,102
Deferred rent receivables	254,233	240,188
Prepaid expenses and other assets	82,918	98,114
Deferred costs, net	175,488	187,570
Acquired below-market ground leases, net	323,199	329,073
Right of use assets	28,496	28,670
Goodwill	491,479	491,479
Total assets	$4,216,547	$4,163,594
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$878,757	$883,705
Senior unsecured notes, net	973,819	973,659
Unsecured term loan facilities, net	389,158	388,773
Unsecured revolving credit facility	—	—
Accounts payable and accrued expenses	83,299	80,729
Acquired below-market leases, net	14,703	17,849
Ground lease liabilities	28,496	28,670
Deferred revenue and other liabilities	75,688	76,091
Tenants’ security deposits	39,307	25,084
Liabilities related to assets held for sale	—	5,943
Total liabilities	2,483,227	2,480,503
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 400,000 shares authorized, 161,347 and 160,139 shares issued and outstanding in 2023 and 2022, respectively	1,613	1,601
Class B common stock, $0.01 par value, 50,000 shares authorized, 987 and 990 shares issued and outstanding in 2023 and 2022, respectively	10	10
Additional paid-in capital	1,058,537	1,055,184
Accumulated other comprehensive income	13,438	7,048
Retained deficit	(86,515)	(109,468)
Total Empire State Realty Trust, Inc. stockholders' equity	987,083	954,375
Non-controlling interests in the Operating Partnership	700,191	683,310
Non-controlling interests in other partnerships	16,106	15,466
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2023 and 2022	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2023 and 2022	8,004	8,004
Total equity	1,733,320	1,683,091
Total liabilities and equity	$4,216,547	$4,163,594
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenue	$151,458	$148,290	$446,152	$445,143
Observatory revenue	37,562	33,051	93,149	73,660
Lease termination fees	—	—	—	20,032
Third-party management and other fees	268	389	1,076	1,025
Other revenue and fees	2,238	1,982	6,313	5,908
Total revenues	191,526	183,712	546,690	545,768
Operating expenses:
Property operating expenses	42,817	42,798	124,380	118,875
Ground rent expenses	2,331	2,331	6,994	6,994
General and administrative expenses	16,012	15,725	47,795	45,287
Observatory expenses	9,471	8,516	25,983	22,507
Real estate taxes	32,014	31,831	95,292	91,637
Depreciation and amortization	46,624	46,984	140,312	172,394
Total operating expenses	149,269	148,185	440,756	457,694
Total operating income	42,257	35,527	105,934	88,074
Other income (expense):
Interest income	4,462	1,564	10,396	2,144
Interest expense	(25,382)	(25,516)	(76,091)	(75,572)
Gain on disposition of property	—	—	29,261	27,170
Income before income taxes	21,337	11,575	69,500	41,816
Income tax benefit (expense)	(1,409)	(1,457)	(923)	(224)
Net income	19,928	10,118	68,577	41,592
Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(7,207)	(3,560)	(25,424)	(14,865)
Non-controlling interests in other partnerships	(111)	49	(69)	271
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income attributable to common stockholders	$11,560	$5,557	$39,933	$23,847

Total weighted average shares:
Basic	161,851	162,165	160,799	166,354
Diluted	266,073	267,121	265,269	270,966

Earnings per share attributable to common stockholders:
Basic	$0.07	$0.03	$0.25	$0.14
Diluted	$0.07	$0.03	$0.25	$0.14

Dividends per share	$0.035	$0.035	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$19,928	$10,118	$68,577	$41,592
Other comprehensive income:
Unrealized gain on valuation of interest rate swap agreements	9,525	19,588	16,058	39,407
Less: amount reclassified into interest expense	(2,275)	1,392	(5,429)	7,428
Other comprehensive income	7,250	20,980	10,629	46,835
Comprehensive income	27,178	31,098	79,206	88,427
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(8,368)	(4,561)	(28,644)	(17,746)
Other comprehensive income attributable to non-controlling interests	(3,106)	(8,518)	(4,369)	(19,400)
Comprehensive income attributable to common stockholders	$15,704	$18,019	$46,193	$51,281

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended September 30, 2023 and 2022
(unaudited) (amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at June 30, 2023	159,843	$1,598	988	$10	$1,047,459	$9,275	$(92,392)	$965,950	$715,722	$29,940	$1,711,612
Issuance of Class A shares	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units and Class B shares to Class A shares	1,506	15	(1)	—	10,629	19	—	10,663	(10,663)	—	—
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	75	—	75
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	4,540	—	4,540
Restricted stock, net of forfeitures	(2)	—	—	—	449	—	—	449	—	—	449
Dividends and distributions	—	—	—	—	—	—	(5,683)	(5,683)	(3,801)	(1,050)	(10,534)
Net income	—	—	—	—	—	—	11,560	11,560	7,318	1,050	19,928
Other comprehensive income	—	—	—	—	—	4,144	—	4,144	3,106	—	7,250
Balance at September 30, 2023	161,347	$1,613	987	$10	$1,058,537	$13,438	$(86,515)	$987,083	$716,297	$29,940	$1,733,320

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at June 30, 2022	162,690	$1,626	994	$10	$1,076,854	$(5,827)	$(114,860)	$957,803	$678,350	$29,940	$1,666,093
Issuance of Class A shares	—	—	—	—	—	—	—	—	—	—	—
Conversion of operating partnership units and Class B shares to Class A shares	461	5	—	—	(5)	39	—	39	(39)	—	—
Repurchases of common shares	(2,567)	(25)	—	—	(16,845)	—	(1,235)	(18,105)	—	—	(18,105)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,057	—	5,057
Restricted stock, net of forfeitures	(8)	—	—	—	317	—	—	317	—	—	317
Dividends and distributions	—	—	—	—	—	—	(5,694)	(5,694)	(3,887)	(1,050)	(10,631)
Net income (loss)	—	—	—	—	—	—	5,557	5,557	3,511	1,050	10,118
Other comprehensive income	—	—	—	—	—	12,462	—	12,462	8,518	—	20,980
Balance at September 30, 2022	160,576	$1,606	994	$10	$1,060,321	$6,674	$(116,232)	$952,379	$691,510	$29,940	$1,673,829

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2023 and 2022
(unaudited)
(amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2022	160,139	$1,601	990	$10	$1,055,184	$7,048	$(109,468)	$954,375	$698,776	$29,940	$1,683,091
Conversion of operating partnership units and Class B shares to Class A shares	3,041	30	(3)	—	15,522	130	—	15,682	(15,682)	—	—
Repurchases of common shares	(2,151)	(21)	—	—	(13,084)	—	—	(13,105)	—	—	(13,105)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	187	—	187
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	13,814	—	13,814
Restricted stock, net of forfeitures	318	3	—	—	915	—	—	918	—	—	918
Dividends and distributions	—	—	—	—	—	—	(16,980)	(16,980)	(10,660)	(3,151)	(30,791)
Net income	—	—	—	—	—	—	39,933	39,933	25,493	3,151	68,577
Other comprehensive income	—	—	—	—	—	6,260	—	6,260	4,369	—	10,629
Balance at September 30, 2023	161,347	$1,613	987	$10	$1,058,537	$13,438	$(86,515)	$987,083	$716,297	$29,940	$1,733,320

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2021	169,221	$1,692	996	$10	$1,150,884	$(20,848)	$(133,610)	$998,128	$656,264	$29,940	$1,684,332
Conversion of operating partnership units and Class B shares to Class A shares	1,601	16	(2)	—	2,281	87	—	2,384	(2,384)	—	—
Repurchases of common shares	(10,433)	(104)	—	—	(93,416)	—	10,975	(82,545)	—	—	(82,545)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	224	—	224
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	15,025	—	15,025
Restricted stock, net of forfeitures	187	2	—	—	572	—	—	574	—	—	574
Dividends and distributions	—	—	—	—	—	—	(17,444)	(17,444)	(11,613)	(3,151)	(32,208)
Net income (loss)	—	—	—	—	—	—	23,847	23,847	14,594	3,151	41,592
Other comprehensive income	—	—	—	—	—	27,435	—	27,435	19,400	—	46,835
Balance at September 30, 2022	160,576	$1,606	994	$10	$1,060,321	$6,674	$(116,232)	$952,379	$691,510	$29,940	$1,673,829

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$68,577	$41,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,312	172,394
Gain on disposition of property	(29,261)	(27,170)
Amortization of non-cash items within interest expense	6,804	7,514
Amortization of acquired above- and below-market leases, net	(1,932)	(4,136)
Amortization of acquired below-market ground leases	5,873	5,873
Straight-lining of rental revenue	(17,430)	(18,533)
Equity based compensation	14,732	15,599
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	14,293	(1,198)
Tenant and other receivables	(13,459)	(11,707)
Deferred leasing costs	(11,838)	(31,983)
Prepaid expenses and other assets	23,569	23,630
Accounts payable and accrued expenses	(6,055)	2,511
Deferred revenue and other liabilities	1,863	(401)
Net cash provided by operating activities	196,048	173,985
Cash Flows From Investing Activities
Acquisition of real estate property	(26,910)	—
Net proceeds from disposition of property	88,910	—
Development costs	—	(31)
Additions to building and improvements	(101,379)	(89,085)
Net cash used in investing activities	(39,379)	(89,116)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(6,685)	(5,163)
Contributions from consolidated joint ventures	187	224
Repurchases of common shares	(13,105)	(82,545)
Private perpetual preferred unit distributions	(3,151)	(3,151)
Dividends paid to common stockholders	(16,980)	(17,444)
Distributions paid to non-controlling interests in the operating partnership	(10,660)	(11,613)
Net cash used in financing activities	(50,394)	(119,692)
Net increase (decrease) in cash and cash equivalents and restricted cash	106,275	(34,823)
Cash and cash equivalents and restricted cash—beginning of period	314,678	474,638
Cash and cash equivalents and restricted cash—end of period	$420,953	$439,815

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$264,434	$423,695
Restricted cash at beginning of period	50,244	50,943
Cash and cash equivalents and restricted cash at beginning of period	$314,678	$474,638

Cash and cash equivalents at end of period	$353,999	$387,248
Restricted cash at end of period	66,954	52,567
Cash and cash equivalents and restricted cash at end of period	$420,953	$439,815

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,739	$67,673
Cash paid for income taxes	$578	$188

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$44,099	$55,320
Write-off of fully depreciated assets	23,058	55,585
Derivative instruments at fair values included in prepaid expenses and other assets	25,578	18,457
Conversion of operating partnership units and Class B shares to Class A shares	15,682	2,384
Disposal of land in connection with foreclosure	—	1,680
Extinguishment of debt in connection with property disposition	—	30,000

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
    We are a New York City-focused real estate investment trust ("REIT"), with four revenue drivers: a portfolio of modernized, amenitized and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building – the “World’s Most Famous Building” – also includes our Observatory Experience, Tripadvisor’s #1 United States destination attraction in its 2023 Travelers’ Choice Best of the Best Awards for two consecutive years.

    As of September 30, 2023, ESRT’s portfolio is comprised of approximately 8.6 million rentable square feet of office space, 0.7 million rentable square feet of retail space and 727 residential units. Our office portfolio included 11 properties (including three long-term ground leasehold interests) encompassing approximately 8.6 million rentable square feet. Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet, including the Empire State Building. The remaining two office properties encompass approximately 1.1 million rentable square feet and are located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to one of the Stamford office properties, that can support the development of an approximately 0.4 million rentable square foot office building and garage. Our retail portfolio included approximately 0.7 million rentable square feet of retail space, predominantly located in Manhattan. Our multifamily portfolio included 727 residential units in New York City, 721 of which are located in Manhattan.

     We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "IPO"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2023, we owned approximately 59.9% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
2. Summary of Significant Accounting Policies
    There have been no material changes to the summary of significant accounting policies included in the "Summary of Significant Accounting Policies" section in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Basis of Quarterly Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial information, and with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments and eliminations (including intercompany balances and transactions), consisting of normal recurring adjustments, considered necessary for the fair presentation of the financial statements have been included.
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
    We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members.  For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. The Operating Partnership is a VIE of ESRT. As the Operating Partnership is already consolidated in the financial statements of ESRT, the identification of this entity as a VIE has no impact on our consolidated financial statements. At December 31, 2022, the Operating Partnership was the primary beneficiary of a variable interest in the intermediary entity which held title to 298 Mulberry, the multifamily asset acquired in December 2022. The intermediary entity was utilized to execute a like-kind exchange and subsequent to March 31, 2023, the like-kind exchange was completed and the Operating Partnership took title to 298 Mulberry. Therefore, the Operating Partnership had no VIEs at September 30, 2023.

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

3. Acquisitions and Dispositions

Property Acquisitions
On September 14, 2023, we closed on the acquisition of a retail property in Williamsburg, Brooklyn, located on the corner of North 6th Street and Wythe Avenue for a purchase price of $26.4 million. The property has three retail tenants and six residential units, and was fully leased as of September 30, 2023. The transaction was executed in accordance with a "1031 Exchange" under Section 1031 of the Internal Revenue Code of 1986, as amended. The purchase price is the fair value at the date of acquisition.

The following table summarizes properties acquired during the nine and twelve months ended September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total*
Williamsburg Retail, Brooklyn	9/14/2023	$4,851	$20,936	$1,573	$(300)	$27,060
298 Mulberry Street, Manhattan	12/20/2022	$40,935	$69,508	$5,300	$(150)	$115,593
*Includes total capitalized transaction costs of $1.4 million.

Property Dispositions
The following table summarizes properties disposed of during the nine and twelve months ended September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
500 Mamaroneck Avenue, Harrison, New York*	4/5/2023	$53,000	$13,572
69-97 and 103-107 Main Street, Westport, Connecticut	2/1/2023	$40,000	$15,689
10 Bank Street, White Plains, New York	12/7/2022	$42,000	$6,818
383 Main Avenue, Norwalk, Connecticut**	4/1/2022	$30,000	$27,170
*The gain is net of approximately $2.0 million of estimated post-closing obligations related to contaminated soil remediation costs and our commitment to reimburse the buyer for a delay in rent commencement from a tenant impacted by the soil remediation efforts. Should this rent commencement be delayed beyond our current estimate, our maximum exposure to reimburse the buyer for such a delay, as limited by amounts held in escrow, is an incremental post-closing obligation of $3.6 million.
**We transferred the property, which was encumbered by a $30.0 million mortgage, back to the lender in a consensual foreclosure and recognized a non-cash gain upon the disposition.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
    Deferred costs, net, consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Leasing costs	$222,272	$218,707
Acquired in-place lease value and deferred leasing costs	158,518	160,683
Acquired above-market leases	24,430	27,833
	405,220	407,223
Less: accumulated amortization	(233,132)	(223,246)
Total deferred costs, net, excluding net deferred financing costs	$172,088	$183,977
    At September 30, 2023 and December 31, 2022, $3.4 million and $5.0 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
    Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.8 million and $17.7 million for the three and nine months ended September 30, 2023, respectively, and $5.6 million and $19.8 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to acquired lease intangibles was $1.5 million and $6.1 million for the three and nine months ended September 30, 2023, respectively, and $2.2 million and $10.6 million for the three and nine months ended September 30, 2022, respectively.
    Amortizing acquired intangible assets and liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(73,717)	(67,843)
Acquired below-market ground leases, net	$323,199	$329,073

	September 30, 2023	December 31, 2022
Acquired below-market leases	$(55,186)	$(64,656)
Less: accumulated amortization	40,483	46,807
Acquired below-market leases, net	$(14,703)	$(17,849)
    Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $4.1 million for the three and nine months ended September 30, 2022, respectively.
     As of September 30, 2023 and December 31, 2022, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the observatory reportable segment and $264.0 million to the real estate reportable segment.
    From the quarter ended June 30, 2020 through our annual goodwill testing in October 2022, we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. This was done in response to the temporary closure of our observatory due to the COVID-19 pandemic and subsequent slow increase in visitors due to continued pandemic-related restrictions impacting tourism and international travel. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. Each quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. Subsequent to our last annual goodwill impairment test, we have performed quarterly qualitative assessments and have not identified any events which would indicate, on a more likely than not basis, that the goodwill allocated to the reporting unit was impaired. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. We will continue to assess the impairment of the observatory reporting unit goodwill going forward.

5. Debt
    Debt consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Principal Balance		As of September 30, 2023
	September 30, 2023	December 31, 2022	Stated Rate	Effective Rate(1)	Maturity Date(2)

Mortgage debt
Metro Center	$80,710	$82,596	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(3)	176,359	178,823	4.28%	4.73%	7/1/2027
1010 Third Avenue and 77 West 55th Street	35,179	35,831	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70.0% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	7,378	7,865	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70.0% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	16,219	17,415	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	893,945	900,630
Senior unsecured notes:(4)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	215,000	215,000	SOFR plus 1.20%	4.22%	3/19/2025
Unsecured revolving credit facility (4)	—	—	SOFR plus 1.30%	—	3/31/2025
Unsecured term loan facility (4)	175,000	175,000	SOFR plus 1.50%	4.51%	12/31/2026
Total principal	2,258,945	2,265,630
Deferred financing costs, net	(10,052)	(11,748)
Unamortized debt discount	(7,159)	(7,745)
Total	$2,241,734	$2,246,137
______________

(1)The effective rate is the yield as of September 30, 2023 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Represents a $164 million mortgage loan bearing interest at 4.09% and a $12.4 million loan bearing interest at 6.25%.
(4)At September 30, 2023, we were in compliance with all debt covenants.

Principal Payments
    Aggregate required principal payments at September 30, 2023 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2023	$1,947	$—	$1,947
2024	8,861	77,675	86,536
2025	6,893	315,000	321,893
2026	7,330	225,000	232,330
2027	6,461	319,000	325,461
Thereafter	22,079	1,268,699	1,290,778
Total	$53,571	$2,205,374	$2,258,945

Deferred Financing Costs
    Deferred financing costs, net, consisted of the following at September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Financing costs	$43,473	$43,473
Less: accumulated amortization	(30,020)	(26,753)
Total deferred financing costs, net	$13,453	$16,720
    Amortization expense related to deferred financing costs was $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $3.8 million for the three and nine months ended September 30, 2022, respectively.

Unsecured Revolving Credit and Term Loan Facilities

    On August 29, 2022, through our Operating Partnership, we entered into a third amendment to our amended and restated credit agreement dated August 29, 2017 with Bank of America, N.A., as administrative agent and the other lenders party thereto, which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facility”). The BofA Credit Facility is in the initial maximum principal amount of up to $1.065 billion, which consists of an $850.0 million revolving credit facility that matures on March 31, 2025, and a $215.0 million term loan facility that matures on March 19, 2025. The third amendment revised the terms of the BofA Credit Facility to (i) replace LIBOR with SOFR given the phase-out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. As of September 30, 2023, we had no borrowings under the revolving credit facility and $215.0 million under the term loan facility.

     On August 29, 2022, through our Operating Partnership, we entered into a second amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The second amendment revised the terms of the Wells Term Loan Facility to (i) replace LIBOR with SOFR given the phase-out of LIBOR and (ii) permit the addition of multifamily assets as Unencumbered Eligible Property (as defined therein) and add a capitalization rate for such assets. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of September 30, 2023, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.

    The terms of both the BofA Credit Facility and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of September 30, 2023, we were in compliance with these covenants.

Senior Unsecured Notes
    The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. It also requires compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2023, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Accrued capital expenditures	$44,099	$44,293
Accounts payable and accrued expenses	36,249	32,927
Accrued interest payable	2,951	3,509
Total accounts payable and accrued expenses	$83,299	$80,729

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of September 30, 2023, we did not have derivatives in a net liability position.

    As of September 30, 2023 and December 31, 2022, we had interest rate swaps and caps with an aggregate notional value of $573.6 million and $574.8 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of September 30, 2023 and December 31, 2022, the fair value of our derivative instruments in an asset position amounted to $25.6 million and $17.9 million, respectively, which is included in prepaid expenses and other assets on the condensed consolidated balance sheets. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.

    As of September 30, 2023 and 2022, our cash flow hedges are deemed highly effective and a net unrealized gain of $7.3 million and $10.6 million for the three and nine months ended September 30, 2023, respectively, and a net unrealized gain of $21.0 million and $46.8 million for the three and nine months ended September 30, 2022, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $8.8 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.

    The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of September 30, 2023 and December 31, 2022 (amounts in thousands):

						September 30, 2023		December 31, 2022
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$1,281	$—	$256	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	4,279	—	365	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	941	—	643	—
Interest rate swap	16,356	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	1,261	—	1,070	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	December 1, 2021	October 1, 2024	—	—	8	—
Interest rate cap	9,188	1 Month SOFR	5.5000%	December 1, 2021	October 1, 2024	22	—	26	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	10,216	—	8,040	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	3,799	—	3,766	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	3,801	—	3,762	—
						$25,600	$—	$17,936	$—
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amount of gain recognized in other comprehensive income (loss)	$9,525	$19,588	$16,058	$39,407
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	2,275	(1,392)	5,429	(7,428)
    The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended		Nine Months Ended
Effects of Cash Flow Hedges	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,382)	$(25,516)	$(76,091)	$(75,572)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	2,275	(1,392)	5,429	(7,428)
Fair Valuation

    The estimated fair values at September 30, 2023 and December 31, 2022 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    The following tables summarize the carrying and estimated fair values of our financial instruments as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$25,578	$25,578	$—	$25,578	$—
Mortgage notes payable	878,757	752,874	—	—	752,874
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,819	848,074	—	—	848,074
Unsecured term loan facilities	389,158	390,000	—	—	390,000

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$17,936	$17,936	$—	$17,936	$—
Mortgage notes payable	883,705	783,648	—	—	783,648
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,659	865,292	—	—	865,292
Unsecured term loan facilities	388,773	390,000	—	—	390,000
    Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2023 and December 31, 2022. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases
Lessor
    We lease various spaces to tenants over terms ranging from one to 22 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our September 30, 2023 and 2022 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and nine months ended September 30, 2023 and 2022 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
Rental revenue	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed payments	$132,862	$131,800	$395,744	$399,995
Variable payments	18,596	16,490	50,408	45,148
Total rental revenue	$151,458	$148,290	$446,152	$445,143

As of September 30, 2023, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through

2040 (amounts in thousands):

Remainder of 2023	$124,805
2024	510,232
2025	492,160
2026	446,677
2027	426,876
Thereafter	1,997,898
$3,998,648
The above future minimum lease payments exclude tenant recoveries and the net accretion of above and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Refer to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 in the section "Financial Statements - Note 8. Leases" for prior disclosures related to the Signature Bank and First Republic Bank leases.

Lessee
    We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.5 million and lease liabilities of $28.5 million in our condensed consolidated balance sheets as of September 30, 2023. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
    The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of September 30, 2023 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of September 30, 2023 was 46.7 years.

    As of September 30, 2023, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2023	$380
2024	1,518
2025	1,518
2026	1,503
2027	1,482
Thereafter	62,277
Total undiscounted cash flows	68,678
Present value discount	(40,182)
Ground lease liabilities	$28,496
9. Commitments and Contingencies
Legal Proceedings

Except as described below, as of September 30, 2023, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.

    As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which, prior to the IPO, owned the fee title to the Empire State Building, filed an arbitration claim with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA (the "Respondents"). The Statement of Claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleged breach of fiduciary duty and related claims in connection with the IPO and formation transactions and sought monetary damages and declaratory relief. The Claimants had opted out of a prior class action bringing similar claims that were settled with court approval. The Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded the Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an IPO litigation expense in the consolidated statements of operations for the year ended December 31, 2020. The Respondents believe that such award in favor of the Claimants is entirely without merit and, in an action filed in the United States District Court for the Southern District of New York, sought to vacate that portion of the award. On September 27, 2021, the court denied the Respondents' motion to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. The Respondents appealed that ruling. On May 10, 2022, the Respondents moved to dismiss the appeal and judgment on the grounds that a recent decision of the United States Supreme Court held that the federal courts have no subject matter jurisdiction over the case. The Claimants opposed the motion. On April 20, 2023, the federal appeals court granted the motion and the federal court action challenging the award was dismissed. On April 21, 2023, the Respondents filed a petition to vacate in part and otherwise confirm in New York State court. On April 28, 2023, all but one of the Claimants filed a motion to confirm in that same court. On July 31, 2023, the New York State court denied the Respondents’ petition to vacate in part and confirmed the award. The Respondents believe that ruling is incorrect and have filed an appeal, which is pending. On August 4, 2023, one final Claimant who had not filed a petition to confirm in New York State court did so. On September 14, 2023, the Respondents filed an opposition to that petition, which is pending. In addition, certain of the Claimants in the federal court action sought to pursue claims in that case against the Respondents. The Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting the Claimants’ claims; the district judge will decide whether to adopt the Report and Recommendation.

     Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr., our former general counsel, have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures

    At September 30, 2023, we estimate that we will incur approximately $139.3 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, our unsecured credit facility, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2023, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the FDIC.
Asset Retirement Obligations
    We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2023, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.

Other Environmental Matters
    Certain of our properties have been inspected for soil contamination due to pollutants, which may have occurred prior to our ownership of these properties or subsequently in connection with its development and/or its use. Required remediation to such properties has been completed, other than our post-closing obligations for remediation at our previously owned Westport retail assets, as discussed in more detail in our Annual Report, and at our previously owned 500 Mamaroneck property as discussed in “Financial Statements - Note 3. Acquisitions and Dispositions.” As of September 30, 2023, with the exception of these three assets, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. We expect that resolution of the environmental matters relating to the above will not have a material impact on our business, assets, consolidated financial condition, results of operations or liquidity. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

    As of September 30, 2023, there were 161,346,829 shares of Class A common stock, 986,884 shares of Class B common stock and 108,617,764 OP Units outstanding. The REIT holds a 59.9% controlling interest in the OP. The other 40.1% noncontrolling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. We have two classes of common stock as a means to give our OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-IPO OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one Class B share, and such Class B share carries 50 votes per share.

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

There were no purchases of equity securities in the three months ended September 30, 2023.

Private Perpetual Preferred Units
    As of September 30, 2023, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions

    Total dividends paid to common stockholders were $5.7 million and $17.0 million for the three and nine months ended September 30, 2023, respectively, and $5.7 million and $17.4 million for the three and nine months ended September 30, 2022, respectively. Total distributions paid to OP unitholders were $3.8 million and $10.7 million for the three and nine months ended September 30, 2023, respectively, and $3.9 million and $11.6 million for the three and nine months ended September 30, 2022, respectively. Total distributions paid to preferred unitholders were $1.1 million and $3.2 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.

Incentive and Share-Based Compensation
    The Plans provide for grants to directors, employees and consultants consisting of stock options, restricted stock, dividend equivalents, stock payments, performance shares, LTIP units, stock appreciation rights and other incentive awards. An aggregate of 11.0 million shares of our common stock is authorized for issuance under awards granted pursuant to the 2019 Plan, and as of September 30, 2023, 4.2 million shares of common stock remain available for future issuance.
During July 2023, we granted our two new directors, Christina Van Tassell and Hannah Yang, a total of 27,000 LTIP units which are subject to time-based vesting with a combined fair market value of $0.2 million. One-fourth of the units will vest on May 12, 2024, and the remainder shall vest in substantially equal installments on each subsequent anniversary for a period of three years thereafter.

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

LTIP units and restricted stock issued during the nine months ended September 30, 2023 were valued at $21.7 million. The weighted average per unit or share fair value was $5.67 for grants issued for the nine months ended September 30, 2023. The fair value per unit or share granted in 2023 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 1.7%, a risk-free interest rate from 4.4% to 5.0%, and an expected price volatility from 35.0% to 46.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding as of September 30, 2023.

    The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2023:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2022	359,293	2,713,522	4,070,537	510,989	$6.69
Vested	(111,178)	(1,148,987)	(316,412)	(2,011)	7.66
Granted	370,465	1,733,015	946,398	771,180	5.67
Forfeited or unearned	(8,917)	—	(1,695,323)	(3,795)	4.30
Unvested balance at September 30, 2023	609,663	3,297,550	3,005,200	1,276,363	$6.53
    The time-based LTIPs and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $0.5 million and $2.2 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $2.0 million for the three and nine months ended September 30, 2022, respectively. Unrecognized compensation expense was $3.5 million at September 30, 2023, which will be recognized over a weighted average period of 2.5 years.
    For the remainder of the LTIP unit and restricted stock awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $4.5 million and $12.6 million for the three and nine months ended September 30, 2023, respectively, and $4.8 million and $13.7 million for the three and nine months ended September 30, 2022, respectively. Unrecognized compensation expense was $28.1 million at September 30, 2023, which will be recognized over a weighted average period of 2.5 years.

Earnings Per Share

Earnings per share is calculated by dividing the net income attributable to common shareholders by the weighted average number of shares outstanding during the respective period. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Share-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.
For the three and nine months ended September 30, 2023 and 2022, earnings per share is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator - Basic:
Net income	$19,928	$10,118	$68,577	$41,592
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income attributable to non-controlling interests	(7,318)	(3,511)	(25,493)	(14,594)
Earnings allocated to unvested shares	—	—	—	—
Net income attributable to common stockholders – basic	$11,560	$5,557	$39,933	$23,847

Numerator - Diluted:
Net income	$19,928	$10,118	$68,577	$41,592
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net (income) loss attributable to non-controlling interests in other partnerships	(111)	49	(69)	271
Earnings allocated to unvested shares	—	—	—	—
Net income attributable to common stockholders – diluted	$18,767	$9,117	$65,357	$38,712

Denominator:
Weighted average shares outstanding – basic	161,851	162,165	160,799	166,354
Operating partnership units	100,905	103,870	102,580	103,526
Effect of dilutive securities:
Stock-based compensation plans	3,317	1,086	1,890	1,086
Weighted average shares outstanding – diluted	266,073	267,121	265,269	270,966

Earnings per share:
Basic	$0.07	$0.03	$0.25	$0.14
Diluted	$0.07	$0.03	$0.25	$0.14
    There were zero antidilutive shares and LTIP units for the three and nine months ended September 30, 2023, respectively, and zero antidilutive shares and LTIP units for the three and nine months ended September 30, 2022, respectively.

11. Related Party Transactions

Supervisory Fee Revenue
    Since we became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman, President and Chief Executive Officer. These fees were $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue

    Since we became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. These fees are included within third-party management and other fees.
Other
    We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.
As disclosed in greater detail in our Annual Report, in connection with the sale of our Westport retail assets in February 2023, we advanced a loan to the buyer to facilitate closing with a principal amount of $0.6 million, which bears interest at SOFR plus 3.5% and requires repayment of principal to the extent of available cash flow of the property. As of September 30, 2023, the loan has been fully paid.
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

The following tables provide components of segment net income for each segment for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended September 30, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$151,458	$—	$—	$151,458
Intercompany rental revenue	22,113	—	(22,113)	—
Observatory revenue	—	37,562	—	37,562
Third-party management and other fees	268	—	—	268
Other revenue and fees	2,238	—	—	2,238
Total revenues	176,077	37,562	(22,113)	191,526
Operating expenses:
Property operating expenses	42,817	—	—	42,817
Intercompany rent expense	—	22,113	(22,113)	—
Ground rent expenses	2,331	—	—	2,331
General and administrative expenses	16,012	—	—	16,012
Observatory expenses	—	9,471	—	9,471
Real estate taxes	32,014	—	—	32,014
Depreciation and amortization	46,593	31	—	46,624
Total operating expenses	139,767	31,615	(22,113)	149,269
Total operating income	36,310	5,947	—	42,257
Other income (expense):
Interest income	4,410	52	—	4,462
Interest expense	(25,382)	—	—	(25,382)
Income before income taxes	15,338	5,999	—	21,337
Income tax expense	(146)	(1,263)	—	(1,409)
Net income	$15,192	$4,736	$—	$19,928
Segment assets	$3,959,249	$257,298	$—	$4,216,547
Expenditures for segment assets	$56,227	$—	$—	$56,227

	Three Months Ended September 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$148,290	$—	$—	$148,290
Intercompany rental revenue	19,072	—	(19,072)	—
Observatory revenue	—	33,051	—	33,051
Third-party management and other fees	389	—	—	389
Other revenue and fees	1,982	—	—	1,982
Total revenues	169,733	33,051	(19,072)	183,712
Operating expenses:
Property operating expenses	42,798	—	—	42,798
Intercompany rent expense	—	19,072	(19,072)	—
Ground rent expenses	2,331	—	—	2,331
General and administrative expenses	15,725	—	—	15,725
Observatory expenses	—	8,516	—	8,516
Real estate taxes	31,831	—	—	31,831
Depreciation and amortization	46,933	51	—	46,984
Total operating expenses	139,618	27,639	(19,072)	148,185
Total operating income	30,115	5,412	—	35,527
Other income (expense):
Interest income	1,530	34	—	1,564
Interest expense	(25,516)	—	—	(25,516)
Income before income taxes	6,129	5,446	—	11,575
Income tax expense	(359)	(1,098)	—	(1,457)
Net income	$5,770	$4,348	$—	$10,118
Segment assets	$3,950,883	$250,257	$—	$4,201,140
Expenditures for segment assets	$18,686	$24	$—	$18,710

	Nine Months Ended September 30, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$446,152	$—	$—	$446,152
Intercompany rental revenue	58,969	—	(58,969)	—
Observatory revenue	—	93,149	—	93,149
Third-party management and other fees	1,076	—	—	1,076
Other revenue and fees	6,313	—	—	6,313
Total revenues	512,510	93,149	(58,969)	546,690
Operating expenses:
Property operating expenses	124,380	—	—	124,380
Intercompany rent expense	—	58,969	(58,969)	—
Ground rent expenses	6,994	—	—	6,994
General and administrative expenses	47,795	—	—	47,795
Observatory expenses	—	25,983	—	25,983
Real estate taxes	95,292	—	—	95,292
Depreciation and amortization	140,194	118	—	140,312
Total operating expenses	414,655	85,070	(58,969)	440,756
Total operating income	97,855	8,079	—	105,934
Other income (expense):
Interest income	10,257	139	—	10,396
Interest expense	(76,091)	—	—	(76,091)
Gain on disposition of property	29,261	—	—	29,261
Income before income taxes	61,282	8,218	—	69,500
Income tax expense	(541)	(382)	—	(923)
Net income	$60,741	$7,836	$—	$68,577
Expenditures for segment assets	$123,671	$58	$—	$123,729

	Nine Months Ended September 30, 2022
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$445,143	$—	$—	$445,143
Intercompany rental revenue	46,801	—	(46,801)	—
Observatory revenue	—	73,660	—	73,660
Lease termination fees	20,032	—	—	20,032
Third-party management and other fees	1,025	—	—	1,025
Other revenue and fees	5,908	—	—	5,908
Total revenues	518,909	73,660	(46,801)	545,768
Operating expenses:
Property operating expenses	118,875	—	—	118,875
Intercompany rent expense	—	46,801	(46,801)	—
Ground rent expenses	6,994	—	—	6,994
General and administrative expenses	45,287	—	—	45,287
Observatory expenses	—	22,507	—	22,507
Real estate taxes	91,637	—	—	91,637
Depreciation and amortization	172,258	136	—	172,394
Total operating expenses	435,051	69,444	(46,801)	457,694
Total operating income (loss)	83,858	4,216	—	88,074
Other income (expense):
Interest income	2,105	39	—	2,144
Interest expense	(75,572)	—	—	(75,572)
Gain on disposition of property	27,170	—	—	27,170
Income (loss) before income taxes	37,561	4,255	—	41,816
Income tax (expense) benefit	(541)	317	—	(224)
Net income	$37,020	$4,572	$—	$41,592
Expenditures for segment assets	$70,795	$315	$—	$71,110

13. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our Company and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of the Company’s performance for its three- and nine-month periods ended September 30, 2023 with the corresponding three- and nine-month periods ended September 30, 2022 and reviews the Company’s financial position as of September 30, 2023. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: (i) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, natural disasters and extreme weather events, terrorism and other armed hostilities, as well as cybersecurity threats and technology disruptions; (ii) a failure of conditions or performance regarding any event or transaction described herein; (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (v) changes in our business strategy; (vi) changes in technology and market competition that affect utilization of our office, retail, observatory, broadcast or other facilities; (vii) changes in domestic or international tourism, including due to health crises and pandemics, geopolitical events, including global hostilities, currency exchange rates, and/or competition from other observatories in New York City, any or all of which may cause a decline in Observatory visitors; (viii) defaults on, early terminations of, or non-renewal of, leases by tenants; (ix) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (x) declining real estate valuations and impairment charges; (xi) termination of our ground leases; (xii) changes in our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow additional funds in compliance with drawdown conditions and financial covenants; (xiii) decreased rental rates or increased vacancy rates; (xiv) our failure to execute any newly planned capital project successfully or on the anticipated timeline or budget; (xv) difficulties in identifying and completing acquisitions; (xvi) risks related to any development project (including our Metro Tower potential development site); (xvii) impact of changes in governmental regulations, tax laws and rates and similar matters; (xviii) our failure to qualify as a REIT; (xix) environmental uncertainties and risks related to climate change, adverse weather conditions, rising sea levels and natural disasters; (xx) incurrence of taxable capital gain on disposition of an asset due to failure of use or compliance with a 1031 exchange program; and (xxi) accuracy of our methodologies and estimates regarding ESG metrics and goals, tenant willingness and ability to collaborate in reporting ESG metrics and meeting ESG goals, and impact of governmental regulation on our ESG efforts. For a further discussion of these and other factors that could impact the Company's future results, performance or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report, and other risks described in documents subsequently filed by the Company from time to time with the Securities and Exchange Commission (the "SEC").

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

Overview
Highlights for the three months ended September 30, 2023
•Net income attributable to common stockholders of $11.6 million.
•Core Funds From Operations ("Core FFO") of $65.9 million attributable to common stockholders and the operating partnership.
•Signed a total of 248,479 rentable square feet of new, renewal, and expansion leases.
•Commercial portfolio 90.5% leased, Manhattan office portfolio 91.9% leased.
•Empire State Building Observatory generated $28.1 million of net operating income.

Results of Operations
    The discussion below relates to our results of operations for the three and nine months ended September 30, 2023 and 2022, respectively.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
The following table summarizes our historical results of operations for the three months ended September 30, 2023 and 2022, respectively (amounts in thousands):

	Three Months Ended September 30,
	2023			2022			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$151,458	$—	$151,458	$148,290	$—	$148,290	$3,168	2.1%
Observatory revenue	—	37,562	37,562	—	33,051	33,051	4,511	13.6
Lease termination fees	—	—	—	—	—	—	—	—
Third-party management and other fees	268	—	268	389	—	389	(121)	(31.1)
Other revenues and fees	2,238	—	2,238	1,982	—	1,982	256	12.9
Total revenues	153,964	37,562	191,526	150,661	33,051	183,712	7,814	4.3
Operating expenses:
Property operating expenses	42,817	—	42,817	42,798	—	42,798	(19)	—
Ground rent expenses	2,331	—	2,331	2,331	—	2,331	—	—
General and administrative expenses	16,012	—	16,012	15,725	—	15,725	(287)	(1.8)
Observatory expenses	—	9,471	9,471	—	8,516	8,516	(955)	(11.2)
Real estate taxes	32,014	—	32,014	31,831	—	31,831	(183)	(0.6)
Depreciation and amortization	46,593	31	46,624	46,933	51	46,984	360	0.8
Total operating expenses	139,767	9,502	149,269	139,618	8,567	148,185	(1,084)	(0.7)
Operating income	14,197	28,060	42,257	11,043	24,484	35,527	6,730	18.9
Intercompany rent revenue (expense)	22,113	(22,113)	—	19,072	(19,072)	—
Other income (expense):
Interest income	4,410	52	4,462	1,530	34	1,564	2,898	185.3
Interest expense	(25,382)	—	(25,382)	(25,516)	—	(25,516)	134	0.5
Income before income taxes	15,338	5,999	21,337	6,129	5,446	11,575	9,762	84.3
Income tax expense	(146)	(1,263)	(1,409)	(359)	(1,098)	(1,457)	48	3.3
Net income	15,192	4,736	19,928	5,770	4,348	10,118	9,810	97.0
Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(7,207)	—	(7,207)	(3,560)	—	(3,560)	3,647	102.4
Non-controlling interests in other partnerships	(111)	—	(111)	49	—	49	160	326.5
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—
Net income attributable to common stockholders	$6,824	$4,736	$11,560	$1,209	$4,348	$5,557	$6,003	108.0%

Real Estate Segment

Rental Revenue

The increase in rental revenue was primarily attributable to a $5.5 million increase in base rent from new or renewed tenants and higher rents and higher tenant escalations and a net $2.3 million decrease in revenue from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions."
Interest Income
    The increase in interest income in the three months ended September 30, 2023 reflects higher interest rates compared to the three months ended September 30, 2022.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased visitation and revenue per visitor during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as marketing, labor and maintenance costs compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table summarizes our historical results of operations for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended September 30,
	2023			2022			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$446,152	$—	$446,152	$445,143	$—	$445,143	$1,009	0.2%
Observatory revenue	—	93,149	93,149	—	73,660	73,660	19,489	26.5
Lease termination fees	—	—	—	20,032	—	20,032	(20,032)	(100.0)
Third-party management and other fees	1,076	—	1,076	1,025	—	1,025	51	5.0
Other revenues and fees	6,313	—	6,313	5,908	—	5,908	405	6.9
Total revenues	453,541	93,149	546,690	472,108	73,660	545,768	922	0.2
Operating expenses:
Property operating expenses	124,380	—	124,380	118,875	—	118,875	(5,505)	(4.6)
Ground rent expenses	6,994	—	6,994	6,994	—	6,994	—	—
General and administrative expenses	47,795	—	47,795	45,287	—	45,287	(2,508)	(5.5)
Observatory expenses	—	25,983	25,983	—	22,507	22,507	(3,476)	(15.4)
Real estate taxes	95,292	—	95,292	91,637	—	91,637	(3,655)	(4.0)
Depreciation and amortization	140,194	118	140,312	172,258	136	172,394	32,082	18.6
Total operating expenses	414,655	26,101	440,756	435,051	22,643	457,694	16,938	3.7
Operating income	38,886	67,048	105,934	37,057	51,017	88,074	17,860	20.3
Intercompany rent revenue (expense)	58,969	(58,969)	—	46,801	(46,801)	—
Other income (expense):
Interest income	10,257	139	10,396	2,105	39	2,144	8,252	384.9
Interest expense	(76,091)	—	(76,091)	(75,572)	—	(75,572)	(519)	(0.7)
Gain on disposition of property	29,261	—	29,261	27,170	—	27,170	2,091	7.7
Income before income taxes	61,282	8,218	69,500	37,561	4,255	41,816	27,684	66.2
Income tax (expense) benefit	(541)	(382)	(923)	(541)	317	(224)	(699)	(312.1)
Net income	60,741	7,836	68,577	37,020	4,572	41,592	26,985	64.9
Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(25,424)	—	(25,424)	(14,865)	—	(14,865)	10,559	71.0
Non-controlling interests in other partnerships	(69)	—	(69)	271	—	271	340	125.5
Private perpetual preferred unit distributions	(3,151)	—	(3,151)	(3,151)	—	(3,151)	—	—
Net income attributable to common stockholders	$32,097	$7,836	$39,933	$19,275	$4,572	$23,847	$16,086	67.5%

Real Estate Segment

Rental Revenue

The increase in rental revenue was primarily attributable to a $7.1 million increase in base rent from new or renewed tenants and higher rents and higher tenant escalations, and a net $6.1 million decrease in revenue from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions."
Property Operating Expenses
The increase in property operating expenses is primarily due to higher repair and maintenance costs, higher cleaning costs, and higher payroll costs in 2023 relating to increased building utilization.
General and Administrative Expenses
The increase in general and administrative expenses primarily reflects higher payroll due to year-over-year wage growth.
Real Estate Taxes

The increase in real estate taxes was primarily attributable to a $4.1 million increase in real estate tax expense due to higher assessed values for multiple properties, partially offset by a net $0.4 million decrease from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions."
Depreciation and Amortization

    The decrease in depreciation and amortization reflects accelerated depreciation during the nine months ended September 30, 2022 relating to the transfer of 383 Main Avenue back to the lender in a consensual foreclosure and depreciation expense in the nine months ended September 30, 2022 on properties that were sold prior to September 30, 2023.
Interest Income
    The increase reflects higher interest rates in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Gain on Disposition of Property
The gain for the nine months ended September 30, 2023 reflects the gain on disposition of 500 Mamaroneck in Harrison, New York in April 2023 and 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023 while the gain for the nine months ended September 30, 2022 represents a gain on the disposition of 383 Main Avenue in Norwalk, Connecticut in April 2022.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased visitation and revenue per visitor during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Observatory Expenses
The increase in observatory expenses was driven by increased operating hours, which increased variable costs such as marketing, labor and maintenance costs.
Income Taxes
The increase in income tax expense was attributable to a $3.9 million increase in income before taxes for the observatory segment for the nine months ended September 30, 2023.

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

At September 30, 2023, we had $354.0 million available in cash and cash equivalents, and $850 million available under our unsecured revolving credit facility.

    As of September 30, 2023, we had approximately $2.2 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 3.9% and a weighted average maturity of 5.7 years. As of September 30, 2023, excluding principal amortization, we have no outstanding debt maturing until November 2024.

Portfolio Transaction Activity

On February 1, 2023, we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million.

On April 5, 2023, we closed on the sale of 500 Mamaroneck Avenue in Harrison, New York at a gross asset valuation of $53.0 million.

On September 14, 2023, we closed on the acquisition of a Williamsburg retail property located on the corner of North 6th Street and Wythe Avenue in Brooklyn, New York, for a purchase price of $26.4 million.

Unsecured Revolving Credit and Term Loan Facilities
    See "Financial Statements - Note 5. Debt" for a summary of our unsecured revolving credit and term loan facilities.
Mortgage Debt
As of September 30, 2023, our consolidated mortgage notes payable amounted to $893.9 million. We have no debt maturity until November 2024. See "Financial Statements - Note 5. Debt" for more information on mortgage debt.

Senior Unsecured Notes

The terms of the senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of September 30, 2023, we were in compliance with the covenants under the outstanding senior unsecured notes.

Financial Covenants
As of September 30, 2023, we were in compliance with the following financial covenants:

Financial covenant	Required	September 30, 2023	In Compliance
Maximum total leverage	< 60%	33.2%	Yes
Maximum secured leverage	< 40%	13.0%	Yes
Minimum fixed charge coverage	> 1.50x	3.0x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.3x	Yes
Maximum unsecured leverage	< 60%	24.8%	Yes
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
Office Properties

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2023	2022
Number of leases signed(1)	66	103
Total square feet	772,587	928,598
Leasing commission costs per square foot(2)	$18.41	$19.14
Tenant improvement costs per square foot(2)	78.15	59.20
Total leasing commissions and tenant improvement costs per square foot(2)	$96.56	$78.34
Retail Properties

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals	2023	2022
Number of leases signed(1)	5	12
Total square feet	14,263	45,655
Leasing commission costs per square foot(2)	$47.80	$59.85
Tenant improvement costs per square foot(2)	48.17	53.97
Total leasing commissions and tenant improvement costs per square foot(2)	$95.97	$113.82
_______________

(1)Presents a renewed and expansion lease as one lease signed.
(2)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.

	Nine Months Ended September 30,
	2023	2022
Total Portfolio
Capital expenditures (1)	$38,736	$28,823
_______________
(1)Excludes tenant improvements and leasing commission costs.
As of September 30, 2023, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $139.3 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand, additional property level mortgage financings and borrowings under the unsecured revolving credit facility.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings under the unsecured revolving credit facility.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders
Distributions and dividends amounting to $30.8 million and $32.2 million have been made to equity holders for the nine months ended September 30, 2023 and 2022, respectively.

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

    Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2022 through December 31, 2023. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. There were no purchases of equity securities in the three months ended September 30, 2023. See "Financial Statements - Note 10. Equity."

Cash Flows
Comparison of Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Net cash. Cash and cash equivalents and restricted cash were $421.0 million and $439.8 million, respectively, as of September 30, 2023 and 2022. The decrease was primarily due to the acquisition of real estate property in December 2022 and September 2023 and increased spending for capital expenditures, partially offset by net proceeds from the disposition of properties in December 2022 and February and April 2023 and lower repurchases of common shares.
Operating activities. Net cash provided by operating activities increased by $22.0 million to $196.0 million due to increased observatory operating income and changes in working capital.
Investing activities. Net cash used in investing activities decreased by $49.7 million to $39.4 million primarily due to net proceeds from the disposition of 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023, and 500 Mamaroneck in Harrison, New York in April 2023.
Financing activities. Net cash used in financing activities decreased by $69.3 million to $50.4 million primarily due to lower repurchases of common shares.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$19,928	$10,118	$68,577	$41,592
Add:
General and administrative expenses	16,012	15,725	47,795	45,287
Depreciation and amortization	46,624	46,984	140,312	172,394
Interest expense	25,382	25,516	76,091	75,572
Income tax expense (benefit)	1,409	1,457	923	224
Less:
Gain on disposition of property	—	—	(29,261)	(27,170)
Third-party management and other fees	(268)	(389)	(1,076)	(1,025)
Interest income	(4,462)	(1,564)	(10,396)	(2,144)
Net operating income	$104,625	$97,847	$292,965	$304,730
Other Net Operating Income Data
Straight-line rental revenue	$5,015	$7,341	$17,430	$18,533
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$554	$677	$1,932	$4,136
Amortization of acquired below-market ground leases	$1,957	$1,957	$5,873	$5,873

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net income	$19,928	$10,118	$68,577	$41,592
Noncontrolling interests in other partnerships	(111)	49	(69)	271
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Real estate depreciation and amortization	45,174	45,461	136,085	167,446
Gain on disposition of property	—	—	(29,261)	(27,170)
FFO attributable to common stockholders and the Operating Partnership	63,941	54,578	172,181	178,988
Amortization of below-market ground leases	1,957	1,957	5,873	5,873
Modified FFO attributable to common stockholders and the Operating Partnership	65,898	56,535	178,054	184,861
Core FFO attributable to common stockholders and the Operating Partnership	$65,898	$56,535	$178,054	$184,861

Weighted average shares and Operating Partnership Units
Basic	262,756	266,035	263,379	269,880
Diluted	266,073	267,121	265,269	270,966
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
    As of September 30, 2023, there were approximately 0.9 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 9.5% of the net rentable square footage of the properties in our portfolio. In addition, leases representing 2.9% and 5.3% of net rentable square footage of the properties in our portfolio will expire in 2023 and in 2024, respectively. These leases are expected to represent approximately 2.9% and 5.3%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the three months ended September 30, 2023, the observatory hosted 743,000 visitors, compared to 687,000 visitors for the three months ended September 30, 2022. Our return of attendance to pre-pandemic levels is closely tied to domestic and international travel trends, our new reservations-only model of operation, and our desire to provide a better experience with fewer crowds to visitors from whom we receive higher revenues per person.

Observatory revenue for the three months ended September 30, 2023 was $37.6 million, compared to $33.1 million for the three months ended September 30, 2022. The observatory revenue increase was driven by higher visitation levels in 2023.
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
Outlook
Year to date in 2023, ESRT has seen sustained demand for our properties, marked by solid leasing activity and observatory performance.

We believe the global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, rising interest rates, reduced commercial real estate new loans, questions on the direction of capital markets, risk of recession and geopolitical unrest. In particular, there have been concerns about the softening of the commercial real estate market, and particularly the office real estate market, amidst refinancing challenges of existing low interest rate loans and associated reduced new loan availability and increased costs of loans and related increased expectations of equity returns, coupled with the gradual pace of return-to-office and its impact on the physical utilization of space and asset valuations. Additionally, the risk of a global economic recession could impact the number of visitors to the Empire State Building Observatory, as well as our pricing power.

Despite this global economic backdrop, we believe that ESRT is in a good competitive position with diversified drivers of income across office, retail, multifamily and the Empire State Building Observatory. ESRT’s New York City-focused portfolio is modernized, amenitized, well-located and energy efficient, with indoor environmental quality, competitive rental rates and strong leased percentages. We believe our business is further fortified by the continued performance of our Observatory, which was ranked the #1 attraction in the U.S. by Tripadvisor’s 2023 Travelers’ Choice Best of the Best Awards for a second consecutive year.

In addition to our diversified portfolio, our business is supported by a well-positioned balance sheet, modest leverage and access to liquidity as set forth herein. The absence of near term debt maturities or floating rate debt exposure provides an added degree of security in a rising rate environment. We have been able to execute on capital recycling, acquisitions, and buybacks. As we navigate these uncertain times, we remain prepared for various challenges and situations.

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

    As of September 30, 2023, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $573.6 million and which mature between October 1, 2024 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $25.6 million and are included in prepaid expenses and other assets on the condensed consolidated balance sheets as of September 30, 2023.
As of September 30, 2023, the weighted average interest rate on the $2.2 billion of fixed-rate indebtedness outstanding was 3.9% per annum, with maturities at various dates through March 17, 2035.
As of September 30, 2023, the fair value of our outstanding debt was approximately $2.0 billion, which was approximately $250.8 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
    As of September 30, 2023, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Financial Statements – Note 9. Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS

As of September 30, 2023, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and any additional factors that may be contained in any filing we make with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     None.

Recent Purchases of Equity Securities

Stock and Publicly Traded Operating Partnership Unit Repurchase Program

     Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2022 through December 31, 2023. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of September 30, 2023, we had approximately $396.7 million remaining of the authorized repurchase amount.

There were no repurchases of equity securities in the three-month period ended September 30, 2023 under the repurchase program described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. MINE SAFETY DISCLOSURES

    Not Applicable.

ITEM 5. OTHER INFORMATION

(a) None.
(b) None.
(c) During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

EMPIRE STATE REALTY TRUST, INC.

Date:	November 8, 2023	By:/s/ Christina Chiu
Executive Vice President, Chief
Operating Officer and Chief
Financial Officer
(Principal Financial Officer)

Date:	November 8, 2023	By: /s/ Stephen V. Horn
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)