Form 10-K/A
period 2023-12-31
Empire State Realty Trust, Inc.
filed 2024-10-08
CIK 1541401

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Empire State Realty Trust, Inc.’s Proxy Statement for its 2024 Annual Stockholders’ Meeting (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2024 (File No. 001-36105).

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “amended Annual Report”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), filed by Empire State Realty Trust, Inc. (“our Company,” “we,” “us,” “our,” and “ESRT”) with the SEC on February 28, 2024. Unless otherwise indicated or unless the context requires otherwise, all references herein to this Annual Report on Form 10-K, this Form 10-K, this Annual Report and similar names refer to the Original Form 10-K, as amended by this amended Annual Report.
This amended Annual Report is being filed to amend (i) Part II, Item 9A—Controls and Procedures to address management’s re-evaluation of disclosure controls and procedures and reflect the identification of a material weaknesses in internal control over financial reporting, (ii) Ernst & Young LLP’s (“EY”) opinion on our internal control over financial reporting and (iii) to include EY’s opinion on the consolidated financial statements included in Part II, Item 8—Financial Statements and Supplementary Data of the Original Form 10-K updated to include a reference to EY’s updated report on internal control over financial reporting and for the Critical Audit Matter.
Part IV, Item 15—Exhibits, Financial Statement and Schedules also has been amended to include currently dated certifications from our Chief Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to amended Annual Report as Exhibits 31.1, 31.2, 32.1 and 32.2. We are also filing an updated Consent of Independent Registered Public Accounting Firm, attached as Exhibit 23.1.
This amended Annual Report is limited in scope to the portions of this amended Annual Report set forth above. This amended Annual Report does not modify, amend, or update in any way any other items or disclosures contained in the Original Form 10-K, including the consolidated financial statements set forth in the Original Form 10-K or XBRL data filed in Exhibit 101.
Except as noted herein, this amended Annual Report has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-K, and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.
Material Weakness
In August 2024, EY, our independent registered public accounting firm, informed us that following EY’s internal post audit quality review of its audit of our consolidated financial statements for the fiscal year ended December 31, 2023, EY had identified control deficiencies in the design of certain information technology (“IT”) general controls (“ITGCs”) for our information systems and applications which were relevant to the preparation of the consolidated financial statements as of December 31, 2023. In particular, the Company’s ITGCs included: (i) controls to approve and monitor changes within information systems and related applications, but the monitoring controls were not designed to ensure a complete population of changes were subject to the control procedures across all relevant IT components, and (ii) controls to approve and monitor user access to information systems and related applications, but the monitoring controls were not designed to review the appropriateness of permissions granted to approved users. As a result, business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective. In consideration of this, management, after discussion with EY, concluded there was a material weakness resulting from those ITGCs as the compensating business process controls in place to mitigate this control deficiency were impacted by the ineffective ITGCs. As a result, we reevaluated the effectiveness of our disclosure controls and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective at a reasonable level of assurance for the periods presented in the Original Form 10-K because of the material weakness.
Despite the finding of the material weakness, we have concluded that our consolidated financial statements and related notes thereto included in our Original Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Original Form 10-K. Such financial statements are reincluded in this amended Annual Report for purposes of EY's opinions, but have not been amended or restated in any way since the Original Form 10-K.
Management’s Remediation Efforts
We are in the process of implementing changes associated with the design, implementation and monitoring of ITGCs in the areas of logical access and change management for IT applications that support our financial statement preparation and reporting processes to ensure that internal controls are designed and operating effectively. Our remediation plans will include:
•Enhancing the current change monitoring control to use an appropriate system source to help ensure a complete population of changes are reviewed to detect if any changes were made outside the Company’s established change control process across all relevant IT components.
•Adding controls to manage the appropriate assignment and maintenance of permission configurations within access groups and the users they are assigned to.
•Increasing the frequency of periodic re-evaluation of user access privileges.
•Training of relevant personnel on the design and operation of our ITGCs over financial reporting.
We believe that these actions, collectively, will remediate the material weakness identified. However, we will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

	EMPIRE STATE REALTY TRUST, INC.
	FORM 10-K/A
	TABLE OF CONTENTS
		PAGE
PART II.
8.	Financial Statements and Supplementary Data	2
9A.	Controls and Procedures	2
PART IV
15.	Exhibits, Financial Statements and Schedules	5

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K/A are incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Prior to the filing of the Original Form 10-K, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, to allow for timely decisions regarding required disclosure. At the time that the Company filed the Original Form 10-K, our management concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
As discussed in the Explanatory Note to this amended Annual Report, subsequent to the filing of the Original Form 10-K, we reevaluated the effectiveness of our disclosure controls and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective at a reasonable level of assurance for the periods presented in the Original Form 10-K because of the material weakness described in "Management's report on Internal Control over Financial Reporting" below.
Despite the finding of the material weakness, we have concluded that our consolidated financial statements and related notes thereto included in our Original Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Original Form 10-K. Such financial statements are reincluded in this amended Annual Report for purposes of Ernst and Young LLP's ("EY") opinions, but have not been amended or restated in any way since the Original Form 10-K.
Inherent Limitations of Internal Controls over Financial Reporting
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions.
(a) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. Prior to the filing of the Original Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 as required by Rule 13(a)-15(f) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In Management’s Annual Report on Internal Control Over Financial Reporting included in the Original Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, concluded our internal control over financial reporting was effective as of December 31, 2023. As discussed in the Explanatory Note to this amended Annual Report, subsequent to the filing of the Original Form 10-K, we reevaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, and management has now concluded that a material weakness in the design of ITGCs related to IT systems and applications relevant to preparation of our financial statements existed as of December 31, 2023 for the periods presented in the Original Form 10-K, and thus our disclosure controls were not effective at a reasonable level of assurance for the periods presented in the Original Form 10-K. Accordingly, management has restated its report on internal control over financial reporting.
Despite the finding of the material weakness, management has concluded that our consolidated financial statements and related notes thereto included in the Original Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report. Additional detail on the nature of the material weakness, and management’s conclusions can be found below.
Design of Information Technology General Controls
We identified a material weakness in the design of ITGCs related to IT systems and applications relevant to preparation of our financial statements. In particular, the Company's ITGCs included: (i) controls to approve and monitor changes within information systems and related applications, but the monitoring controls were not designed to ensure a complete population of changes were subject to the control procedures across all relevant IT components and (ii) the controls to approve and monitor user access to information systems and related applications, but the monitoring controls were not designed to review the appropriateness of permissions granted to approved users. As a result, business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective.
In light of these findings, EY has issued an adverse report on the effectiveness of our internal control over financial reporting for the period ended December 31, 2023, as stated in its report, which is included herein.
As a result of the identification of the material weakness, and prior to filing this amended Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements as of December 31, 2023 and 2022 and for the three years ended December 31, 2023 and financial statement schedule listed in the Index at Item 15(a) fairly present in all material respects the financial condition, results of operations and cash flows of the Company in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto and financial statement schedule listed in the Index at Item 15(a) included in this amended Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles.
Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amended Annual Report. In addition, EY has issued an unqualified opinion on our financial statements, which is included in Part IV of this amended Annual Report, and we have developed a remediation plan for the material weakness, which is described below.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
We are in the process of implementing changes associated with the design, implementation and monitoring of ITGCs in the areas of logical access and change management for IT applications that support our financial statement preparation and reporting processes to ensure that internal controls are designed and operating effectively. Our remediation plans will include:

•Enhancing the current change monitoring control to use an appropriate system source to help ensure a complete population of changes are reviewed to detect if any changes were made outside the Company’s established change control process across all relevant IT components.
•Adding controls to manage the appropriate assignment and maintenance of permission configurations within access groups and the users they are assigned to.
•Increasing the frequency of periodic re-evaluation of user access privileges.
•Training of relevant personnel on the design and operation of our ITGCs over financial reporting.
We believe that these actions, collectively, will remediate the material weakness identified. However, we will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.
Changes in Internal Control Over Financial Reporting
Except for the unremediated material weaknesses noted above, there were no changes in the Company’s internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Empire State Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Empire State Realty Trust, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
In our report dated February 28, 2024, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to the design of information technology ("IT") general controls ("ITGCs") for IT systems and applications supporting the Company’s internal control over financial reporting processes and has further concluded that such deficiencies represented a material weakness as of December 31, 2023. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design of ITGCs for IT systems and applications supporting the Company’s internal control over financial reporting processes. Consequently, automated and IT dependent manual business process controls that rely upon information from the IT systems were also deemed ineffective.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated February 28, 2024, except for the effect of the material weakness described above and the Critical Audit Matter described in our Opinion on the Consolidated Financial Statements, as to which the date is October 8, 2024, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 28, 2024, except for the effects of the material weakness described in the third paragraph above, as to which the date is October 8, 2024.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following documents are filed as part of this report:
1.The consolidated financial statements are set forth in ITEM 8 of this Annual Report.
2.The following financial statement schedules should be read in conjunction with the financial statements included in ITEM 8 of this Annual Report.
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

10.20^	Indemnification Agreement among Empire State Realty Trust, Inc. and Stephen V. Horn, dated February 20, 2024.
10.21^	Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Stephen V. Horn, dated February 20, 2024.
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

21.1^	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1^	Compensation Clawback Policy of Empire State Realty Trust, Inc.

101.INS^	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Document
101.DEF^	XBRL Taxonomy Extension Definitions Document
101.LAB^	XBRL Taxonomy Extension Labels Document
101.PRE^	XBRL Taxonomy Extension Presentation Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
Notes:
* Filed herewith.
+ Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
^ Previously filed with our Original Form 10-K, originally filed with the SEC on February 28, 2024, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EMPIRE STATE REALTY TRUST, INC.

	By:	/s/ Stephen V. Horn
Date: October 8, 2024		Stephen V. Horn Executive Vice President, Chief Financial Officer & Chief Accounting Officer (Principal Financial and Accounting Officer)

EMPIRE STATE REALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Empire State Realty Trust, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024, except for the effects of the material weakness described in the third paragraph of that report as to which the date is October 8, 2024, expressed an adverse opinion thereon.
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
New York, New York
February 28, 2024, except for the effects of the material weakness described in the second paragraph above and the Critical Audit Matter described above, as to which the date is October 8, 2024.

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