Form 10-Q
period 2024-06-30
Empire State Realty Trust, Inc.
filed 2024-10-08
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 3, 2024, there were 165,528,348 shares of Class A Common Stock, $0.01 par value per share, outstanding and 980,707 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$341,499	$366,357
Development costs	8,187	8,178
Building and improvements	3,153,616	3,280,657
	3,503,302	3,655,192
Less: accumulated depreciation	(1,206,039)	(1,250,062)
Commercial real estate properties, net	2,297,263	2,405,130
Contract asset	166,955	—
Cash and cash equivalents	535,533	346,620
Restricted cash	41,015	60,336
Tenant and other receivables	34,665	39,836
Deferred rent receivables	242,940	255,628
Prepaid expenses and other assets	105,438	98,167
Deferred costs, net	172,318	172,457
Acquired below-market ground leases, net	317,326	321,241
Right of use assets	28,318	28,439
Goodwill	491,479	491,479
Total assets	$4,433,250	$4,219,333
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$700,348	$877,388
Senior unsecured notes, net	1,196,831	973,872
Unsecured term loan facilities, net	268,580	389,286
Unsecured revolving credit facility	120,000	—
Debt associated with property in receivership	177,667	—
Accrued interest associated with property in receivership	1,589	—
Accounts payable and accrued expenses	90,908	99,756
Acquired below-market leases, net	11,872	13,750
Ground lease liabilities	28,318	28,439
Deferred revenue and other liabilities	61,890	70,298
Tenants’ security deposits	24,031	35,499
Total liabilities	2,682,034	2,488,288
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 400,000 shares authorized, 164,483 and 162,062 shares issued and outstanding in 2024 and 2023, respectively	1,645	1,621
Class B common stock, $0.01 par value, 50,000 shares authorized, 982 and 984 shares issued and outstanding in 2024 and 2023, respectively	10	10
Additional paid-in capital	1,068,516	1,060,969
Accumulated other comprehensive income	13,036	6,026
Retained deficit	(71,928)	(83,108)
Total Empire State Realty Trust, Inc. stockholders' equity	1,011,279	985,518
Non-controlling interests in the Operating Partnership	709,997	700,180
Non-controlling interests in other partnerships	—	15,407
Private perpetual preferred units:
Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2024 and 2023	21,936	21,936
Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2024 and 2023	8,004	8,004
Total equity	1,751,216	1,731,045
Total liabilities and equity	$4,433,250	$4,219,333
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenue	$152,470	$154,603	$306,352	$294,694
Observatory revenue	34,124	33,433	58,720	55,587
Third-party management and other fees	376	381	641	808
Other revenue and fees	2,573	2,125	5,009	4,075
Total revenues	189,543	190,542	370,722	355,164
Operating expenses:
Property operating expenses	41,516	39,519	86,576	81,563
Ground rent expenses	2,332	2,332	4,663	4,663
General and administrative expenses	18,020	16,075	33,992	31,783
Observatory expenses	8,958	8,657	17,389	16,512
Real estate taxes	31,883	31,490	64,124	63,278
Depreciation and amortization	47,473	46,280	93,554	93,688
Total operating expenses	150,182	144,353	300,298	291,487
Total operating income	39,361	46,189	70,424	63,677
Other income (expense):
Interest income	5,092	3,339	9,270	5,934
Interest expense	(25,323)	(25,405)	(50,451)	(50,709)
Interest expense associated with property in receivership	(628)	—	(628)	—
Loss on early extinguishment of debt	—	—	(553)	—
Gain on disposition of property	10,803	13,565	10,803	29,261
Income before income taxes	29,305	37,688	38,865	48,163
Income tax (expense) benefit	(750)	(733)	(95)	486
Net income	28,555	36,955	38,770	48,649
Net (income) loss attributable to non-controlling interests:
Non-controlling interest in the Operating Partnership	(10,433)	(14,049)	(13,933)	(18,217)
Non-controlling interests in other partnerships	—	(1)	(4)	42
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income attributable to common stockholders	$17,071	$21,854	$22,732	$28,373

Total weighted average shares:
Basic	164,277	160,028	163,988	160,669
Diluted	268,716	264,196	268,105	264,736

Earnings per share attributable to common stockholders:
Basic	$0.10	$0.14	$0.14	$0.18
Diluted	$0.10	$0.14	$0.14	$0.18

Dividends per share	$0.035	$0.035	$0.070	$0.070

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$28,555	$36,955	$38,770	$48,649
Other comprehensive income (loss):
Unrealized gain on valuation of interest rate swap agreements	2,853	11,935	11,051	6,533
Amount reclassified into interest expense	(667)	(1,882)	(2,991)	(3,154)
Other comprehensive income	2,186	10,053	8,060	3,379
Comprehensive income	30,741	47,008	46,830	52,028
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(11,484)	(15,101)	(16,038)	(20,276)
Other comprehensive income attributable to non-controlling interests	(820)	(4,098)	(2,972)	(1,263)
Comprehensive income attributable to common stockholders	$18,437	$27,809	$27,820	$30,489

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended June 30, 2024 and 2023
(unaudited) (amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at March 31, 2024	163,816	$1,638	982	$10	$1,066,030	$11,656	$(83,212)	$996,122	$698,672	$29,940	$1,724,734
Conversion of operating partnership units and Class B shares to Class A shares	697	7	—	—	1,945	14	—	1,966	(1,966)	—	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,847	—	5,847
Restricted stock, net of forfeitures	(30)	—	—	—	541	—	—	541	—	—	541
Dividends and distributions	—	—	—	—	—	—	(5,787)	(5,787)	(3,809)	(1,051)	(10,647)
Net income	—	—	—	—	—	—	17,071	17,071	10,433	1,051	28,555
Other comprehensive income	—	—	—	—	—	1,366	—	1,366	820	—	2,186
Balance at June 30, 2024	164,483	$1,645	982	$10	$1,068,516	$13,036	$(71,928)	$1,011,279	$709,997	$29,940	$1,751,216

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at March 31, 2023	160,340	$1,603	989	$10	$1,051,926	$3,336	$(108,624)	$948,251	$698,875	$29,940	$1,677,066
Conversion of operating partnership units and Class B shares to Class A shares	728	7	(1)	—	2,484	(16)	—	2,475	(2,475)	—	—
Repurchases of common shares	(1,218)	(12)	—	—	(7,399)	—	—	(7,411)	—	—	(7,411)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	94	—	94
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	4,921	—	4,921
Restricted stock, net of forfeitures	(7)	—	—	—	448	—	—	448	—	—	448
Dividends and distributions	—	—	—	—	—	—	(5,622)	(5,622)	(3,841)	(1,051)	(10,514)
Net income	—	—	—	—	—	—	21,854	21,854	14,050	1,051	36,955
Other comprehensive income	—	—	—	—	—	5,955	—	5,955	4,098	—	10,053
Balance at June 30, 2023	159,843	$1,598	988	$10	$1,047,459	$9,275	$(92,392)	$965,950	$715,722	$29,940	$1,711,612

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2024 and 2023
(unaudited) (amounts in thousands)

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2023	162,062	$1,621	984	$10	$1,060,969	$6,026	$(83,108)	$985,518	$715,587	$29,940	$1,731,045
Conversion of operating partnership units and Class B shares to Class A shares	2,265	22	(2)	—	9,073	3	—	9,098	(9,098)	—	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests in other partnerships	—	—	—	—	(1,805)	1,919	—	114	(15,411)	—	(15,297)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	9,556	—	9,556
Restricted stock, net of forfeitures	156	2	—	—	279	—	—	281	—	—	281
Dividends and distributions	—	—	—	—	—	—	(11,552)	(11,552)	(7,546)	(2,101)	(21,199)
Net income	—	—	—	—	—	—	22,732	22,732	13,937	2,101	38,770
Other comprehensive income	—	—	—	—	—	5,088	—	5,088	2,972	—	8,060
Balance at June 30, 2024	164,483	$1,645	982	$10	$1,068,516	$13,036	$(71,928)	$1,011,279	$709,997	$29,940	$1,751,216

	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2022	160,139	$1,601	990	$10	$1,055,184	$7,048	$(109,468)	$954,375	$698,776	$29,940	$1,683,091
Conversion of operating partnership units and Class B shares to Class A shares	1,535	15	(2)	—	4,893	111	—	5,019	(5,019)	—	—
Repurchases of common shares	(2,151)	(21)	—	—	(13,084)	—	—	(13,105)	—	—	(13,105)
Contributions from consolidated joint ventures	—	—	—	—	—	—	—	—	112	—	112
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	9,274	—	9,274
Restricted stock, net of forfeitures	320	3	—	—	466	—	—	469	—	—	469
Dividends and distributions	—	—	—	—	—	—	(11,297)	(11,297)	(6,859)	(2,101)	(20,257)
Net income	—	—	—	—	—	—	28,373	28,373	18,175	2,101	48,649
Other comprehensive income	—	—	—	—	—	2,116	—	2,116	1,263	—	3,379
Balance at June 30, 2023	159,843	$1,598	988	$10	$1,047,459	$9,275	$(92,392)	$965,950	$715,722	$29,940	$1,711,612

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$38,770	$48,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,554	93,688
Gain on disposition of property	(10,803)	(29,261)
Amortization of non-cash items within interest expense	4,289	4,521
Amortization of acquired above- and below-market leases, net	(1,027)	(1,378)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(4,961)	(12,415)
Equity based compensation	9,837	9,743
Loss on early extinguishment of debt	553	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(9,639)	15,326
Tenant and other receivables	3,648	(8,708)
Deferred leasing costs	(14,377)	(9,316)
Prepaid expenses and other assets	(7,163)	957
Accounts payable and accrued expenses	4,328	(9,324)
Deferred revenue and other liabilities	(2,875)	(492)
Net cash provided by operating activities	108,050	105,906
Cash Flows From Investing Activities
Acquisition of non-controlling interests in other partnerships	(14,226)	—
Reduction of cash from derecognition of assets	(12,876)	—
Net proceeds from disposition of property	—	88,910
Post-closing costs from a prior period sale of property	(4,034)	—
Development costs	(9)	—
Additions to building and improvements	(96,517)	(76,166)
Net cash (used in) provided by investing activities	(127,662)	12,744

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(2,961)	(4,270)
Proceeds from unsecured senior notes	225,000	—
Proceeds from unsecured term loan	95,000	—
Repayment of unsecured term loan	(215,000)	—
Proceeds from unsecured revolving credit facility	120,000	—
Deferred financing costs	(11,636)	—
Contributions from consolidated joint ventures	—	112
Repurchases of common shares	—	(13,105)
Private perpetual preferred unit distributions	(2,101)	(2,101)
Dividends paid to common stockholders	(11,552)	(11,297)
Distributions paid to non-controlling interests in the operating partnership	(7,546)	(6,859)
Net cash provided by (used in) financing activities	189,204	(37,520)
Net increase (decrease) in cash and cash equivalents and restricted cash	169,592	81,130
Cash and cash equivalents and restricted cash—beginning of period	406,956	314,678
Cash and cash equivalents and restricted cash—end of period	$576,548	$395,808

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$346,620	$264,434
Restricted cash at beginning of period	60,336	50,244
Cash and cash equivalents and restricted cash at beginning of period	$406,956	$314,678

Cash and cash equivalents at end of period	$535,533	$315,357
Restricted cash at end of period	41,015	80,451
Cash and cash equivalents and restricted cash at end of period	$576,548	$395,808

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,392	$46,116
Cash paid for income taxes	$1,260	$405

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$48,510	$38,677
Write-off of fully depreciated assets	5,359	21,182
Derivative instruments at fair values included in prepaid expenses and other assets	16,239	19,329
Contract asset	166,955	—
Debt associated with property in receivership	177,667	—
Accrued interest associated with property in receivership	1,589	—
Conversion of operating partnership units and Class B shares to Class A shares	9,098	5,019

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
Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory that was declared the #1 Attraction in the World - and the #1 Attraction in the U.S. for the third consecutive year – in Tripadvisor’s 2024 Travelers’ Choice Awards: Best of the Best Things to Do. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of June 30, 2024, our portfolio was comprised of approximately 7.9 million rentable square feet of office space, 0.7 million rentable square feet of retail space and 727 residential units. Our office portfolio included 10 properties (including three long-term ground leasehold interests). Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet of office space and 0.5 million rentable square feet of retail space, including the Empire State Building. The remaining office property encompasses approximately 0.3 million rentable square feet and is located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to the Stamford office property that can support the development of either office or residential per local zoning. Our multifamily portfolio included 727 residential units in New York City.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "IPO"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2024, we owned approximately 60.3% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
The following table summarizes properties acquired during the six and twelve months ended June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total*
Williamsburg Retail, Brooklyn	9/14/2023	$4,851	$20,936	$1,573	$(300)	$27,060
*Includes total capitalized transaction costs of $0.7 million.

In March 2024, we executed a buyout of our partner's 10% interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-place debt. As of June 30, 2024, we own 100% of the interests in these assets. As there was no change in control, we accounted for this acquisition as an equity transaction in accordance with Accounting Standards Codification 810-10 and no gain or loss was recognized.
Subsequent to quarter-end, in July 2024, we entered into two purchase agreements, each relating to the acquisition of separate prime retail portfolios located on North 6th Street in the Williamsburg neighborhood of Brooklyn, New York for $103 million and $92 million, respectively. These acquisitions are subject to customary closing conditions and are anticipated to close in the third quarter of 2024.
Property Dispositions
The following table summarizes properties disposed of during the six and twelve months ended June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
First Stamford Place, Stamford, Connecticut	5/22/2024	N/A	$10,803
500 Mamaroneck Avenue, Harrison, New York*	4/5/2023	$53,000	$11,075
69-97 and 103-107 Main Street, Westport, Connecticut	2/1/2023	$40,000	$15,689
*The gain is net of approximately $4.5 million of post-closing costs we accrued related to our commitment to reimburse the buyer for a lease that did not occur. We funded the buyer for these costs and we have no further obligations or contingencies related to this property.

In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. On May 22, 2024, a receiver was appointed and we ended our management of the property. In connection with this, we removed the related assets and liabilities from our condensed consolidated balance sheet as of June 30, 2024 and recognized a gain of $10.8 million that is reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. We also recorded a contract asset of $167.0 million and the related debt associated with property under receivership and accrued interest associated with property under receivership of $177.7 million and $1.6 million, respectively, are included in our condensed consolidated balance sheet as of June 30, 2024. This contract asset represents our right to debt extinguishment once the foreclosure process on the First Stamford Place property is completed.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Leasing costs	$220,917	$224,295
Acquired in-place lease value and deferred leasing costs	145,627	158,267
Acquired above-market leases	21,565	23,918
Total deferred costs, excluding net deferred financing costs	388,109	406,480
Less: accumulated amortization	(225,683)	(236,900)
Total deferred costs, net, excluding net deferred financing costs	$162,426	$169,580
At June 30, 2024 and December 31, 2023, $9.9 million and $2.9 million, respectively, of net deferred financing costs associated with the unsecured revolving credit facility was included in deferred costs, net on the condensed consolidated balance sheets.
Amortization expense related to deferred leasing costs and acquired deferred leasing costs was $5.2 million and $11.0 million for the three and six months ended June 30, 2024, respectively, and $6.1 million and $11.9 million for the three and six months ended June 30, 2023, respectively. Amortization expense related to acquired lease intangibles was $1.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2023, respectively.

Amortizing acquired intangible assets and liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(79,590)	(75,675)
Acquired below-market ground leases, net	$317,326	$321,241

	June 30, 2024	December 31, 2023
Acquired below-market leases	$(51,883)	$(55,155)
Less: accumulated amortization	40,011	41,405
Acquired below-market leases, net	$(11,872)	$(13,750)
Rental revenue related to the amortization of below-market leases, net of above-market leases, was $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024 and December 31, 2023, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the Observatory reportable segment and $264.0 million to the real estate reportable segment.
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
5. Debt
Debt consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	Principal Balance		As of June 30, 2024
	June 30, 2024	December 31, 2023	Stated Rate	Effective Rate(1)	Maturity Date(2)

Fixed rate mortgage debt
Metro Center(3)	$78,774	$80,070	3.59%	3.67%	11/5/2024
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
First Stamford Place(4)	—	175,860	—	—	—
1010 Third Avenue and 77 West 55th Street	34,508	34,958	4.01%	4.21%	1/5/2028
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	6,857	7,209	SOFR plus 2.24%	3.56%	11/1/2030

561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	14,938	15,801	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	713,177	891,998
Senior unsecured notes:(5)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	—	7.20%	7.39%	6/17/2029
Series J	45,000	—	7.32%	7.46%	6/17/2031
Series K	25,000	—	7.41%	7.52%	6/17/2034
Unsecured term loan facility (5)	175,000	175,000	SOFR plus 1.50%	4.61%	12/31/2026
Unsecured term loan facility (5)	95,000	215,000	SOFR plus 1.50%	4.48%	3/8/2029
Unsecured revolving credit facility (5)	120,000	—	SOFR plus 1.30%	4.04%	3/8/2029
Total principal	2,303,177	2,256,998
Deferred financing costs, net	(10,844)	(9,488)
Unamortized debt discount	(6,574)	(6,964)
Total	$2,285,759	$2,240,546
______________
(1)The effective rate is the yield as of June 30, 2024 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)In July 2024, this loan was refinanced and commencing in November 2024 the new principal balance of $71.6 million will be interest only at the same interest rate of 3.59%, with a maturity of November 2029, inclusive of a one-year extension option.
(4)In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. In May 2024, the First Stamford Place property was placed in receivership and accordingly, we reclassified the related debt to be included in debt associated with property under receivership in our condensed consolidated balance sheet as of June 30, 2024, consisting of a $164 million mortgage loan bearing interest at 4.09% and a $11.9 million loan bearing interest at 6.25%. See also Note 3 Acquisitions and Dispositions.
(5)At June 30, 2024, we were in compliance with all debt covenants.
Principal Payments
Aggregate required principal payments at June 30, 2024 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2024	$2,827	$77,675	$80,502
2025	3,664	100,000	103,664
2026	3,957	225,000	228,957
2027	4,276	155,000	159,276
2028	3,556	146,092	149,648
Thereafter	18,523	1,562,607	1,581,130
Total	$36,803	$2,266,374	$2,303,177
Deferred Financing Costs
Deferred financing costs, net, consisted of the following at June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Financing costs	$52,498	$43,473
Less: accumulated amortization	(31,761)	(31,108)
Total deferred financing costs, net	$20,737	$12,365
Amortization expense related to deferred financing costs was $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively.
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
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that was due to mature in March 2025. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10.0 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. As of June 30, 2024, we had $120.0 million borrowings drawn on the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
On March 13, 2024, through our Operating Partnership, we entered into a third amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The third amendment provides for, among other things, certain conforming changes to the BofA Credit Facilities agreement, including increases to the capitalization rate for certain of our properties. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225 million. As of June 30, 2024, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of June 30, 2024, we were in compliance with these covenants.
Senior Unsecured Notes
On April 10, 2024, we entered into a Purchase Agreement pursuant to which we issued and sold an aggregate $225 million principal amount of notes, consisting of (a) $155 million aggregate principal amount of 7.20% Series I Green Guaranteed Senior Notes due June 17, 2029, (b) $45 million aggregate principal amount of 7.32% Series J Green Guaranteed Senior Notes due June 17, 2031 and (c) $25 million aggregate principal amount of 7.41% Series K Green Guaranteed Senior Notes due June 17, 2034. The sale of the Series I-K notes closed on June 17, 2024. The issue price for the notes was 100% of the aggregate principal amount thereof. Pursuant to the terms of the Purchase Agreement, we may prepay all or a portion of the notes upon notice to the holders at a price equal to 100% of the principal amount plus a make-whole premium as set forth in the Purchase Agreement.
The terms of our senior unsecured notes, including the Series I-K notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of June 30, 2024, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Capital expenditures included in accounts payable and accrued expenses	$48,510	$51,815
Accounts payable and accrued expenses	38,050	44,169
Interest rate swap agreements liability	—	85
Accrued interest payable	4,348	3,687
Total accounts payable and accrued expenses	$90,908	$99,756
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2024, we did not have derivatives in a net liability position.
As of June 30, 2024 and December 31, 2023, we had interest rate swaps and caps with an aggregate notional value of $585.8 million and $573.2 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of June 30, 2024, the fair value of our derivative instruments in an asset position amounted to $16.2 million, which is included in prepaid expenses and other assets on the condensed consolidated balance sheet. As of December 31, 2023, the fair value of our derivative instruments amounted to $11.8 million which is included in prepaid expenses and other assets, and ($0.1 million) which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of June 30, 2024 and 2023, our cash flow hedges are deemed highly effective and a net unrealized gain (loss) of $2.2 million and $8.1 million for the three and six months ended June 30, 2024, respectively, and a net unrealized gain of $10.1 million and $3.4 million for the three and six months ended June 30, 2023, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $6.3 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months.

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments as of June 30, 2024 and December 31, 2023 (amounts in thousands):

						June 30, 2024		December 31, 2023
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$785	$—	$64	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	2,480	—	—	(85)
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	751	—	546	—
Interest rate swap	15,085	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	932	—	782	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	December 1, 2021	October 1, 2024	—	—	—	—
Interest rate cap	9,188	1 Month SOFR	5.5000%	December 1, 2021	October 1, 2024	1	—	4	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	7,437	—	5,637	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	1,863	—	2,384	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	1,861	—	2,383	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	40	—	—	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	89	—	—	—
						$16,239	$—	$11,800	$(85)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amount of gain recognized in other comprehensive income (loss)	$2,853	$11,935	$11,051	$6,533
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	667	1,882	2,991	3,154
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended		Six Months Ended
Effects of Cash Flow Hedges	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,323)	$(25,405)	$(50,451)	$(50,709)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	667	1,882	2,991	3,154
Fair Valuation
The estimated fair values at June 30, 2024 and December 31, 2023 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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
The fair values of our mortgage notes payable, senior unsecured notes (Series A, B, C, D, E, F, G, H, I, J, and K), unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.
The following tables summarize the carrying and estimated fair values of our financial instruments as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$16,239	$16,239	$—	$16,239	$—
Mortgage notes payable	700,348	609,545	—	—	609,545
Senior unsecured notes - Series A, B, C, D, E, F, G, H, I, J, and K	1,196,831	1,106,300	—	—	1,106,300
Unsecured term loan facilities	268,580	270,000	—	—	270,000
Unsecured revolving credit facility	120,000	120,000	—	—	120,000

	December 31, 2023
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$11,800	$11,800	$—	$11,800	$—
Interest rate swaps included in accounts payable and accrued expenses	85	85	—	85	—
Mortgage notes payable	877,388	774,280	—	—	774,280
Senior unsecured notes - Series A, B, C, D, E, F, G and H	973,872	882,242	—	—	882,242
Unsecured term loan facilities	389,286	390,000	—	—	390,000
The fair value of debt associated with property in receivership, which has a carrying value of $177.7 million as of June 30, 2024, and categorized as Level 3 of the fair value hierarchy, was $156.7 million as of June 30, 2024.
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2024 and December 31, 2023. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 30 years. Certain leases have renewal options for additional terms. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Operating expense reimbursements are reflected in our June 30, 2024 and 2023 condensed consolidated statements of operations as rental revenue.

Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue for the three and six months ended June 30, 2024 and 2023 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
Rental revenue	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fixed payments	136,235	138,318	272,588	262,882
Variable payments	16,235	16,285	33,764	31,812
Total rental revenue	$152,470	$154,603	$306,352	$294,694
As of June 30, 2024, we were entitled to the following future contractual minimum lease payments (excluding operating expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

Remainder of 2024	$243,042
2025	497,504
2026	460,783
2027	440,768
2028	402,365
Thereafter	1,910,486
$3,954,948
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets of $28.3 million and lease liabilities of $28.3 million in our condensed consolidated balance sheets as of June 30, 2024. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of June 30, 2024 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of June 30, 2024 was 46.0 years.
As of June 30, 2024, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2024	$760
2025	1,518
2026	1,503
2027	1,482
2028	1,482
Thereafter	60,795

Total undiscounted cash flows	67,540
Present value discount	(39,222)
Ground lease liabilities	$28,318
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of June 30, 2024, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Unfunded Capital Expenditures
At June 30, 2024, we estimate that we will incur approximately $111.6 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2024, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2024, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
As of June 30, 2024, with the exception of the Westport assets, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
As of June 30, 2024, there were 164,483,385 shares of Class A common stock, 981,779 shares of Class B common stock and 108,713,642 OP Units outstanding. The REIT holds a 60.3% controlling interest in the OP. The other 39.7% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. We have two classes of common stock as a means to give our OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-IPO OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one Class B share, and such Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of June 30, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three and six months ended June 30, 2024.
Private Perpetual Preferred Units
As of June 30, 2024, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Dividends and Distributions
Total dividends paid to common stockholders were $5.8 million and $11.6 million for the three and six months ended June 30, 2024, respectively, and $5.6 million and $11.3 million for the three and six months ended June 30, 2023, respectively. Total distributions paid to Operating Partnership unitholders (the "OP unitholders") were $3.8 million and $7.5 million for the three and six months ended June 30, 2024, respectively, and $3.8 million and $6.9 million for the three and six months ended June 30, 2023, respectively. Total distributions paid to preferred unitholders were $1.1 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2023, respectively.
Incentive and Share-Based Compensation
On May 9, 2024, the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan (the “2024 Plan”) was approved by our shareholders. The 2024 Plan provides for grants to directors, employees and consultants of our Company and Operating Partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards, and replaced the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2019 Equity Incentive Plan ("2019 Plan", and collectively with the 2024 Plan, the "Plans"). The shares of Class A common stock underlying any awards under the Plans that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of Class A common stock available for issuance under the 2024 Plan. Shares tendered or held back upon exercise of a stock option or settlement of an award under the Plans to cover the exercise price or tax withholding and shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right upon exercise thereof, will not be added back to the shares of Class A common stock available for issuance under the 2024 Plan. In addition, shares of Class A common stock repurchased on the open market will not be added back to the shares of Class A common stock available for issuance under the 2024 Plan.
An aggregate of 11.0 million shares of our common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of June 30, 2024, 10.8 million shares of common stock remain available for future issuance.
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
During the second quarter of 2024, we made grants of 27,473 LTIP units to an employee that are subject to performance-based vesting with a fair market value of $0.3 million and 164,112 LTIP units to our non-employee directors that are subject to time-based vesting with fair market values of $1.5 million.
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
LTIP units and restricted stock issued during the six months ended June 30, 2024 were valued at $27.8 million. The weighted average per unit or share fair value was $7.81 for grants issued for the six months ended June 30, 2024. The fair value per unit or share granted in 2024 was estimated on the respective dates of grant using the following assumptions: an expected life from 2.0 to 5.3 years, a dividend rate of 1.6%, a risk-free interest rate from 4.4% to 5.1%, and an expected price volatility from 37.0% to 48.0%. No other stock options, dividend equivalents, or stock appreciation rights were issued during the six months ended June 30, 2024.
The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2024:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2023	598,289	3,297,550	2,738,812	1,276,363	$6.60
Vested	(195,660)	(1,161,942)	(459,843)	—	7.45
Granted	259,927	1,485,369	1,010,132	808,874	7.81
Forfeited or unearned	(25,076)	—	(228,660)	—	7.21
Unvested balance at June 30, 2024	637,480	3,620,977	3,060,441	2,085,237	$6.88

The time-based LTIPs and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.7 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2023, respectively. Unrecognized compensation expense was $14.9 million at June 30, 2024, which will be recognized over a weighted average period of 2.5 years.
For the remainder of the LTIP unit and restricted stock awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $5.5 million and $8.2 million for the three and six months ended June 30, 2024, respectively, and $4.4 million and $8.1 million for the three and six months ended June 30, 2023, respectively. Unrecognized compensation expense was $27.9 million at June 30, 2024, which will be recognized over a weighted average period of 2.5 years.
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
For the three and six months ended June 30, 2024 and 2023, earnings per share is computed as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator - Basic:
Net income	$28,555	$36,955	$38,770	$48,649
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income attributable to non-controlling interests	(10,433)	(14,050)	(13,937)	(18,175)
Net income attributable to common stockholders – basic	$17,071	$21,854	$22,732	$28,373

Numerator - Diluted:
Net income	$28,555	$36,955	$38,770	$48,649
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net (income) loss attributable to non-controlling interests in other partnerships	—	(1)	(4)	42
Net income attributable to common stockholders – diluted	$27,504	$35,903	$36,665	$46,590

Denominator:
Weighted average shares outstanding – basic	164,277	160,028	163,988	160,669
Operating partnership units	100,399	102,875	100,631	103,025
Effect of dilutive securities:
Stock-based compensation plans	4,040	1,293	3,486	1,042
Weighted average shares outstanding – diluted	268,716	264,196	268,105	264,736

Earnings per share:
Basic	$0.10	$0.14	$0.14	$0.18
Diluted	$0.10	$0.14	$0.14	$0.18

There were zero antidilutive shares and LTIP units for the three and six months ended June 30, 2024 and 2023, respectively.
11. Related Party Transactions
Supervisory Fee Revenue
Since we became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since we became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.05 million and $0.2 million for the three and six months ended June 30, 2023, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
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
The following tables provide components of segment net income for each segment for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended June 30, 2024
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$152,470	$—	$—	$152,470
Intercompany rental revenue	20,980	—	(20,980)	—
Observatory revenue	—	34,124	—	34,124
Third-party management and other fees	376	—	—	376
Other revenue and fees	2,573	—	—	2,573
Total revenues	176,399	34,124	(20,980)	189,543
Operating expenses:
Property operating expenses	41,516	—	—	41,516
Intercompany rent expense	—	20,980	(20,980)	—
Ground rent expenses	2,332	—	—	2,332
General and administrative expenses	18,020	—	—	18,020
Observatory expenses	—	8,958	—	8,958
Real estate taxes	31,883	—	—	31,883
Depreciation and amortization	47,441	32	—	47,473
Total operating expenses	141,192	29,970	(20,980)	150,182
Total operating income	35,207	4,154	—	39,361
Other income (expense):
Interest income	5,011	81	—	5,092
Interest expense	(25,323)	—	—	(25,323)
Interest expense associated with property in receivership	(628)	—	—	(628)
Loss on early extinguishment of debt	—	—	—	—
Gain on disposition of property	10,803	—	—	10,803
Income before income taxes	25,070	4,235	—	29,305
Income tax expense	(208)	(542)	—	(750)
Net income	$24,862	$3,693	$—	$28,555
Segment assets	$4,171,251	$261,999	$—	$4,433,250
Expenditures for segment assets	$17,526	$105	$—	$17,631

	Three Months Ended June 30, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$154,603	$—	$—	$154,603
Intercompany rental revenue	20,942	—	(20,942)	—
Observatory revenue	—	33,433	—	33,433
Third-party management and other fees	381	—	—	381
Other revenue and fees	2,125	—	—	2,125
Total revenues	178,051	33,433	(20,942)	190,542
Operating expenses:
Property operating expenses	39,519	—	—	39,519
Intercompany rent expense	—	20,942	(20,942)	—
Ground rent expenses	2,332	—	—	2,332
General and administrative expenses	16,075	—	—	16,075
Observatory expenses	—	8,657	—	8,657
Real estate taxes	31,490	—	—	31,490
Depreciation and amortization	46,237	43	—	46,280
Total operating expenses	135,653	29,642	(20,942)	144,353
Total operating income	42,398	3,791	—	46,189
Other income (expense):
Interest income	3,289	50	—	3,339
Interest expense	(25,405)	—	—	(25,405)
Gain on disposition of property	13,565	—	—	13,565
Income before income taxes	33,847	3,841	—	37,688
Income tax expense	(197)	(536)	—	(733)
Net income	$33,650	$3,305	$—	$36,955
Segment assets	$3,928,943	$255,825	$—	$4,184,768
Expenditures for segment assets	$32,908	$—	$—	$32,908

	Six Months Ended June 30, 2024
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$306,352	$—	$—	$306,352
Intercompany rental revenue	37,047	—	(37,047)	—
Observatory revenue	—	58,720	—	58,720
Third-party management and other fees	641	—	—	641
Other revenue and fees	5,009	—	—	5,009
Total revenues	349,049	58,720	(37,047)	370,722
Operating expenses:
Property operating expenses	86,576	—	—	86,576
Intercompany rent expense	—	37,047	(37,047)	—
Ground rent expenses	4,663	—	—	4,663
General and administrative expenses	33,992	—	—	33,992
Observatory expenses	—	17,389	—	17,389
Real estate taxes	64,124	—	—	64,124
Depreciation and amortization	93,485	69	—	93,554
Total operating expenses	282,840	54,505	(37,047)	300,298
Total operating income	66,209	4,215	—	70,424
Other income (expense):
Interest income	9,151	119	—	9,270
Interest expense	(50,451)	—	—	(50,451)
Interest expense associated with property in receivership	(628)	—	—	(628)
Loss on early extinguishment of debt	(553)	—	—	(553)
Gain on disposition of property	10,803	—	—	10,803
Income before income taxes	34,531	4,334	—	38,865
Income tax (expense) benefit	(321)	226	—	(95)
Net income	$34,210	$4,560	$—	$38,770
Expenditures for segment assets	$37,632	$144	$—	$37,776

	Six Months Ended June 30, 2023
	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Rental revenue	$294,694	$—	$—	$294,694
Intercompany rental revenue	36,856	—	(36,856)	—
Observatory revenue	—	55,587	—	55,587
Third-party management and other fees	808	—	—	808
Other revenue and fees	4,075	—	—	4,075
Total revenues	336,433	55,587	(36,856)	355,164
Operating expenses:
Property operating expenses	81,563	—	—	81,563
Intercompany rent expense	—	36,856	(36,856)	—
Ground rent expenses	4,663	—	—	4,663
General and administrative expenses	31,783	—	—	31,783
Observatory expenses	—	16,512	—	16,512
Real estate taxes	63,278	—	—	63,278
Depreciation and amortization	93,601	87	—	93,688
Total operating expenses	274,888	53,455	(36,856)	291,487
Total operating income	61,545	2,132	—	63,677
Other income (expense):
Interest income	5,847	87	—	5,934
Interest expense	(50,709)	—	—	(50,709)
Gain on disposition of property	29,261	—	—	29,261
Income before income taxes	45,944	2,219	—	48,163
Income tax (expense) benefit	(395)	881	—	486
Net income	$45,549	$3,100	$—	$48,649
Expenditures for segment assets	$35,576	$58	$—	$35,634
13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our Company and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of the Company’s performance for its three and six month periods ended June 30, 2024 with the corresponding three and six month periods ended June 30, 2023 and reviews the Company’s financial position as of June 30, 2024. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Many important factors could cause actual results, performance, achievements, and future events to differ materially from those set forth, implied, anticipated, expected, projected, assumed or contemplated in the forward-looking statements, including, among other things: (i) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events, terrorism and other armed hostilities, as well as cybersecurity threats and technology disruptions; (ii) a failure of conditions or performance regarding any event or transaction described herein; (iii) resolution of legal proceedings involving the Company; (iv) reduced demand for office, multifamily or retail space, including as a result of the changes in the use of office space and remote work; (v) changes in our business strategy; (vi) a decline in Observatory visitors due to changes in domestic or international tourism, including due to health crises, geopolitical events, currency exchange rates, and/or competition from other observatories; (vii) defaults on, early terminations of, or non-renewal of, leases by tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors; (ix) declining real estate valuations and impairment charges; (x) termination of our ground leases; (xi) limitations on our ability to pay down, refinance, restructure or extend our indebtedness or borrow additional funds; (xii) decreased rental rates or increased vacancy rates; (xiii) difficulties in executing capital projects or development projects successfully or on the anticipated timeline or budget; (xiv) difficulties in identifying and completing acquisitions; (xv) impact of changes in governmental regulations, tax laws and rates and similar matters; (xvi) our failure to qualify as a REIT; (xvii) incurrence of taxable capital gain on disposition of an asset due to failure of compliance with a 1031 exchange program; (xviii) our disclosure controls and internal control over financial reporting, including any material weakness; and (xix) failure to achieve sustainability metrics and goals, including as a result of tenant collaboration, and impact of governmental regulation on our sustainability efforts. For a further discussion of these and other factors that could impact the Company's future results, performance, or transactions, see the section entitled “Risk Factors” in the Company’s Annual Report, and other risks described in documents subsequently filed by the Company from time to time with the SEC.
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
Overview
Highlights for the three months ended June 30, 2024
•Net income attributable to common stockholders of $17.1 million.

•Core Funds From Operations ("Core FFO") of $65.7 million attributable to common stockholders and the operating partnership.
•Signed a total of 272,000 rentable square feet of new, renewal, and expansion leases.
•Announces agreements to acquire North 6th Street Williamsburg, Brooklyn retail.
Results of Operations
The discussion below relates to our results of operations for the three and six months ended June 30, 2024 and 2023, respectively.
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
The following table summarizes our historical results of operations for the three months ended June 30, 2024 and 2023, respectively (amounts in thousands):

	Three Months Ended June 30,
	2024			2023			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$152,470	$—	$152,470	$154,603	$—	$154,603	$(2,133)	(1.4)%
Observatory revenue	—	34,124	34,124	—	33,433	33,433	691	2.1%
Third-party management and other fees	376	—	376	381	—	381	(5)	(1.3)%
Other revenues and fees	2,573	—	2,573	2,125	—	2,125	448	21.1%
Total revenues	155,419	34,124	189,543	157,109	33,433	190,542	(999)	(0.5)%
Operating expenses:
Property operating expenses	41,516	—	41,516	39,519	—	39,519	(1,997)	(5.1)%
Ground rent expenses	2,332	—	2,332	2,332	—	2,332	—	—%
General and administrative expenses	18,020	—	18,020	16,075	—	16,075	(1,945)	(12.1)%
Observatory expenses	—	8,958	8,958	—	8,657	8,657	(301)	(3.5)%
Real estate taxes	31,883	—	31,883	31,490	—	31,490	(393)	(1.2)%
Depreciation and amortization	47,441	32	47,473	46,237	43	46,280	(1,193)	(2.6)%
Total operating expenses	141,192	8,990	150,182	135,653	8,700	144,353	(5,829)	(4.0)%
Operating income	14,227	25,134	39,361	21,456	24,733	46,189	(6,828)	(14.8)%
Intercompany rent revenue (expense)	20,980	(20,980)	—	20,942	(20,942)	—	—	—%
Other income (expense):
Interest income	5,011	81	5,092	3,289	50	3,339	1,753	52.5%
Interest expense	(25,323)	—	(25,323)	(25,405)	—	(25,405)	82	0.3%
Interest expense associated with property in receivership	(628)	—	(628)	—	—	—	(628)	N/A
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—%
Gain on disposition of property	10,803	—	10,803	13,565	—	13,565	(2,762)	(20.4)%
Income before income taxes	25,070	4,235	29,305	33,847	3,841	37,688	(8,383)	(22.2)%
Income tax expense	(208)	(542)	(750)	(197)	(536)	(733)	(17)	(2.3)%
Net income	24,862	3,693	28,555	33,650	3,305	36,955	(8,400)	(22.7)%
Net income attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(10,433)	—	(10,433)	(14,049)	—	(14,049)	3,616	25.7%
Non-controlling interests in other partnerships	—	—	—	(1)	—	(1)	1	100.0%
Private perpetual preferred unit distributions	(1,051)	—	(1,051)	(1,051)	—	(1,051)	—	—%
Net income attributable to common stockholders	$13,378	$3,693	$17,071	$18,549	$3,305	$21,854	$(4,783)	(21.9)%

Real Estate Segment
Rental Revenue

The decrease in rental revenue was primarily attributable to our disposition of First Stamford Place in May 2024 which offset the increased revenues from our acquisition of Williamsburg Retail in September 2023.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher utilities costs and higher payroll costs during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
General and Administrative Expenses
The increase in general and administrative expenses primarily reflects higher payroll costs during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase in payroll costs is partially attributable to an acceleration of share based compensation expense as certain executives approach their retirement eligibility date.
Interest Income
The increase in interest income in the three months ended June 30, 2024 reflects higher interest rates and cash balances compared to the three months ended June 30, 2023.
Gain on Sale/Disposition of Property
The gain on disposition activity for the three months ended June 30, 2024 relates to the disposition of First Stamford Place in Stamford, Connecticut in May 2024. The gain on disposition activity for the three months ended June 30, 2023 relates to the disposition of 500 Mamaroneck Avenue in Harrison, New York in April 2023.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following table summarizes our historical results of operations for the six months ended June 30, 2024 and 2023, respectively (amounts in thousands):

	Six Months Ended June 30,
	2024			2023			Change	%
	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$306,352	$—	$306,352	$294,694	$—	$294,694	$11,658	4.0%
Observatory revenue	—	58,720	58,720	—	55,587	55,587	3,133	5.6%
Third-party management and other fees	641	—	641	808	—	808	(167)	(20.7)%
Other revenues and fees	5,009	—	5,009	4,075	—	4,075	934	22.9%
Total revenues	312,002	58,720	370,722	299,577	55,587	355,164	15,558	4.4%
Operating expenses:
Property operating expenses	86,576	—	86,576	81,563	—	81,563	(5,013)	(6.1)%
Ground rent expenses	4,663	—	4,663	4,663	—	4,663	—	—%
General and administrative expenses	33,992	—	33,992	31,783	—	31,783	(2,209)	(7.0)%
Observatory expenses	—	17,389	17,389	—	16,512	16,512	(877)	(5.3)%
Real estate taxes	64,124	—	64,124	63,278	—	63,278	(846)	(1.3)%
Depreciation and amortization	93,485	69	93,554	93,601	87	93,688	134	0.1%
Total operating expenses	282,840	17,458	300,298	274,888	16,599	291,487	(8,811)	(3.0)%
Operating income	29,162	41,262	70,424	24,689	38,988	63,677	6,747	10.6%
Intercompany rent revenue (expense)	37,047	(37,047)	—	36,856	(36,856)	—	—	—%
Other income (expense):
Interest income	9,151	119	9,270	5,847	87	5,934	3,336	56.2%
Interest expense	(50,451)	—	(50,451)	(50,709)	—	(50,709)	258	0.5%
Interest expense associated with property in receivership	(628)	—	(628)	—	—	—	(628)	N/A
Loss on early extinguishment of debt	(553)	—	(553)	—	—	—	(553)	N/A
Gain on disposition of property	10,803	—	10,803	29,261	—	29,261	(18,458)	(63.1)%
Income before income taxes	34,531	4,334	38,865	45,944	2,219	48,163	(9,298)	(19.3)%
Income tax (expense) benefit	(321)	226	(95)	(395)	881	486	(581)	(119.5)%
Net income	34,210	4,560	38,770	45,549	3,100	48,649	(9,879)	(20.3)%

Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(13,933)	—	(13,933)	(18,217)	—	(18,217)	4,284	23.5%
Non-controlling interests in other partnerships	(4)	—	(4)	42	—	42	(46)	(109.5)%
Private perpetual preferred unit distributions	(2,101)	—	(2,101)	(2,101)	—	(2,101)	—	—%
Net income attributable to common stockholders	$18,172	$4,560	$22,732	$25,273	$3,100	$28,373	$(5,641)	(19.9)%
Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher occupancy and higher operating and real estate tax expense escalations during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher utilities costs, higher payroll costs and higher repair and maintenance costs during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
General and Administrative Expenses
The increase in general and administrative expenses primarily reflects higher payroll costs during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase in payroll costs is partially attributable to an acceleration of share based compensation expense as certain executives approach their retirement eligibility date.
Interest Income
The increase in interest income in the six months ended June 30, 2024 reflects higher interest rates and cash balances compared to the six months ended June 30, 2023.
Gain on Sale/Disposition of Property
The gain on disposition activity for the six months ended June 30, 2024 relates to the disposition of First Stamford Place in Stamford, Connecticut in May 2024. The gain on disposition activity for the six months ended June 30, 2023 relates to the disposition of 500 Mamaroneck Avenue in Harrison, New York in April 2023 and 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased visitation and revenue per visitor during the six months ended June 30, 2024 as compared to the six months ended June 30, 2024.
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
At June 30, 2024, we had $535.5 million available in cash and cash equivalents, and $500.0 million available under our unsecured revolving credit facility.
As of June 30, 2024, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.27% and a weighted average maturity of 5.4 years.
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
In July 2024, we entered into two purchase agreements, each relating to the acquisition of separate prime retail portfolios located on North 6th Street in the Williamsburg neighborhood of Brooklyn, New York, for $103 million and $92 million, respectively. These acquisitions are subject to customary closing conditions and are anticipated to close in the third quarter of 2024.
Unsecured Revolving Credit and Term Loan Facilities
In March 2024, we closed on the BofA Credit Facilities, a $715 million, five-year unsecured credit agreement which consists of the $620.0 million Revolving Credit Facility and the $95.0 million BofA Term Loan Facility. The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that matures in March 2025. Initial interest rates on the new facility, which may change based on our leverage levels, are adjusted SOFR plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. See "Financial Statements - Note 5 Debt" for a summary of our unsecured revolving credit and term loan facilities.
Financial Covenants
As of June 30, 2024, we were in compliance with the following financial covenants:

Financial Covenant	Required	June 30, 2024	In Compliance
Maximum total leverage	< 60%	32.7%	Yes
Maximum secured leverage	< 40%	11.1%	Yes
Minimum fixed charge coverage	> 1.50x	3.2x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.6x	Yes
Maximum unsecured leverage	< 60%	26.2%	Yes
Mortgage Debt

As of June 30, 2024, mortgage notes payable, net, amounted to $700.3 million. After the refinancing discussed below, the next mortgage debt maturity is April 2026.
In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. In May 2024, the First Stamford Place property was placed in receivership and accordingly, we reclassified the related debt and applicable accrued interest to debt associated with property under receivership and accrued interest associated with property in receivership, respectively, in our condensed consolidated balance sheet as of June 30, 2024. In connection with this we recorded a contract asset which represents our right to debt extinguishment once the foreclosure process on the First Stamford Place property is completed.
Subsequent to quarter-end, in July 2024, we executed an agreement for the refinance of the mortgage for the Metro Center property that was due to mature in November 2024. Beginning November 2024, the new loan balance of $71.6 million will be interest-only at the same interest rate of 3.59%, with a maturity of November 2029, inclusive of a one-year extension option.
See "Financial Statements - Note 5 Debt" for more information on mortgage debt.
Senior Unsecured Notes
On April 10, 2024, we entered into a Purchase Agreement pursuant to which we issued and sold an aggregate $225 million principal amount of notes, consisting of (a) $155 million aggregate principal amount of 7.20% Series I Green Guaranteed Senior Notes due June 17, 2029, (b) $45 million aggregate principal amount of 7.32% Series J Green Guaranteed Senior Notes due June 17, 2031 and (c) $25 million aggregate principal amount of 7.41% Series K Green Guaranteed Senior Notes due June 17, 2034. The sale of the Series I-K notes closed on June 17, 2024. The issue price for the notes was 100% of the aggregate principal amount thereof. Pursuant to the terms of the Purchase Agreement, we may prepay all or a portion of the notes upon notice to the holders at a price equal to 100% of the principal amount plus a make-whole premium as set forth in the Purchase Agreement.
The terms of our senior unsecured notes, including the Series I-K notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of June 30, 2024, we were in compliance with these covenants.
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
Office Properties(1)(2)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals(3)	2024	2023
Number of leases signed(4)	56	47
Total square feet	630,253	530,224
Leasing commission costs per square foot(5)	$19.12	$18.50
Tenant improvement costs per square foot(5)	66.14	72.10
Total leasing commissions and tenant improvement costs per square foot(5)	$85.26	$90.60
Retail Properties(2)(6)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals(3)	2024	2023
Number of leases signed(4)	4	4
Total square feet	11,448	11,076
Leasing commission costs per square foot(5)	$74.33	$25.95
Tenant improvement costs per square foot(5)	18.16	26.07
Total leasing commissions and tenant improvement costs per square foot(5)	$92.49	$52.02
_______________
(1)Excludes an aggregate of 486,943 and 497,786 rentable square feet of retail space in our Manhattan office in 2024 and 2023, respectively. Includes the Empire State Building broadcasting licenses and Observatory operations.
(2)The tables above exclude our multifamily properties.
(3)Beginning in 2024, the number of leases signed include "Early Renewals" which are leases signed over two years prior to the lease expiration. Amounts for number of leases signed, total square feet, leasing commission costs per square foot and tenant improvement costs per square foot have been adjusted to include the impact of early renewals for the six months ended June 30, 2023.
(4)Presents a renewed and expansion lease as one lease signed.
(5)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(6)Includes an aggregate of 486,943 and 497,786 rentable square feet of retail space in our Manhattan office in 2024 and 2023, respectively. Excludes the Empire State Building broadcasting licenses and Observatory operations.

	Six Months Ended June 30,
Total Commercial Portfolio	2024	2023
Capital expenditures (1)	$37,775	$25,987
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of June 30, 2024, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $111.6 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and borrowings.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements.
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
Distribution to Equity Holders

Distributions and dividends amounting to $21.2 million and $20.3 million have been made to equity holders for the six months ended June 30, 2024 and 2023, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of June 30, 2024, we had $500 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three and six months ended June 30, 2024. See "Financial Statements - Note 10. Equity".
Cash Flows
Comparison of Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Net cash. Cash and cash equivalents and restricted cash were $576.5 million and $395.8 million, respectively, as of June 30, 2024 and 2023. The increase was primarily the result of the following changes in cash flows:

Operating activities. Net cash provided by operating activities increased by $2.1 million to $108.1 million primarily due to an increase in revenue including decreases in rent concessions. These increases are partially offset by decreases in working capital, particularly a reduction in security deposits as more tenants replaced cash deposits with letters of credit in the current period, as well as the derecognition of First Stamford Place in May 2024.
Investing activities. Net cash used in investing activities increased by $140.4 million to $127.7 million primarily due to there being no proceeds from the disposition of property in the current period and the acquisition of non-controlling interests in other partnerships in March 2024, as well as a $12.9 million reduction of cash associated with the derecognition of First Stamford Place in May 2024 (see "Financial Statements - Note 3. Acquisitions and Dispositions").
Financing activities. Net cash provided by financing activities increased by $226.7 million to $189.2 million primarily due to proceeds from a private placement of senior unsecured notes in the current period.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net income	$28,555	$36,955	$38,770	$48,649
Add:
General and administrative expenses	18,020	16,075	33,992	31,783
Depreciation and amortization	47,473	46,280	93,554	93,688
Interest expense	25,323	25,405	50,451	50,709
Interest expense associated with property in receivership	628	—	628	—
Loss on early extinguishment of debt	—	—	553	—
Income tax expense (benefit)	750	733	95	(486)
Less:
Gain on sale/disposition of property	(10,803)	(13,565)	(10,803)	(29,261)
Third-party management and other fees	(376)	(381)	(641)	(808)
Interest income	(5,092)	(3,339)	(9,270)	(5,934)
Net operating income	$104,478	$108,163	$197,329	$188,340

Other Net Operating Income Data
Straight-line rental revenue	$1,900	$11,859	$4,961	$12,415
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$513	$675	$1,027	$1,378
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916
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
Core Funds From Operations
Core FFO adds back to Modified FFO the following items: Interest expense associated with property in receivership and loss on early extinguishment of debt. The Company believes Core FFO is an important supplemental measure of its operating performance because it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net income	$28,555	$36,955	$38,770	$48,649
Non-controlling interests in other partnerships	—	(1)	(4)	42
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Real estate depreciation and amortization	46,398	44,887	91,255	90,911
Gain on disposition of property	(10,803)	(13,565)	(10,803)	(29,261)
FFO attributable to common stockholders and the Operating Partnership	63,099	67,225	117,117	108,240
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified FFO attributable to common stockholders and the Operating Partnership	65,057	69,183	121,033	112,156
Interest expense associated with property in receivership	628	—	628	—
Loss on early extinguishment of debt	—	—	553	—
Core FFO attributable to common stockholders and the Operating Partnership	$65,685	$69,183	$122,214	$112,156

Weighted average shares and Operating Partnership Units
Basic	264,676	262,903	264,619	263,694
Diluted	268,716	264,196	268,105	264,736
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
As of June 30, 2024, there were approximately 0.6 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 7.4% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 3.9% and 6.5% of net rentable square footage of the properties in our commercial portfolio will expire in 2024 and in 2025, respectively. These leases are expected to represent approximately 3.5% and 7.5%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the six months ended June 30, 2024, the Observatory hosted 1,133,000 visitors, compared to 1,108,000 visitors for the six months ended June 30, 2023, an increase of 2%. Observatory revenue for the six months ended June 30, 2024 was $58.7 million, a 6% increase from $55.6 million for the six months ended June 30, 2023. The Observatory revenue increase was driven by higher visitation levels and ticket prices in 2024.
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
Outlook
Year to date in 2024, ESRT has benefited from solid leasing activity and Observatory performance.
We believe the global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, higher interest rates, reduced availability of commercial real estate loans, questions on the direction of capital markets, risk of recession and geopolitical unrest. In particular, there have been concerns about the softening of the office real estate market in particular, amidst refinancing challenges of existing low interest rate loans and associated reduced new loan availability and increased costs of loans and related increased expectations of equity returns, coupled with the gradual pace of return-to-office and its impact on the physical utilization of space and asset valuations. Additionally, the risk of a global economic recession could impact the number of visitors to the Empire State Building Observatory, as well as our pricing power.
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
In addition to our diversified portfolio, our business is supported by a well-positioned balance sheet, modest leverage and good access to liquidity as set forth herein. The absence of near term debt maturities provides an added degree of security in a rising rate environment. This provides us optionality to execute on capital recycling, acquisitions, and buybacks. As we navigate these uncertain times, we remain prepared for various challenges and situations.
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
As of June 30, 2024, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $585.8 million and which mature between October 1, 2024 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $16.2 million and are included in prepaid expenses and other assets on the condensed consolidated balance sheet as of June 30, 2024.
As of June 30, 2024, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 4.27% per annum, with maturities at various dates through March 17, 2035.
As of June 30, 2024, the fair value of our outstanding debt was approximately $2.1 billion, which was approximately $179.9 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Subsequent to the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded, as of that time, that our disclosure controls were not effective at a reasonable level of assurance as of June 30, 2024 because of a material weakness identified in the design of certain ITGCs.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Form 10-K/A for the year ended December 31, 2023 and our Form 10-Q/A for the fiscal quarter ended March 31, 2024, each filed on the date hereof, subsequent to the end of the period covered by this report, we identified a material weakness in the design of information technology ("IT") general controls ("ITGCs") related to IT systems and applications relevant to preparation of our financial statements. In particular, the Company's ITGCs included: (i) controls to approve and monitor changes within information systems and related applications, but the monitoring controls were not designed to ensure a complete population of changes were subject to the control procedures across all relevant IT components and (ii) the controls to approve and monitor user access to information systems and related applications, but the monitoring controls were not designed to review the appropriateness of permissions granted to approved users. As a result, business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective.

Despite the finding of the material weakness, management has concluded that our condensed consolidated financial statements and related notes thereto included herein fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented.
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
Changes in Internal Control Over Financial Reporting
Except for the unremediated material weaknesses noted above, there were no changes to our internal control over financial reporting that were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements – Note 9 Commitments and Contingencies” for a description of legal proceedings.
ITEM 1A. RISK FACTORS
As of June 30, 2024, there have been no material changes to the risk factors, except as set forth below. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and any additional factors that may be contained in any filing we make with the SEC.
We have identified a material weakness in our internal control over financial reporting related to information technology general controls. Failure to maintain effective internal control over financial reporting could result in loss of investor confidence and adversely impact our stock price.
We are required under Section 404 of the Sarbanes-Oxley Act to maintain internal control over financial reporting that meets applicable standards. We identified a material weakness in our internal control over financial reporting for the periods ended December 31, 2023 and 2022 related to the design of certain of our ITGCs for information systems and applications used in the preparation of our financial statements. See Part I, ITEM 4, “Controls and Procedures — Material Weakness in Internal Control Over Financial Reporting” for more information. We may not be successful in implementing our remediation efforts or in developing other internal controls. Any failure by us to maintain effective internal control over financial reporting could adversely affect our ability to record, process or report financial information accurately and to prepare financial statements in a timely manner, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of June 30, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on March 28, 2024.

10.2	Form of Restricted Stock Agreement (Time-Based), incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.
10.3	Form of LTIP Agreement (Director, Time-Based), incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.
10.4
Form of LTIP Agreement (Executive Officer or Director, Immediate Vest), incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.5
Form of LTIP Agreement (Executive Officer, Performance-Based) , incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.6
Form of LTIP Agreement (Executive Officer, Time-Based), incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.7
Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated September 20, 2024, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on September 23,2024.

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