Form 10-K
period 2024-12-31
Empire State Realty Trust, Inc.
filed 2025-02-28
CIK 1541401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $1,542,854,000 based on the June 30, 2024 closing price of the registrant's Class A common stock of $9.38 per share on the New York Stock Exchange.
As of February 26, 2025, there were 166,736,226 shares of the registrants' Class A common stock outstanding and 976,082 shares of the registrants' Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Empire State Realty Trust, Inc.'s Proxy Statement for its 2024 Annual Stockholders' Meeting (which is scheduled to be held on May 15, 2025 in-person) to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

DEFINITIONS

•"annualized rent" represents annualized base rent and current reimbursement for operating expenses and real estate taxes;

•"formation transactions" means a series of transactions pursuant to which we acquired, substantially concurrently with the completion of the initial public offering, through a series of contributions and merger transactions, our commercial portfolio of real estate assets which were held by existing entities, the ownership interests in the certain management entities of our predecessor and one development parcel;

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

•"enterprise value" means all outstanding shares of our Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2024, plus private perpetual preferred units plus consolidated debt at December 31, 2024;

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

PART I
ITEM 1. BUSINESS
Overview
Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory that was declared the #1 Attraction in the World - and the #1 Attraction in the U.S. for the third consecutive year – in Tripadvisor’s 2024 Travelers’ Choice Awards: Best of the Best Things to Do. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of December 31, 2024, our portfolio was comprised of approximately 7.8 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 732 residential units. Our office portfolio included 10 properties (including three long-term ground leasehold interests). Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet of office space and 0.5 million rentable square feet of retail space, including the Empire State Building. The remaining office property is located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to the Stamford office property that can support the development of either office or residential per local zoning. Our multifamily portfolio included 732 residential units in New York City.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "Offering"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2024, we owned approximately 61.1% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our shareholders and to increase the value of our properties through the pursuit of the following strategies:
Lease Space
We believe we benefit from the tenant flight to quality trend. Tenants seek a compelling value proposition from landlords with a strong balance sheet and low leverage that invest in the improvement of their buildings, and we offer a high-quality experience in high-quality assets at our attractive price point. Our buildings are fully modernized, well-located near mass transit, well-amenitized, and feature industry leadership in energy efficiency and indoor environmental quality, which helps us to draw consistent leasing volumes through cycles. The quality of our commercial portfolio contributed to a strong leasing year in 2024; we leased 1,324,824 square feet of space, including "Early Renewals" which are leases signed over two years prior to the lease expiration, and made meaningful absorption progress with a 130 basis point increase to 89.0% in Manhattan office occupancy, excluding storage and broadcasting and a 160 basis point increase to 94.2% in Manhattan leased rate throughout the year. Additionally, we believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates.
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

We do extensive diligence on our tenants' financial prospects, businesses and business models to determine if we think there is potential to establish long-term relationships in which they will both renew with us and expand over time. Since the initial public offering, we have completed 299 expansions with existing tenants which total 3.0 million square feet within our portfolio. Our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction enable us to negotiate attractive leasing deals, which attracts and retains high credit-quality tenants. We proactively manage our rent roll, foster strong tenant relationships, maintain continuous communication with our tenants, and are responsive to tenant needs. We believe the success of our long-term tenant relationships improves our operating results over time by reducing tenant turnover and associated costs.
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
Our efforts have resulted in strong performance from our Observatory and we experienced continued improvement in Observatory revenue and operating income throughout 2024. We had approximately 2.6 million visitors in 2024 and 2023 as compared to 2.2 million in 2022 and 0.8 million in 2021. Additionally, the Empire State Building Observatory was declared the #1 Attraction in the World - and the #1 Attraction in the U.S. for the third consecutive year – in Tripadvisor’s 2024 Travelers’ Choice Awards: Best of the Best Things to Do.
Enhance Shareholder Value
We enhance shareholder value primarily through the execution of our priorities to lease space, sell tickets to the Observatory, manage our balance sheet, and achieve our sustainability goals.
We are diversified and we believe we benefit from New York City’s rebound from our office, Observatory, retail, and multifamily exposure in the city. We believe our well-positioned balance sheet, access to capital, and expertise in redevelopment gives us significant flexibility to structure and pursue attractive investment opportunities. Since December 2021, we have completed acquisitions of three multifamily properties in Manhattan and a collection of prime retail assets on North 6th Street in the Williamsburg neighborhood of Brooklyn, NY. We have also completed the disposition of non-core assets in our greater New York metropolitan area portfolio, including office assets in Stamford, CT, Norwalk, CT, White Plains, NY, and Harrison, NY, and retail assets in Westport, CT. See ITEM 2. Properties for more information.
For the foreseeable future, we intend to focus our acquisition strategy primarily on NYC office, retail and multifamily properties where we can achieve attractive returns on invested capital.
In the current financial environment, we believe our well-positioned balance sheet differentiates us in our efforts to attract brokers and new tenants, who look to partner with financially stable landlords which will invest in their customers and maintain high-quality standards at their assets. Our well-positioned balance sheet has also allowed us to be nimble and recycle and deploy capital.
Achieve Sustainability Goals
We are recognized as a leader in the real estate industry in sustainability, and we focus on net zero emissions, energy efficiency, water use reduction, waste reduction, indoor environmental quality, and healthy buildings. We have pioneered certain practices to achieve emissions reduction and energy efficiency, including those described in our Empire Building Playbook, a free guide that we published in partnership with the New York State Energy Research Development Authority and the Clinton Global Initiative, for existing large commercial and multifamily buildings to follow our lead and develop a technical and economic pathway to achieve net zero carbon reduction with a proven payback. The reduced energy consumption and emissions lower costs for us and our tenants, and we believe creates a competitive advantage for our properties.
Business Segments
Our reportable segments consist of a real estate segment and an Observatory segment. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our office, retail and multifamily assets principally located in New York City. Our Observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These segments are managed separately because each business requires different support infrastructure, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties at current market prices. This intersegment rent is eliminated upon consolidation.
For more information about our segments, refer to “Financial Statements — Note 13 Segment Reporting” in this Annual Report on Form 10-K.
Rental Revenue
We derive revenues primarily from rents, rent escalations, tenant expense reimbursements and other income received from tenants under existing leases at each of our properties. Tenant expense reimbursements consist of payments made by tenants to us under contractual lease obligations to reimburse a portion of the property operating expenses and real estate taxes incurred at each property.
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
Environmental Matters
Our properties are subject to various laws, ordinances and regulations, and we may be liable for the costs of remediating environmental contamination. See "Risk Factors — We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease and/or sell real estate" for more information.
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
In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. We do not believe we have any instances of material non-compliance with environmental or health and safety laws or regulations at our properties, and we believe that we and/or our tenants have all material permits and approvals necessary under current laws and regulations to operate our properties. See "Risk Factors — We may incur significant costs to comply with environmental laws, for example New York City’s Local Law 97" for more information.
As the owner or operator of real property, we may also incur liability based on various building conditions. See "Risk Factors — We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease and/or sell real estate" for more information.
Further, our properties may contain or develop harmful mold or suffer from other indoor air or water quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. We do not believe we have any material liabilities related to building conditions, including any instances of material non-compliance with asbestos requirements or any material liabilities related to asbestos. See "Risk Factors — We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease and/or sell real estate" for more information.
Affordable Housing
Certain units in our multifamily properties are designated for lower income households and are therefore subject to supervision and regulation by state and federal governmental authorities which regulate affordable housing rental activities. See "Risk Factors — Government housing regulations may limit opportunities at the multifamily properties in which we invest, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits" for more information.
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
Seasonality
Our Observatory business is subject to tourism trends and weather, and therefore does experience some seasonality. For the year ended December 31, 2024, approximately 18% of our annual Observatory revenue was realized in the first quarter, 25% was realized in the second quarter, 29% was realized in the third quarter, and 28% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of lease activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.

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
Human Capital Management
As of December 31, 2024, we employed 667 people, of whom approximately 429 are covered by collective bargaining agreements. We generally have and expect to continue to maintain good relations with our employees and workforce, including those employees covered by collective bargaining agreements. We believe that our success is realized through the attraction, retention, development, engagement and empowerment of our highly-valued employees with a wide range of experiences and perspectives, and we endeavor to set our policies and practices accordingly.
We offer what we believe to be generally competitive compensation and benefits. To reward and reinforce participation in the Company’s outcomes, we also make equity grants to employees. We regularly review our compensation and benefits against our peers and the industry to remain competitive.
We strive to attract, hire and retain candidates who meet our high standards. Our retention strategy is based on the effective training and development of, and focus on the total wellness of, our employees. We believe continuous learning supports productivity, innovation and retention, as well as personal and professional growth for our employees. We invest in employee training, including certain programs which are mandatory for all employees, and other programs which are voluntary and self-directed on platforms provided by the Company. We also regularly assess the performance and potential of our workforce, review our succession plans and create robust developmental action plans to grow our employees and prepare them for internal promotional opportunities. We believe our public recognition demonstrates the strength of our program. We were Great Place to Work-Certified in both 2023 and 2024.
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
Our properties are geographically concentrated in New York and Connecticut, and adverse state or local economic or regulatory developments could have a material adverse effect on our business and financial condition.
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
For the year ended December 31, 2024, three of our properties together accounted for approximately 55.5% of our portfolio’s rental revenues, with the Empire State Building individually accounting for approximately 31.9%. Our revenue and cash available for distribution would be materially and adversely affected if any of these three properties were materially damaged or a significant number of their tenants experienced financial strain leading to lease default or bankruptcy filing. Additionally, for fiscal years ended December 31, 2024, 2023 and 2022, we derived revenue of approximately $136.4 million, $129.4 million and $106.0 million, respectively, from the Empire State Building’s Observatory operations. Loss of revenue from the Observatory has in the past and may in the future have a material adverse impact on our results of operations and financial condition.
Our five largest tenants represented approximately 16.5% of our total commercial portfolio’s annualized rent as of December 31, 2024.
As of December 31, 2024, our five largest tenants together represented approximately 16.5% of our total commercial portfolio’s annualized rent, with our largest tenant leasing an aggregate of 0.5 million rentable square feet of office space at one of our office properties, representing approximately 5.4% of our total commercial portfolio rentable square feet and approximately 6.1% of our total commercial portfolio annualized rent. Our significant tenants have in the past, and may in the future, experience financial strain leading to lease default or bankruptcy. In such cases, we may not recover our upfront investments in tenant improvement allowances, concessions, and transaction costs like professional fees and commissions. Upon tenant default, we may experience delays and substantial costs in enforcing our rights and protecting our investment. Our business and financial condition could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, become insolvent, default under their leases, and/or fail to renew on favorable terms or at all.
The threat or occurrence of a terrorist event, particularly in New York City, may materially and adversely affect the value of our properties and our ability to generate cash flow.
A terrorist event could cause insurance premiums at certain of our properties to increase significantly. Additionally, the threat or occurrence of a terrorist event may cause people to relocate from New York City and Stamford, Connecticut to less populated, lower-profile areas. This could trigger a decrease in the demand, occupancy and rental rates for, and materially affect the value of, our properties and our cash flow. Such negative consequences may be even more likely in a high-profile property like the Empire State Building and its Observatory.

Risks Relating to the Real Estate Market
Adverse economic and geopolitical conditions impacting the industries of our tenants could cause reduced demand, rental rates and occupancy for our office, multifamily, and retail space.
Downturn in global, national and/or local economies that decreases prospects, demand, occupancy and rental rates for our office, multifamily and retail space can have an adverse impact on the value or price of our assets. For example, the COVID-19 pandemic impacted the entire U.S., including New York and Connecticut where our properties are located. Any future public health crisis or economic downturn could have significant impacts on how people live, work, and travel in ways that have affected and may in the future affect our properties. Such events can also cause delays, cost increases and/or cancellations of planned capital projects. Certain remote work practices implemented in reaction to the pandemic are still in place and have shifted employers and employees away from fully in-person work environments, and a more permanent shift of this type could have an adverse effect on the overall demand for our office space. Additionally, with increased employer flexibility to work from home, current and prospective residents may be less likely to live in dense urban centers or multifamily housing like the properties we own. These trends have impacted our results of operations since the pandemic. If these trends continue, it could impair demand and value at our properties.
As of December 31, 2024, approximately 19.4% of our commercial portfolio’s annualized rent was comprised of retail tenants. In the past, the retail industry has faced reductions in sales revenues and increase in bankruptcies throughout the United States, due to changes in consumer behavior and shift to online shopping. This has reduced rents and demand for physical retail space at street level, which typically commanded the highest rental rates per square foot in office properties. This has also reduced rents and demand for physical retail space located above or below street level. Continued reduced demand, rental rates and occupancy rates for our retail space could have a material adverse effect on our business and financial condition.
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
The leasing of real estate in New York City and its surrounding metropolitan area is highly competitive in rental rates, location, services and property condition. We have seen increased competition from lessors in offering concessions, short term, amenities, indoor environmental quality and sustainability certifications. See Part I, ITEM 1, “Business — Competition” for more information. Increased competition challenges our ability to lease space and maximize our effective rents. Upon expiration of leases at our properties and with respect to our current vacant space, we may be required to make rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, eight of our existing properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, and due to the increased competition from lessors in the greater New York City area, we have made, and may have to make, significant capital or other expenditures in order to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy, higher rental rates or deter existing tenants from relocating to properties owned by our competitors. If we are unable to match the competition for lack of capital or other reasons, we may fail to attract new tenants or to renew existing tenants.
We may be unable to renew leases or re-lease vacant space on favorable terms or at all as leases expire.
As of December 31, 2024, we had approximately 0.6 million rentable square feet of vacant space in our office and retail properties. In addition, leases representing 6.5% and 8.2% of the square footage of the office and retail properties in our commercial portfolio will expire in 2025 and 2026, respectively. We cannot be assured that leases scheduled to expire will be renewed or that our properties will be re-leased at net effective rental rates at or above the current average. If the terms of the renewal or re-leasing are less favorable than current terms, or we fail to re-lease such spaces at all, our business, results of operations, cash flow and financial condition will be negatively affected.

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
We have engaged, continue to engage, and may in the future engage in development activities with respect to our properties. See Part I, ITEM 1, “Business — Overview” for more information. Development subjects us to risks beyond our control, which could have a material adverse effect on our financial condition, including, without limitation, the availability and pricing of financing; availability and timing of zoning and other approvals; occupancy rates and rents; construction costs and delays, whether due to weather, labor conditions, material shortages, tariffs or otherwise, and timely lease-up. We will fail to recover expenses and management time already incurred if we abandon any then pending development.
Significant inflation could adversely affect our business and financial results.
Increased inflation has and may in the future adversely affect us by increasing costs of properties, development and renovation. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials has and may in the future increase. The terms of some of our leases may limit our ability to charge our tenants for all or a portion of such increased expenses. Our inability to pass on such increased operating expenses may reduce cash flow available to service our debt and make distributions.
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
While we perform property management services for the majority of our properties, we use a third-party property management company to service our multifamily properties. If such third-party property management company does not perform in accordance with our contractual agreements and desired standards, we could be exposed to risks such as costs and reputational harm.

Risks Related to Our Non-Real Estate Operations
The Observatory operations at the Empire State Building may be negatively impacted by geopolitical factors, competition, adverse weather, and changes in tourist trends.
For fiscal years ended December 31, 2024, 2023 and 2022, we derived revenue of approximately $136.4 million, $129.4 million and $106.0 million, respectively, from the Observatory operations. Our revenues declined significantly in 2020, 2021 and 2022, compared to 2019, as a result of the pandemic and government mandated closures and a slow ramp-up in visitor volume after reopening in July 2020, in large part due to travel restrictions. Our visitor volume has not yet fully returned to 2019 levels. During 2020, 2021, 2022, 2023 and 2024, visitor volume was 0.5 million, 0.8 million, 2.2 million, 2.6 million, and 2.6 million, respectively, compared to 3.5 million in 2019. Our change in operations of the Observatory to focus on capacity controls to maximize the customer experience, require reservations to control overcrowding and staffing costs, and our increase of per visitor pricing may cause our future Observatory results to differ from previous Observatory results. Any future health or other economic crises, geopolitical events (including global hostilities) or currency exchange rate fluctuations could negatively impact tourist trends and visitor demand for our Observatory, which could have a material adverse effect on our business, results of operations, cash flow and financial condition. We are also susceptible to reductions in visitor demand due to adverse weather. We compete against other observatories in New York City at the World Trade Center, Rockefeller Center, Hudson Yards, and One Vanderbilt, all of which may divert visitors and negatively impact our revenue.
The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks.
We license the use of the Empire State Building broadcasting mast to third-party television and radio broadcasters. During the year ended December 31, 2024, we derived approximately $15.2 million of revenue (excluding tenant reimbursement income) from such broadcasting licenses and related leases, as compared with about $21 million at its peak. Competition from other broadcasting operations has had a negative impact on revenues, and lease renewals have yielded reduced revenue, and higher operating expenses and capital expenditures. Our broadcast licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as changes in consumer behavior, which may reduce the demand for over-the-air broadcast licenses. Government regulations may materially and adversely affect our broadcast revenue by reducing the demand for broadcast licenses by making more spectrum available for wireless broadband service providers.
The impairment of a significant portion of goodwill could negatively affect our results of operations and financial condition.
Our balance sheet included goodwill of approximately $491.5 million at December 31, 2024, consisting primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. On an annual basis and whenever circumstances indicate the carrying value or goodwill may be impaired, we are required to assess any such impairment and charge to operating earnings the resulting non-cash impairment. For example, during the pandemic, the closure of our Observatory caused us to perform such an assessment quarterly. See “Financial Statements — Note 4 Deferred Costs, Acquired Lease Intangibles and Goodwill” in this Annual Report on Form 10-K for further information. An impairment could have a material adverse effect on our results of operations and financial condition.
Risks Relating to Acquisitions and Dispositions
We may be unable to identify and successfully complete acquisitions, and completed acquisitions may expose us to additional risks.
We seek to acquire new properties as we are presented with attractive opportunities, but we may face significant competition from other investors, particularly private investors who can incur more leverage. We may incur significant costs and divert management attention in connection with potential acquisitions, including ones that we are unable to complete. If we successfully identify an acquisition target and close the transaction, we may spend more than budgeted to make necessary improvements to the relevant properties and be exposed to unknown liabilities, such as environmental contamination or claims from former tenants, vendors or employees.
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
We may incur taxable capital gain on the disposition of assets due to the failure to comply with Section 1031 of the Code.
We may dispose of properties in transactions that are intended to qualify as “like kind exchanges” under Section 1031 of the Code. It is possible that the qualification of a transaction as a like-kind exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds to pay additional dividends or taxes, and any payment of taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a like-kind exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. We could also be subject to significant indemnity obligations if the applicable property was subject to a tax protection agreement.
Risks Relating to Our Indebtedness and Liquidity
Our debt, the cost of our debt and limitations in our loan documents could adversely affect us.
As of December 31, 2024, we had total debt outstanding of approximately $2.3 billion inclusive of total mortgages of approximately $704.3 million. See “Financial Statements — Note 5 Debt” in this Annual Report on Form 10-K for further information. Our organizational documents do not limit the debt we may incur, and we may incur significant additional debt to finance future acquisition and development activities. Our current and potential levels of debt, and the limitations in our loan documents could have significant adverse consequences to our cash flow and our ability to service and refinance our debt. We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms. We may default on our debt obligations, in which case the lenders may accelerate our debt obligations and foreclose on any mortgaged properties. Our default on one debt with cross-default provisions could result in a default on other debt. In addition, our revolving credit facility and related term loan bear interest at a variable rate. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. If any one of these events were to occur, our results of operations, cash flow, financial condition, and ability to service debt and to make distributions could be adversely affected.
Our debt includes restrictions on our financial and operational flexibility and distributions.
Our debt instruments may restrict our financial and operational flexibility. For example, our lockbox and cash management agreements may require income from our properties to be deposited directly into lockbox accounts controlled by our lenders from which we receive cash after funding of defined operating and capital costs. As a result, we may be forced to borrow additional funds in order to make distributions. Additionally, many of our debt instruments contain financial covenants that impact how we run our business, including required ratios for debt-to-assets, adjusted EBITDA to consolidated fixed charges or debt service. The partnership agreement of our operating partnership may restrict our ability to pay dividends if we fail to pay the cumulative distributions on preferred units. See Part II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information.
Mortgages expose us to foreclosure and loss of our investment in a mortgaged property.
Mortgage and other secured debt increases our risk of property losses because defaults may result in foreclosure. For tax purposes, a foreclosure generally is treated as a sale of the property for a purchase price equal to the outstanding debt. If such debt exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but not receive any cash. Foreclosures could also trigger our obligations under tax protection agreements with certain legacy investors to indemnify them for certain taxes upon sale of specific properties where they had embedded phantom taxable income (or the failure to maintain certain levels of indebtedness). See “Financial Statements — Note 11 Related Party Transactions — Tax Protection Agreements” in this Annual Report on Form 10-K for more information.
High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due at comparable terms, which may result in reduced cash flows and hinder our ability to make distributions, and to raise more capital by issuing stock or borrowing money. In addition, to the extent we are unable to refinance loans, we will have fewer debt guarantee opportunities available to offer under our tax protection agreements, which could trigger our indemnification obligation.
Our growth depends on external sources of capital that are outside of our control.
Because of the distribution requirements to maintain our status as a REIT (See Part I, ITEM 1, “Business — Our Tax Status”), we may not be able to fund future capital needs, including any acquisition financing, from operating cash flow and may need to rely on third-party sources. Additionally, our access to third-party sources of capital depends, in part, on general economic and market conditions, including the cost and availability of credit, government action or inaction and its effect on the state of the capital markets, the market’s perception of our growth potential, as well as our then current financial condition. Absent needed capital, we may not be able to acquire or develop properties when opportunities exist, satisfy our debt obligations or make cash distributions to our securityholders necessary to maintain our qualification as a REIT.
Risks Relating to Disaster Recovery and Business Continuity
Natural disasters and physical climate risk could adversely impact our area and business.
Our properties are concentrated in the New York metropolitan area. Natural disasters and physical climate risk including earthquakes, storms, storm surges, tornados, floods, extreme temperatures, hurricanes and rising sea levels, could cause significant damage or limit access to our properties and adversely impact the areas in which we operate. These conditions could result in declining demand for our commercial and multifamily properties, compromise our ability to operate the buildings to the requirements and parameters set forth in our leases, make insurance less affordable or available, and increase the cost of energy and utilities at our properties. Also, certain of our properties could not be rebuilt to their existing height or size under current land use laws. In that event, we may have to upgrade such property to meet code requirements. Our disaster recovery and business continuity plans may not be adequate to address these risks.
Some of our potential losses may not be covered by insurance.
Our insurance may not be adequate to cover all losses to which we are subject. Business interruption insurance generally does not include coverage for damages from a pandemic. In addition, our insurance policies include substantial self-insurance and deductibles and co-payments for certain events. See Part I, ITEM 1, “Business — Insurance” for further information. If we experience a loss that is uninsured or exceeds our policy limits, we could incur significant costs and loss of capital or property. If the damaged property is subject to recourse debt, we would continue to be liable for the debt, regardless of the property condition. Our debt instruments contain customary covenants to maintain insurance, including terrorism insurance. While we do not believe it is likely, our lenders or ground lessors could take the position that a total or partial exclusion for losses due to terrorist acts is a breach that would accelerate debt repayment or recapture ground lease positions. In addition, if they were to prevail in requiring additional coverage, it could result in substantially higher premiums. In the future, we may be unable to obtain insurance with insurers that satisfy the rating requirements in our agreements, which could give rise to a default under such agreements and/or impair our ability to refinance.
We may incur significant costs to comply with environmental laws, and environmental contamination may impair our ability to lease and/or sell real estate.
Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, a portion of the Metro Tower site is currently used for automobile parking and was formerly leased to a fueling facility, and we have post-closing obligations related to our Westport properties sold in 2023 related to remediation of storage tank and soil contamination. See Part I, ITEM 1, "Business — Environmental Matters" for further information. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants, and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.
In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations, and noncompliance could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance or increase liability for noncompliance. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. See "We may incur significant costs to comply with environmental laws, in particular New York City’s Local Law 97" in this section.
As the owner or operator of real property, we may also incur liability based on various building conditions. For example, environmental site assessments have identified asbestos or asbestos-containing material (“ACM”) in certain of our properties, and it is possible that other properties that we currently own or operate or acquire in the future contain ACM. See “Financial Statements — Note 9 Commitments and Contingencies – Asset Retirement Obligations” in this Annual Report on Form 10-K for more information. Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. In addition, we may be subject to liability for personal injury or property damage sustained as a result of releases of ACM into the environment. Additionally, our current properties, or properties we acquire in the future, may contain or develop harmful mold or suffer from other indoor air quality issues, such as inadequate ventilation and contamination, which could lead to liability for adverse health effects from our tenants, employees of our tenants or others, or property damage or costs for remediation. Any liability or increased cost from the environmental risks mentioned in this section could materially and adversely affect our operations.
We may incur significant costs to comply with environmental laws, for example New York City’s Local Law 97.
We may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy or utility usage and related emissions (such as a “carbon tax”), which could increase our operating costs. In particular, as the owner of large covered commercial and multifamily buildings in New York City, we are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such covered building establishes annual limits for greenhouse gas emissions, requires yearly compliance reports beginning in May 2025 for calendar year 2024 performance, and imposes penalties for emissions above such limits. While we are actively working to reduce our carbon emissions, there can be no assurance that we will be able to operate within the limits of Local Law 97, or that the costs of compliance and/or penalties will not be material. Based upon our present understanding of the law and calculations related thereto, we expect to pay no Local Law 97 fine on any covered building in our portfolio in the 2024-2029 period of enforcement.
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
Under his employment agreement, Mr. Malkin has agreed to (a) devote a majority of his business time and attention to our business and (b) during, and for a time after, his employment with us to refrain from competition with us. Mr. Malkin is also permitted to devote time to his other investments to the extent such activities do not materially interfere with the performance of his duties to us. He owns interests in properties and businesses, including properties and businesses that were not contributed to us in the formation transactions, some of which are now supervised by our Company. As a result, Mr. Malkin and his affiliates have had, and may in the future have, management and fiduciary obligations that could conflict with his responsibilities to our Company. For example, in February 2023 we closed on the disposition of our retail assets located at 69-97 and 103-107 Main Street in Westport, Connecticut, to an entity affiliated with Mr. Malkin. See “Financial Statements — Note 11 Related Party Transactions” in this Annual Report on Form 10-K for further information. We may choose to moderate or omit enforcement of our rights under his employment agreement to maintain our relationship with him given his knowledge of our business, relationships with our customers, and significant equity ownership in us, and this could have a material adverse effect on our business.
Our failure to maintain satisfactory labor relations could materially and adversely affect us.
As of December 31, 2024, we have collective bargaining agreements that cover 429 employees, or 64% of our workforce, that service our portfolio. Our inability to negotiate acceptable renewals as existing agreements expire could result in strikes or work stoppages and disrupt our operations. In any such event for any extended period of time, we would likely engage temporary replacement workers, which would result in increased operating costs.
Risks Relating to Legal Compliance, Sustainability and Cybersecurity
Failure to maintain effective internal control over financial reporting could result in loss of investor confidence and adversely impact our stock price.
We are required under Section 404 of the Sarbanes-Oxley Act to maintain internal control over financial reporting that meets applicable standards. As of December 31, 2024, we remediated the material weakness that was identified in our internal control over financial reporting for the periods ended December 31, 2023 and 2022 related to the design of certain of our information technology general controls for information systems and applications used in the preparation of our financial statements. See Part II, ITEM 9A, “Controls and Procedures — Remediation of the Material Weakness in Internal Control Over Financial Reporting” for more information. We may not be successful in maintaining our effective internal control over financial reporting or in developing other internal controls. Any failure by us to maintain effective internal control over financial reporting could adversely affect our ability to record, process or report financial information accurately and to prepare financial statements in a timely manner, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet federal requirements related to access and use by disabled persons. We have incurred and could again in the future be required to incur costs to bring any non-compliant property into compliance and to make modifications to our properties upon any renovation, any of which could involve substantial costs and material adverse effect on our results of operations and financial condition. See Part I, ITEM 1, “Business — Americans with Disabilities Act” for more information.

We may become subject to litigation, which could have a material adverse effect on our financial condition.
In the past we have been, and in the future we may become, subject to litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Certain litigation or its resolution may affect the availability or cost of our insurance coverage, which could adversely impact our financial condition, expose us to increased uninsured risks, and/or adversely impact our ability to attract officers and directors. See “Financial Statements — Note 9 Commitments and Contingencies” in this Annual Report on Form 10-K.
Increasing attention to sustainability matters may impact our business.
Increasing societal, investor and legislative pressure on companies to address sustainability matters may result in increased costs, greater litigation risks, negative impacts on our access to capital markets, and damage to our reputation. For example, policy and other responses to climate change, such as climate and energy legislation and carbon mandates, enhanced environmental reporting requirements, increasingly stringent building and energy codes, as well as technology and market changes from the transition to a low-carbon economy has and may continue to impact our business and results of operations. In addition, certain organizations have developed ratings processes for evaluating companies on their approach to sustainability matters, and such ratings are used by some investors to inform their investment and voting decisions. Unfavorable sustainability ratings may lead to negative investor sentiment toward us and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
We publicly announced certain energy, emissions, water and waste reduction targets. These targets and objectives reflect our current plans and goals and are not guarantees that we will be able to achieve them. In addition, these efforts are impacted by our tenants’ willingness and ability to collaborate in reporting sustainability metrics and integrating measures to achieve sustainability performance goals, the ability of the New York grid to meet emissions reduction targets and timing set forth in New York State's Climate Leadership & Community Protection Act legislation, and replacement of equipment at the end of its useful life cycle. Our efforts to accomplish and accurately report on these goals and objectives present operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact on us, including on our reputation and stock price. The standards for tracking, rating, and reporting on sustainability matters have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. In addition, our processes and controls may not always align with evolving standards, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. Our failure or perceived failure to pursue or fulfill our announced aspirations and targets or to satisfy various reporting standards within the timelines we announce, or at all, could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to sustainability matters, stock price, and cost of capital and expose us to government enforcement actions and private litigation, among other possible material adverse impacts.
Cyberattacks and any failure to comply with related laws could negatively impact us.
We rely extensively on technology, both internal and outsourced, to process transactions and manage our business, making our business increasingly at risk from cyberattacks. These threats, which continue to increase in number, intensity and sophistication, include malware, ransomware, computer viruses, phishing, unauthorized access, and other vectors used by hackers, terrorists, foreign governments, and other actors. Cyber threats and attacks on our Company have included and could in the future include internal and external attempts to gain unauthorized access to our data and computer systems to disrupt our operations or the operations of our tenants and residents, destroy property, or steal confidential information. There is no guarantee that our controls or measures to prevent or mitigate such attacks will be successful. A cyberattack could compromise the confidential information of our employees, tenants, residents, customers, and vendors, and disrupt our business operations and relationships. A security breach could require us to expend significant resources to remediate and may subject us to litigation, damages, penalties, fines, governmental investigations and enforcement actions or termination of leases. Any compromise of our security could also result in a violation of applicable privacy laws (e.g., Observatory customer data, Company employee data, or residential data at multifamily properties). These consequences could result in negative legal consequences as well as significant damage to our business and financial condition and reputation. New laws and regulations related to data privacy and security pose increasingly complex compliance challenges and costs across multiple jurisdictions, which could negatively impact our business and financial condition.

The adoption of or changes in rent control or rent stabilization regulations and eviction regulations in our markets could have an adverse effect on our operations and property values.
New York, where our properties are located, has enacted and may continue to enact and/or expand rent control and eviction regulations (such as Good Cause Eviction), which have limited and could continue to limit our ability to raise rents, enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums), pursue collections or charge certain fees, all of which could have an adverse impact on our operations and property values.
Government housing regulations may limit opportunities at the multifamily properties in which we invest, and failure to comply with resident qualification requirements or to extend such programs upon expiration may result in financial penalties or loss of benefits.
We own, and may acquire additional equity interests in properties that benefit from governmental programs intended to provide housing to individuals with low or moderate incomes. These governmental programs typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the initial receipt and potential extensions of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of the applicable government agency in order to acquire or dispose of a significant interest in or manage such property. We may not always receive such approval. Upon expiration of such programs, we may choose not to seek an extension, which will result in loss of benefits and could result in negative financial impact, in particular if we cannot raise rents for such units due to other regulations related to rent control and eviction, among others.
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
While we intend to continue to qualify as a “domestically controlled” REIT for purposes of the Foreign Investment in Real Property Tax Act of 1980, we cannot assure that result, as our Class A common stock is publicly traded, QIA (a non-U.S. holder) owns approximately 17.97% of our common stock and other non-U.S. holders may now or in the future hold additional shares. If we were to fail to qualify, gains realized by a foreign investor (other than a “qualified shareholder,” a “qualified foreign pension fund” or a “qualified controlled entity”) on a sale of our common stock would be subject to FIRPTA unless (a) our common stock was traded on an established securities market and the foreign investor did not at any time during a specific testing period directly or indirectly own more than 10% of the value of our outstanding common stock, or (b) another exemption from FIRPTA were applicable.
Complying with the REIT requirements may cause us to forego and/or liquidate otherwise attractive investments or borrow funds and we may be subject to tax.
If we fail to comply with the income and asset requirements for a REIT at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. Refer to Part I, ITEM 1, “Business – Our Tax

Status” for more information. In order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forego investments that we otherwise would make or liquidate otherwise attractive investments. We intend to distribute our taxable net income to our securityholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax. Refer to Part I, ITEM 1, “Business – Our Tax Status” for more information. Any failure to do so will incur substantial entity level tax and/or disqualification as a REIT with the adverse tax consequences and limits on re-qualification described above in this section. In addition, our taxable income may exceed our net income as determined by GAAP. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year, and we may incur U.S. federal income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to securityholders in that year. In that event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy such REIT requirements and avoid such taxes.
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
We rely upon private letter rulings from the IRS that income from our Observatory and broadcast facilities is qualifying rent for our REIT qualification. See Part I, ITEM 1, “Business — Our Tax Status.” We are entitled to rely upon these private letter rulings only to the extent that we did not misstate or omit a material fact in the ruling request and that we continue to operate in accordance with the material facts described in such request, and no assurance can be given that we will always be able to do so. If we were not able to treat the rent that our operating partnership receives from Observatory TRS as qualifying income, we would be required to restructure how we operate the Observatory, which would likely require us to cede operating control of the Observatory by leasing the Observatory to an affiliate or third-party operator. If we were not able to treat our broadcast license fees as qualifying income for purposes of the REIT gross income tests, we would be required to enter into the license agreements through a TRS, which would cause the license fees to be subject to U.S. federal income tax and accordingly reduce the amount of our cash flow available to be distributed to our securityholders. In either case, if we are not able to appropriately restructure our operations in a timely manner, we would likely realize significant income that does not qualify for the REIT gross income tests, which could cause us to fail to qualify as a REIT.
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
We are required to pay state and local taxes on our properties. Changes in state and local tax laws may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. In particular, the federal government has limited the ability of individuals to deduct state and local taxes on their federal tax returns, potentially leading many high-tax states to make significant changes to their own state and local tax laws. If such changes occur, we may be required to pay additional taxes on our assets or income. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past, which would materially and adversely affect our financial condition.
U.S. federal, state and local legislative, judicial or regulatory tax changes could have a material adverse effect on our shareholders and us.
The U.S. federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations which could significantly and negatively affect our ability to qualify as a REIT and the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.
Tax consequences to holders of our operating partnership units and tax protection agreements triggered upon a sale or refinancing of our properties could limit our ability either to sell certain properties or engage in a strategic transaction.
As a result of the unrealized built-in gain attributable to a property at the time of contribution, some holders of operating partnership units, including our Chairman and Chief Executive Officer, Anthony E. Malkin, and our Chairman Emeritus, Peter L. Malkin, may suffer different and more adverse tax consequences than other holders of operating partnership units upon the sale or refinancing of the properties owned by us, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing, transaction structure and other material terms of any sale, exchange or refinancing of certain properties, or whether to sell, exchange or refinance such properties at all. As a result, the effect of certain transactions on Messrs. Malkin may influence their decisions affecting these properties and may cause such members of our senior management team to attempt to delay, defer or prevent a transaction that might otherwise be in the best interests of our other securityholders, or to structure such transactions in ways that would mitigate the above tax consequences to Messrs. Malkin.
In connection with the formation transactions, we entered into a tax protection agreement with certain Malkin family members, including Anthony E. Malkin and Peter L. Malkin, pursuant to which we have agreed to indemnify the Malkin Group and one additional third-party investor in Metro Center, and in connection with our sale of a 9.9% fully diluted interest in our Company to QIA in 2016, we agreed, subject to certain minimum thresholds and conditions, to indemnify QIA, in each case, against certain tax liabilities that may arise from certain property transactions. See “Financial Statements – Note 11 Related Party Transactions – Excluded Properties and Businesses” in this Annual Report on Form 10-K for further information. If we were to trigger such tax indemnification obligations, we would be required to pay the resulting tax liability to the Malkin Group, the additional third-party investor in Metro Center and/or QIA, as applicable. These obligations may restrict our ability to engage in a strategic transaction, require us to maintain more or different debt, and/or inhibit our disposing of a property that we might judge to otherwise be in the best interest of the securityholders.
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
As of December 31, 2024, our Chairman and Chief Executive Officer, Anthony E. Malkin, together with the Malkin Group, has the right to vote 40,859,706 shares of our common stock, which represents approximately 19.0% of the voting power of our outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of our board and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies.
As of December 31, 2024, QIA had a 10.90% fully diluted interest in us, which represented 17.97% of the outstanding Class A common stock. Pursuant to the terms of our stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in us by purchasing additional shares of our Class A common stock when we or our operating partnership issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to our securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by our board. The interests of Mr. Malkin and QIA could conflict with or differ from your interests as a holder of our common stock, and these large securityholders may exercise their right as securityholders to restrict our ability to take certain actions that may otherwise be in the best interests of our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our securityholders may view as beneficial.
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
Provisions in our governance documents may delay or prevent a change of control over the Company or a tender offer, even if such action might be beneficial to the Company’s stockholders. Additionally, our board could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control.
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
Our board may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize the Company’s status as a REIT for U.S. federal income tax purposes. For example, we have entered into such a waiver with QIA, which permits QIA to own up to 15% of the outstanding shares of our Class A common stock and an aggregate amount of Class A common stock equal to a 9.9% fully diluted economic interest in the Company (inclusive of all outstanding common OP units and LTIP units), which currently equals approximately 17.97% of our outstanding Class A common stock, all subject to a supplementary waiver which may adjust the foregoing limits to the extent QIA’s ownership percentage increases solely as a result the Company’s share buybacks.
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
Risks Related to our Common Stock and Traded OP Units
Our cash available for distribution may not be sufficient to make distributions at expected levels, and the market price of shares of our common stock and traded OP units could be adversely affected by our level of cash distributions.
We intend to make distributions to holders of our common stock and holders of operating partnership units. All dividends and distributions will be made at the discretion of our board and will depend on our earnings, financial condition, maintenance of REIT qualification and other factors as our board may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital or to borrow to provide funds for such distribution, or to reduce the amount of such distribution. We cannot assure you that our distributions will be made or sustained. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our Class A common stock and traded OP units.
Changes in market conditions could adversely affect the market price of our Common Stock and traded OP Units.
The following market conditions may affect the value of our Class A Common Stock and traded OP units: the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities; our financial performance; and general stock market conditions due to the economic environment or otherwise. The market value of our common stock is based on a number of factors, including, but not limited to, the market’s perception of the current and future value of our assets, our growth potential and our current and potential future earnings and distributions.
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
We may issue debt or equity securities or make other borrowings. Our governance documents permit the Company to issue additional capital stock or debt securities and for our operating partnership to issue additional operating partnership units, in each case without the consent of our securityholders. Upon liquidation, holders of our debt securities and other loans and preferred equity holders will receive a distribution of our available assets before holders of our common stock. We are not required to offer additional debt or equity securities to existing securityholders on a preemptive basis. Therefore, additional shares of our common stock issuances, directly or through convertible or exchangeable securities (including operating partnership units), will dilute the holdings of our existing common securityholders and such issuances or the perception of such issuances may reduce the market price of shares of our common stock. Additionally, our preferred units or shares, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of December 31, 2024, we did not have any unresolved comments from the staff of the SEC.
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
We partner with third parties to implement and assess the effectiveness of our cybersecurity prevention and response systems and processes. We have a Managed Service Provider (MSP) and Managed Security Services Provider (MSSP) that provide 24 x 7 x 365 Network Operations Center and Security Operations Center (SOC) and works with our information technology (IT) team to employ a variety of monitoring technologies to detect and be alerted to potential cyber threats, as well as establish and implement procedures for the mitigation and remediation of any cybersecurity incidents. We conduct an annual penetration test, regular phishing tests, and annual cybersecurity training for our employees.
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
Governance
Our Board of Directors oversees our risk management process, including with respect to cybersecurity risks, directly and through its committees. The Audit Committee of our Board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports on our enterprise risk profile on a quarterly basis. Our Chief Technology Officer (CTO) is responsible for leading the assessment and management of cybersecurity risks, oversees teams across the Company supporting our cybersecurity policies and procedures around prevention, detection, mitigation and remediation of cybersecurity incidents, and reports at least quarterly to the Audit Committee on cybersecurity strategy and risks. Our CTO has over 25 years of experience in cybersecurity and information technology, is the Chair of the Real Estate Board of Cyber Committee, a Board Member of the Real Estate Cyber Consortium and is a Board Member of the Global Cyber Consortium.

ITEM 2. PROPERTIES
Summary of Office, Retail, and Multifamily Portfolio
As of December 31, 2024, our office and retail portfolio was comprised of approximately 7.8 million rentable square feet of office space and 0.8 million rentable square feet of retail space and was approximately 88.6% occupied and 93.5% leased, yielding approximately $544.0 million of annualized rent. We have 10 office properties and our retail properties are comprised of retail space at the base of our New York City office and multifamily properties, four standalone retail properties located in Manhattan and a portfolio of retail assets on North 6th Street (the "North Sixth Street Collection") in Williamsburg, Brooklyn. All properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of all of our real estate assets other than the observatory at the Empire State Building, which is included in our Observatory segment.
The tables below present an overview as of December 31, 2024.

						Annualized
		Rentable	Percent	Percent		Rent per
		Square	Occupied	Leased	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	(2),(3)	(3),(4)	Rent (5)	Square Foot (6)	Leases (7)
Office - Manhattan
The Empire State Building	Penn Station -Times Sq. South	2,712,743	92.5%	95.5%	$167,921,372	$67.66	150
One Grand Central Place	Grand Central	1,231,231	84.9%	95.2%	69,263,888	66.39	137
1400 Broadway (8)	Penn Station -Times Sq. South	917,281	87.0%	94.5%	48,759,260	61.09	18
111 West 33rd Street (9)	Penn Station -Times Sq. South	639,595	97.6%	100.0%	43,427,737	69.53	22
250 West 57th Street	Columbus Circle - West Side	474,790	83.5%	84.8%	26,300,689	66.45	30
1359 Broadway	Penn Station -Times Sq. South	456,567	80.7%	90.8%	23,022,570	62.51	29
501 Seventh Avenue	Penn Station -Times Sq. South	454,788	90.7%	90.7%	22,376,790	54.39	19
1350 Broadway (10)	Penn Station -Times Sq. South	384,225	87.4%	93.9%	20,143,028	60.15	49
1333 Broadway	Penn Station -Times Sq. South	296,349	83.4%	90.0%	14,653,535	59.27	12
Office - Manhattan		7,567,569	89.0%	94.2%	435,868,869	65.00	466

Office - Greater New York Metropolitan Area
Metro Center	Stamford, CT	282,276	73.2%	74.9%	11,727,761	56.76	20
Office - Greater New York Metropolitan Area		282,276	73.2%	74.9%	11,727,761	56.76	20

Total/Weighted Average Office Properties		7,849,845	88.4%	93.5%	447,596,630	64.76	486

Retail Properties
112 West 34th Street (9)	Penn Station -Times Sq. South	93,057	100.0%	100.0%	25,078,377	269.49	4
The Empire State Building	Penn Station -Times Sq. South	88,445	77.4%	78.7%	7,856,065	114.72	11
North Sixth Street Collection	Williamsburg - Brooklyn	87,880	77.3%	90.4%	8,964,050	131.99	15
One Grand Central Place	Grand Central	70,810	100.0%	100.0%	7,866,157	111.09	12
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	100.0%	10,381,904	154.95	4
250 West 57th Street	Columbus Circle - West Side	63,443	93.2%	93.2%	8,571,735	145.04	6
10 Union Square	Union Square	57,094	91.8%	91.8%	8,290,772	158.25	9
1542 Third Avenue	Upper East Side	56,211	95.0%	95.0%	2,511,068	47.03	3
1010 Third Avenue	Upper East Side	38,235	100.0%	100.0%	3,421,053	89.47	2
1359 Broadway	Penn Station -Times Sq. South	29,247	99.4%	99.4%	2,221,959	76.40	5
501 Seventh Avenue	Penn Station -Times Sq. South	27,213	73.1%	89.4%	1,433,160	72.08	6
77 West 55th Street	Midtown	25,388	100.0%	100.0%	2,083,627	82.07	3
1350 Broadway (10)	Penn Station -Times Sq. South	19,511	44.0%	100.0%	2,161,613	251.94	4
1400 Broadway (8)	Penn Station -Times Sq. South	17,017	82.2%	82.2%	1,670,565	119.50	6
561 10th Avenue	Hudson Yards	11,822	100.0%	100.0%	1,618,301	136.89	2
298 Mulberry Street	NoHo	10,365	100.0%	100.0%	1,981,708	191.19	1
345 East 94th Street	Upper East Side	3,700	100.0%	100.0%	254,444	68.77	1
Total/Weighted Average Retail Properties		766,439	90.4%	94.1%	96,366,558	139.02	94

Portfolio Total		8,616,284	88.6%	93.5%	$543,963,188	$71.52	580

(1)Excludes (i) 195,410 square feet of space across the Company's portfolio attributable to building management use and tenant amenities, (ii) 85,334 square feet of space attributable to the Company's Observatory, and (iii) square footage related to the Company's residential units.
(2)Based on leases signed and commenced as of December 31, 2024.
(3)Percent occupied and percent leased exclude 110,035 rentable square feet of broadcasting and storage space.
(4)Includes occupied space plus leases signed but not commenced as of December 31, 2024.
(5)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(6)Represents annualized rent under leases commenced as of December 31, 2024 divided by occupied square feet.
(7)Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.
(8)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 39 years (expiring December 31, 2063).
(9)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 52 years (expiring June 10, 2077).
(10)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 26 years (expiring July 31, 2050).
Tenant Diversification
As of December 31, 2024, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 580 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1)
Arts and entertainment	3.1%
Broadcast	1.0%
Consumer goods	16.2%
Finance, insurance and real estate	15.0%
Government entity	2.1%
Healthcare	1.7%
Legal services	5.9%
Non-profit	4.8%
Professional services (not including legal services)	9.7%
Retail	19.4%
Technology, media and advertising	18.2%
Others	2.9%
Total	100.0%
(1) Based on annualized rent.
The following tables set forth information regarding the 10 largest office tenants and 10 largest retail tenants in our commercial portfolio based on the respective annualized rent as of December 31, 2024.

Top 10 Office Tenants			Percent of Occupied Rentable Square Feet (2)	Percent of Office Annualized Rent (3)

Tenant	Property	Lease Expiration (1)
LinkedIn	Empire State Building	Mar. 2025 - Aug. 2036	6.7%	7.4%
Flagstar Bank	1400 Broadway	Aug. 2039	4.5%	4.3%
Centric Brands Inc.	Empire State Building	Oct. 2028	3.7%	3.1%
PVH Corp.	501 Seventh Avenue	Jan. 2026 - Oct. 2028	3.4%	3.0%
Institutional Capital Network, Inc.	One Grand Central Place	Dec. 2041	2.0%	2.3%
Coty Inc.	Empire State Building	Jan. 2030	2.3%	2.0%
Macy's	111 West 33rd Street	May 2030	1.9%	2.0%
Li & Fung	1359 Broadway, ESB	Oct. 2027 - Oct. 2028	2.2%	1.9%
FDIC	Empire State Building	Dec. 2025	1.7%	1.7%
Shutterstock, Inc.	Empire State Building	Apr. 2029	1.6%	1.7%

Top 10 Retail Tenants			Percent of Occupied Rentable Square Feet (4)	Percent of Retail Annualized Rent (5)

Tenant	Property	Lease Expiration (1)
Sephora USA, Inc.	112 West 34th Street	Jan. 2029	1.6%	11.0%
Target Corporation	112 West 34th St., 10 Union Sq.	Jan. 2038	11.7%	9.8%
URBAN OUTFITTERS	1333 Broadway	Sep. 2029	8.2%	8.7%
Foot Locker, Inc.	112 West 34th Street	Sep. 2031	4.9%	8.1%
The TJX Companies, Inc.	250 West 57th Street	Nov. 2030	6.7%	4.8%
CVS Albany, L.L.C.	298 Mulberry Street	Jan. 2030 - Dec. 2040	3.1%	3.7%
New Cingular Wireless PCS, LLC	250 West 57th Street, ESB, 10 Union Sq.	Jan. 2029 - Apr. 2033	1.3%	3.4%
JP Morgan Chase Bank	One Grand Central Place	Dec. 2027	3.1%	3.2%
The New York City School Construction Authority	1010 Third Avenue	Mar. 2039	4.1%	3.1%
Starbucks	1542 Third Avenue, 1350 Broadway, 1359 Broadway, 10 Union Sq., ESB	Jun. 2025 - Oct. 2032	4.7%	3.0%
(1) Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.
(2) Represents the percentage of occupied rentable square feet of the Company's office portfolio.
(3) Represents the percentage of annualized rent, including base rent and base rent and current reimbursement for operating expenses and real estate taxes, of the Company's office portfolio.
(4) Represents the percentage of occupied rentable square feet of the Company's retail portfolio.
(5) Represents the percentage of annualized rent, including base rent and base rent and current reimbursement for operating expenses and real estate taxes, of the Company's retail portfolio.
Lease Expirations
The following table sets forth new and renewal leases entered into at our properties, the weighted average annualized cash rent per square foot for new and renewal leases executed during the year, the previous weighted average annualized cash rent prior to the renewal or re-leasing of these leases and the percent increase in mark-to-market rent.

	Year Ended December 31,
	2024(1)	2023(1)	2022(1)
New and renewal leases entered into during the year (square feet)	1,324,824	981,907	1,223,325

Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$72.12	$65.43	$61.27

Weighted average annualized cash rent per square foot for previous leases	$69.66	$61.46	$59.50

Increase in mark-to-market rent	3.5%	6.5%	3.0%
(1)Beginning in 2024, the number of leases signed include "Early Renewals" which are leases signed over two years prior to the lease expiration. Amounts for number of leases signed, total square feet, leasing commission costs per square foot and tenant improvement costs per square foot have been adjusted to include the impact of early renewals for the twelve months ended December 31, 2023 and December 31, 2022.
The following tables set forth a summary schedule of expirations for leases in place as of December 31, 2024 plus available space for each of the ten calendar years beginning with the year ended December 31, 2025 at the office and retail properties in our commercial portfolio. The information set forth in the table assumes that tenants exercise no renewal options and/or all early termination rights.

Office and Retail Portfolio

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet Expiring (2)	Percent of Portfolio Rentable Square Feet Expiring	Annualized Rent (3)	Percent of Annualized Rent	Annualized Rent Per Rentable Square Foot
Available	—	592,749	6.9%	$—	—%	$—
Signed leases not commenced	30	418,308	4.9%	—	—%	—
Fourth quarter 2024(4)	12	62,705	0.7%	3,815,250	0.7%	60.84
2025	71	561,379	6.5%	38,059,602	7.0%	67.80
2026	74	703,062	8.2%	43,294,762	8.0%	61.58
2027	88	698,520	8.1%	47,545,063	8.7%	68.07
2028	61	860,478	10.0%	51,645,522	9.5%	60.02
2029	63	790,481	9.2%	67,843,206	12.5%	85.83
2030	54	768,868	8.9%	56,995,847	10.5%	74.13
2031	27	205,241	2.4%	22,456,781	4.1%	109.42
2032	29	365,291	4.2%	27,356,096	5.0%	74.89
2033	33	302,642	3.5%	22,596,775	4.2%	74.67
2034	22	331,909	3.9%	24,662,688	4.5%	74.31
Thereafter	46	1,954,651	22.6%	137,691,596	25.3%	70.44
Total	610	8,616,284	100.0%	$543,963,188	100.0%	$71.52
Manhattan Office Properties (5)

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet Expiring (2)	Percent of Portfolio Rentable Square Feet Expiring	Annualized Rent (3)	Percent of Annualized Rent	Annualized Rent Per Rentable Square Foot
Available	—	476,851	6.3%	$—	—%	$—
Signed leases not commenced	23	385,303	5.1%	—	—%
Fourth quarter 2024(4)	12	62,705	0.8%	3,815,250	0.9%	60.84
2025	64	527,068	7.0%	35,958,524	8.2%	68.22
2026	64	602,635	8.0%	37,033,613	8.5%	61.45
2027	77	615,168	8.1%	37,904,393	8.7%	61.62
2028	55	840,106	11.1%	49,175,905	11.3%	58.54
2029	49	643,455	8.5%	42,161,109	9.7%	65.52
2030	39	662,664	8.8%	43,478,449	10.0%	65.61
2031	17	122,021	1.6%	8,840,245	2.0%	72.45
2032	22	326,723	4.3%	24,101,729	5.5%	73.77
2033	18	194,949	2.6%	12,324,950	2.8%	63.22
2034	16	307,701	4.1%	21,263,418	4.9%	69.10
Thereafter	33	1,800,220	23.7%	119,811,284	27.5%	66.55
Total	489	7,567,569	100.0%	$435,868,869	100.0%	$65.00

Greater New York Metropolitan Area Office Properties

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet Expiring (2)	Percent of Portfolio Rentable Square Feet Expiring	Annualized Rent (3)	Percent of Annualized Rent	Annualized Rent Per Rentable Square Foot
Available	—	70,732	25.1%	$—	—%	$—
Signed leases not commenced	1	4,910	1.6%	—	—%	—
Fourth quarter 2024(4)	—	—	—%	—	—%	—
2025	3	16,474	5.8%	855,995	7.3%	51.96
2026	1	23,268	8.2%	1,418,307	12.1%	60.96
2027	4	21,546	7.6%	1,214,965	10.4%	56.39
2028	2	11,480	4.1%	647,970	5.5%	56.44
2029	2	12,183	4.3%	703,884	6.0%	57.78
2030	3	29,062	10.3%	1,787,898	15.2%	61.52
2031	1	15,030	5.4%	820,187	7.0%	54.57
2032(6)	2	7,281	2.6%	430,652	3.7%	59.15
2033	1	63,173	22.4%	3,480,347	29.7%	55.09
2034	—	—	—%	—	—%	—
Thereafter	1	7,137	2.6%	367,556	3.1%	51.50
Total	21	282,276	100.0%	$11,727,761	100.0%	$56.76
Retail Properties

Year of Lease Expiration	Number of Leases Expiring (1)	Rentable Square Feet Expiring (2)	Percent of Portfolio Rentable Square Feet Expiring	Annualized Rent (3)	Percent of Annualized Rent	Annualized Rent Per Rentable Square Foot
Available	—	45,166	5.9%	$—	—%	$—
Signed leases not commenced	6	28,095	3.7%	—	—%	—
Fourth quarter 2024(4)	—	—	—%	—	—%	—
2025	4	17,837	2.3%	1,245,083	1.3%	69.80
2026	9	77,159	10.1%	4,842,842	5.0%	62.76
2027	7	61,806	8.1%	8,425,705	8.7%	136.33
2028	4	8,892	1.2%	1,821,647	1.9%	204.86
2029	12	134,843	17.6%	24,978,213	25.9%	185.24
2030	12	77,142	10.0%	11,729,500	12.2%	152.05
2031	9	68,190	8.9%	12,796,349	13.3%	187.66
2032	5	31,287	4.1%	2,823,715	2.9%	90.25
2033	14	44,520	5.8%	6,791,478	7.1%	152.55
2034	6	24,208	3.1%	3,399,270	3.5%	140.42
Thereafter	12	147,294	19.2%	17,512,756	18.2%	118.90
Total	100	766,439	100.0%	$96,366,558	100.0%	$139.02
(1)If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.
(2)Excludes (i) 195,410 square feet of space across the Company's portfolio attributable to building management use and tenant amenities, (ii) 85,334 square feet of space attributable to the Company's Observatory, and (iii) square footage related to the Company's residential units.
(3)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(4)Represents leases that are included in occupancy as of December 31, 2024 and expire on December 31, 2024.
(5)Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and Observatory operations.
(6)Includes a telecom lease with no square footage.
Portfolio Transaction Activity
On March 28, 2024, we executed a buyout of the 10% non-controlling interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-place debt and now own 100% of the ownership interests in these assets.

In September and October 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $195.0 million.
In September 2024, we entered into an agreement to acquire an additional retail asset on North 6th Street in Williamsburg, Brooklyn for approximately $30.0 million. This acquisition is subject to customary closing conditions. The acquisition is anticipated to close in mid-2025.
Net Operating Income ("NOI") from our office, retail, multifamily, and Observatory operations were approximately 58%, 12%, 5%, and 25% of total NOI, respectively, after the effect of the 2024 acquisitions, annualized based on fourth quarter results, and the removal of First Stamford Place NOI. See Part II, ITEM 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations — Net Operating Income" for the definition of NOI and a reconciliation to net income, the most directly comparable GAAP measure, to NOI.
Refer to "Financial Statements — Note 3 Acquisitions and Dispositions" in this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
Refer to “Financial Statements — Note 9 Commitments and Contingencies” in this Annual Report on Form 10-K for a description of any pending legal proceedings.
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
On February 26, 2025, the last sales price for our Class A common stock on the NYSE was $8.98 per share.
Holders
As of February 26, 2025, we had 537 registered holders of our Class A common stock and 528 registered holders of our Class B common stock. As of February 26, 2025, we had approximately 546 registered holders of Series PR OP Units, 766 registered holders of Series ES OP Units, 219 registered holders of Series 60 OP Units and 170 registered holders of Series 250 OP Units. Certain shares of common stock and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares of common stock and OP Units is not known or included in the foregoing totals.
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

We declared dividends of $0.035 per share for each quarter of 2024, which equates to an annualized rate of $0.14 per share.
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
Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. Dividends paid in 2024 of $0.14 per share are classified for income tax purposes 100.0% as taxable ordinary dividends eligible for the Section 199A deduction and 0% as a return of capital.
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on our Class A common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the MSCI US REIT Index and the FTSE NAREIT Equity REIT Office Index. The graph assumes that $100.00 was invested on December 31, 2019 and dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Class A common stock will continue in line with the same or similar trends depicted in the graph below.

250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Empire State Realty Trust, Inc.
S&P 500 Index
MSCI US REIT Index
FTSE NAREIT Equity REIT Office Index

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Empire State Realty Trust, Inc.	$100.00	$68.49	$66.07	$51.00	$74.64	$80.60
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
MSCI US REIT Index	$100.00	$92.43	$132.23	$99.82	$113.54	$123.47
FTSE NAREIT Equity REIT Office Index	$100.00	$81.56	$99.51	$62.07	$63.34	$76.95
The graph is not deemed incorporated by reference into any filing made under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act regardless of any general statement regarding incorporation by reference in any such filing and is not otherwise deemed filed under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities
Not applicable.
Repurchases of Equity Securities Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of December 31, 2024, we had $500.0 million remaining of the authorized repurchase amount.

There were no repurchases of equity securities during the three-month period ended December 31, 2024 under this repurchase program. See "Financial Statements — Note 10 Equity" in this Annual Report on Form 10-K.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to "we," "our," and "us" refer to our Company and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 and the notes related thereto which are included in this Annual Report on Form 10-K.
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
Overview
2024 Highlights
•Net income attributable to common stockholders of $47.4 million.
•Core Funds From Operations ("Core FFO") of $256.2 million attributable to common stockholders and the operating partnership.
•Signed a total of 1,324,824 rentable square feet of new, renewal and expansion leases.

Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2024 and 2023. For a discussion of our 2022 financial results as compared to our 2023 financial results, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
The following table summarizes the historical results of operations:

	Years Ended December 31,
	2024			2023			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$614,596	$—	$614,596	$597,319	$—	$597,319	$17,277	2.9%
Observatory revenue	—	136,377	136,377	—	129,366	129,366	7,011	5.4%
Lease termination fees	4,771	—	4,771	—	—	—	4,771	N/A
Third-party management and other fees	1,170	—	1,170	1,351	—	1,351	(181)	(13.4)%
Other revenues and fees	11,009	—	11,009	11,536	—	11,536	(527)	(4.6)%
Total revenues	631,546	136,377	767,923	610,206	129,366	739,572	28,351	3.8%
Operating expenses:
Property operating expenses	179,175	—	179,175	167,324	—	167,324	(11,851)	(7.1)%
Ground rent expenses	9,326	—	9,326	9,326	—	9,326	—	—%
General and administrative expenses	70,234	—	70,234	63,939	—	63,939	(6,295)	(9.8)%
Observatory expenses	—	36,834	36,834	—	35,265	35,265	(1,569)	(4.4)%
Real estate taxes	128,826	—	128,826	127,101	—	127,101	(1,725)	(1.4)%
Depreciation and amortization	184,667	151	184,818	189,762	149	189,911	5,093	2.7%
Total operating expenses	572,228	36,985	609,213	557,452	35,414	592,866	(16,347)	(2.8)%
Operating income	59,318	99,392	158,710	52,754	93,952	146,706	12,004	8.2%
Intercompany rent income (expense)	83,477	(83,477)	—	80,514	(80,514)	—	—	—%
Other income (expense):
Interest income	20,853	445	21,298	14,936	200	15,136	6,162	40.7%
Interest expense	(105,239)	—	(105,239)	(101,484)	—	(101,484)	(3,755)	(3.7)%
Interest expense associated with property in receivership	(4,471)	—	(4,471)	—	—	—	(4,471)	N/A
Loss on early extinguishment of debt	(553)	—	(553)	—	—	—	(553)	N/A
Gain on disposition of properties	13,302	—	13,302	26,764	—	26,764	(13,462)	(50.3)%
Income before income taxes	66,687	16,360	83,047	73,484	13,638	87,122	(4,075)	(4.7)%
Income tax expense	(413)	(2,275)	(2,688)	(552)	(2,163)	(2,715)	27	1.0%
Net income	66,274	14,085	80,359	72,932	11,475	84,407	(4,048)	(4.8)%
Net income attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(28,713)	—	(28,713)	(31,094)	—	(31,094)	2,381	7.7%
Non-controlling interests in other partnerships	(4)	—	(4)	(68)	—	(68)	64	94.1%
Private perpetual preferred unit distributions	(4,201)	—	(4,201)	(4,201)	—	(4,201)	—	—%
Net income attributable to common shareholders	$33,356	$14,085	$47,441	$37,569	$11,475	$49,044	$(1,603)	(3.3)%

Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher occupancy and higher operating and real estate tax expense escalations driving a $29.6 million increase during the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023. The increases were partially offset by a net $14.2 million decrease in revenue from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and maintenance costs, cleaning costs, and payroll costs in 2024 relating to increased building utilization and certain local law compliance costs.
Real Estate Taxes
The increase in real estate taxes was primarily attributable to a $4.6 million increase in real estate tax expense due to higher assessed values for multiple properties, partially offset by a net $2.9 million decrease from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization is lower for the year ended December 31, 2024 than for the year ended December 31, 2023 primarily due to disposition activity during the comparative period.
Interest Income
The increase in interest income reflects larger cash balances in the year ended December 31, 2024 compared to the year ended December 31, 2023.
Interest Expense
The increase in interest expense reflects interest on new debt instruments in the year ended December 31, 2024, partially offset by the interest expense on debt associated with First Stamford Place being recognized separately as interest expense associated with property in receivership. See "Financial Statements — Note 5. Debt" in this Annual Report on Form 10-K.
Gain on Sale/Disposition of Property
The gain on disposition activity for the year ended December 31, 2024 relates to the derecognition of assets and certain liabilities in connection with the consensual foreclosure of First Stamford Place in Stamford, Connecticut as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K. The gain on disposition activity for the year ended December 31, 2023 relates to the dispositions of 500 Mamaroneck in Harrison, New York in April 2023 and 69-97 and 103-107 Main Street in Westport, Connecticut in February 2023.
Observatory Segment
Observatory Revenue
Observatory revenues were higher driven by increased revenue per visitor from pricing increases during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Observatory Expenses
The increase in Observatory expenses was driven by increased incremental costs such as labor, marketing and maintenance costs.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand, cash generated from our operating activities, debt issuances and unused borrowing capacity under our unsecured revolving credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash on hand, debt issuances, and available borrowing capacity under our unsecured revolving credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use. See ITEM 1A. "Risk Factors — Risks Relating to Our Indebtedness and Liquidity" in this Annual Report on Form 10-K for more information.
At December 31, 2024, we had approximately $385.5 million available in cash and cash equivalents and there was $500.0 million available under our unsecured revolving credit facility.
At December 31, 2024, we had approximately $2.3 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.27% and a weighted average maturity of 5.2 years. As of December 31, 2024, excluding debt amortization, we have a debt maturity of $100.0 million in March 2025, $225.0 million in 2026, $155.0 million in 2027, $146.1 million in 2028, $441.6 million in 2029, and $1.2 billion thereafter. As of December 31, 2024, interest expense obligations and debt amortization from 2025 through 2029 and thereafter amount to $506.0 million and $34.0 million, respectively.
In connection with our three ground leases (i.e. long-term leaseholds of the land and the improvements) at 1350 Broadway, 111 West 33rd Street and 1400 Broadway, we also have contractual rent obligations totaling $66.8 million as of December 31, 2024, of which $7.5 million is due within the next five years.
Portfolio Transaction Activity
Refer to Part I. ITEM 2. "Properties - Portfolio Transaction Activity" for a summary of our portfolio transaction activity.
Refer to "Financial Statements - Note 3 Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Unsecured Revolving Credit and Term Loan Facilities
In March 2024, we closed on a $715.0 million, five-year unsecured credit agreement which consists of a $620.0 million revolver and a $95.0 million term loan facility, each of which mature on March 8, 2029, inclusive of the extension periods. See "Financial Statements — Note 5 Debt" in this Annual Report on Form 10-K for a summary of our unsecured revolving credit and term loan facilities.
Financial Covenants
As of December 31, 2024, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	December 31, 2024	In Compliance
Maximum total leverage	< 60%	33.2%	Yes
Maximum secured leverage	< 40%	11.7%	Yes
Minimum fixed charge coverage	> 1.50x	2.8x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.6x	Yes
Maximum unsecured leverage	< 60%	25.4%	Yes

Mortgage Debt
As of December 31, 2024, mortgage notes payable, net, amounted to $692.2 million. We have no mortgage debt maturity until April 2026.
In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. In May 2024, the First Stamford Place property was placed in receivership and accordingly, we reclassified the related debt and applicable accrued interest to debt associated with property under receivership and accrued interest associated with property in receivership, respectively, in our consolidated balance sheet. As of December 31, 2024, this debt consists of a $164.0 million mortgage loan bearing interest at 4.09% and a $11.9 million loan bearing interest at 6.25%. In connection with this we recorded a contract asset which represents the amount of obligation we expect to be released upon the final resolution of the foreclosure process on the First Stamford Place property. Subsequent to year end, in February 2025, title of the property was transferred to the mortgage lender and we were released of our mortgage obligation.
In July 2024, we executed an agreement for the refinance of the mortgage for the Metro Center property that was due to mature in November 2024. Beginning in November 2024, the new loan balance of $71.6 million is interest-only at an interest rate of 3.59%, with a four-year term plus a one-year extension option.
See "Financial Statements — Note 5 Debt" in this Annual Report on Form 10-K for more information on mortgage debt.
Senior Unsecured Notes
On June 17, 2024, we closed on the issuance and sale of an aggregate $225.0 million principal amount of notes, consisting of (a) $155.0 million aggregate principal amount of 7.20% Series I Green Guaranteed Senior Notes due June 17, 2029, (b) $45.0 million aggregate principal amount of 7.32% Series J Green Guaranteed Senior Notes due June 17, 2031 and (c) $25.0 million aggregate principal amount of 7.41% Series K Green Guaranteed Senior Notes due June 17, 2034.
See "Financial Statements — Note 5 Debt" in this Annual Report on Form 10-K for more information on senior unsecured notes.
Leverage Policies
We expect to employ leverage in our capital structure in amounts determined from time to time by our Board of Directors. In the evaluation of our level of indebtedness, our Board of Directors will consider a number of factors including the mix of recourse or non-recourse debt and cross-collateralized debt, mix of fixed or floating rate debt, and cost of leverage. Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken. Our overall leverage will depend on our mix of investments and the cost of leverage. Our Board of Directors may from time to time modify our leverage policies in light of the then-current economic conditions, access to and relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. See ITEM 1A. "Risk Factors — Risks Relating to Our Indebtedness and Liquidity" in this Annual Report on Form 10-K for more information.
Capital Expenditures
The following tables summarize our tenant improvement costs, leasing commission costs and our capital expenditures for each of the periods presented (dollars in thousands, except per square foot amounts).

Office Properties(1)(2)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals(3)	2024	2023	2022
Number of leases signed(4)	102	85	133

Total square feet	1,300,584	960,192	1,176,172
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$70.07	$63.45	$58.06
Weighted average annualized cash rent per square foot for previous leases	66.44	57.95	55.43
Increase in mark-to-market rent	$3.63	$5.50	$2.63

Leasing commission costs per square foot(5)	$19.46	$19.51	$18.49
Tenant improvement costs per square foot(5)	55.98	79.30	51.92
Total leasing commissions and tenant improvement costs per square foot(5)	$75.44	$98.81	$70.41
Retail Properties(2)(6)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals(3)	2024	2023	2022
Number of leases signed(4)	9	8	14

Total square feet	24,240	21,715	47,153
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$181.95	$148.89	$139.75
Weighted average annualized cash rent per square foot for previous leases	241.65	209.88	158.89
Decrease in mark-to-market rent	$(59.70)	$(60.99)	$(19.14)

Leasing commission costs per square foot(5)	$74.29	$54.62	$62.30
Tenant improvement costs per square foot(5)	35.87	38.57	55.13
Total leasing commissions and tenant improvement costs per square foot(5)	$110.16	$93.19	$117.43
_______________
(1)Excludes an aggregate of 475,744, 498,682, and 499,012 rentable square feet of retail space in our Manhattan office properties in 2024, 2023 and 2022, respectively.
(2)The tables above exclude our multifamily properties.
(3)Beginning in 2024, the number of leases signed include "Early Renewals" which are leases signed over two years prior to the lease expiration. Amounts for number of leases signed, total square feet, leasing commission costs per square foot and tenant improvement costs per square foot have been adjusted to include the impact of early renewals for the twelve months ended December 31, 2023 and 2022.
(4)Presents a renewed and expansion lease as one lease signed.
(5)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(6)Includes an aggregate of 475,744, 498,682, and 499,012 rentable square feet of retail space in our Manhattan office properties in 2024, 2023 and 2022, respectively.

(amounts in thousands)	Years Ended December 31,
Total Commercial Portfolio	2024	2023	2022
Capital expenditures (1)	$72,899	$55,385	$38,445
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of December 31, 2024, we expect to incur additional costs relating to obligations under signed new leases of approximately $130.8 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
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
We declared dividends of $0.035 per share for each quarter of 2024, which equates to an annualized rate of $0.14 per share. The Board of Directors will continue its regular review of its dividend and capital allocation policies at each Board meeting.
Distribution to Equity Holders
Distributions and dividends have been made to equity holders in 2022, 2023 and 2024 as follows (amounts in thousands):

Year ended December 31, 2022	42,786
Year ended December 31, 2023	41,323
Year ended December 31, 2024	42,490
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of December 31, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the twelve months ended December 31, 2024.
The following table summarizes our purchases of equity securities for the year ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
Year ended December 31, 2024	—	$—	—	$500,000,000
Cash Flows
Comparison of Year Ended December 31, 2024 to the Year Ended December 31, 2023
Net cash. Cash and cash equivalents and restricted cash were $429.3 million and $407.0 million as of December 31, 2024 and 2023, respectively. The increase was primarily due to new financings in 2024 and changes in working capital less the cash used for the acquisition of a portfolio of retail assets on North 6th Street in Williamsburg, Brooklyn.
Operating activities. Net cash provided by operating activities increased by $28.4 million to $260.9 million due to increased Observatory operating income, increased rental revenues in excess of property operating expenses and changes in working capital.
Investing activities. Net cash used in investing activities increased by $319.8 million to $397.1 million primarily due to the acquisition of a portfolio of retail assets on North 6th Street in Williamsburg, Brooklyn and capital expenditures.
Financing activities. Net cash provided by financing activities increased by $221.4 million to $158.6 million primarily due to the funding of senior unsecured notes during the year.

Net Operating Income
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI:

	Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Net income	$80,359	$84,407	$63,212
Add:
General and administrative expenses	70,234	63,939	61,765
Depreciation and amortization	184,818	189,911	216,894
Interest expense	105,239	101,484	101,206
Interest expense associated with property in receivership	4,471	—	—
Loss on early extinguishment of debt	553	—	—
Income tax expense	2,688	2,715	1,546
Less:
Gain on sale/disposition of properties	(13,302)	(26,764)	(33,988)
Third-party management and other fees	(1,170)	(1,351)	(1,361)
Interest income	(21,298)	(15,136)	(4,948)
Net operating income	$412,592	$399,205	$404,326

Other Net Operating Income Data
Straight-line rental revenue	$11,283	$19,563	$24,562
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$2,177	$2,416	$4,758
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

Funds From Operations
We present below a discussion of Funds From Operations ("FFO"). We compute FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts, or NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-off of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO is a widely recognized non-GAAP financial measure for REITs that we believe, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, we believe FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results of operations, the utility of FFO as a measure of performance is limited. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another.
Modified Funds From Operations
Modified Funds From Operations ("Modified FFO") adds back an adjustment for any below-market ground lease amortization to traditionally defined FFO. We believe this is a useful supplemental measure in evaluating our operating performance due to the non-cash accounting treatment under GAAP, which stems from the third quarter 2014 acquisition of two option properties following our formation transactions as they carry significantly below market ground leases, the amortization of which is material to our overall results. We present Modified FFO because we believe it is an important supplemental measure of our operating performance in that it adds back the non-cash amortization of below-market ground leases. There can be no assurance that Modified FFO presented by us is comparable to similarly titled measures of other REITs. Modified FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Modified FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Net income	$80,359	$84,407	$63,212
Non-controlling interests in other partnerships	(4)	(68)	243
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Real estate depreciation and amortization	180,513	184,633	210,522
Gain on sale/disposition of properties	(13,302)	(26,764)	(33,988)
Funds from operations attributable to common stockholders and the Operating Partnership	243,365	238,007	235,788
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and the Operating Partnership	251,196	245,838	243,619
Interest expense associated with property in receivership	4,471	—	—
Loss on early extinguishment of debt	553	—	—
Core funds from operations attributable to common stockholders and the Operating Partnership	$256,220	$245,838	$243,619

Weighted average shares and Operating Partnership units
Basic	264,706	263,226	268,337
Diluted	269,019	265,633	269,948
Critical Accounting Estimates
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
We performed our annual goodwill testing in October 2024, where we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the Observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples, EBITDA multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. The quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods.
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
Accounting Standards Update
See "Financial Statements — Note 2 Summary of Significant Accounting Policies" in this Annual Report on Form 10-K for information about recently issued and recently adopted accounting standards.

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
As of December 31, 2024, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $664.0 million and which mature between March 19, 2025 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $13.1 million and are included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2024.
As of December 31, 2024, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 4.27% per annum, each with maturities at various dates through March 17, 2035.
As of December 31, 2024, the fair value of our outstanding debt was approximately $2.1 billion which was approximately $153.4 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the "Exchange Act" that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2024, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
As previously reported in our 2023 Annual Report on Form 10-K/A, management identified a material weakness in the design of certain IT general controls ("ITGCs"). During the year ended December 31, 2024, we (i) enhanced our control activities around change monitoring to detect if any changes were made outside of the Company's established change control processes across all relevant IT components, and (ii) implemented additional controls to manage the appropriate assignment and maintenance of permission configurations within access groups and the users they are assigned to. We tested the enhanced control activities for the period ended December 31, 2024 and management has concluded, through its testing, that the controls were operating effectively and the material weakness was remediated as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the material weakness noted above, no significant changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(a) Management's Report on Internal Control Over Financial Reporting
Management of Empire State Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13(a)-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 as required by Rule 13(a)-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which appears in paragraph (b) of this ITEM 9A.
(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Empire State Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
New York, New York
February 28, 2025
ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by ITEM 10 will be set forth in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (which is scheduled to be held on May 15, 2025), to be filed pursuant to Regulation 14A under the Exchange Act, or our Proxy Statement, and is incorporated herein by reference.

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. We also follow procedures for the repurchase of our securities. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by ITEM 11 will be set forth in our Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by ITEM 12 will be set forth in our Proxy Statement and is incorporated herein by reference.
Securities Authorized For Issuance Under Equity Compensation Plans
On May 9, 2024, the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan (the “2024 Plan”) was approved by our shareholders. The 2024 Plan provides for grants to directors, employees and consultants of our Company and Operating Partnership, including options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents and other equity-based awards, including LTIP units, and replaced the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2019 Equity Incentive Plan ("2019 Plan", and collectively with the 2024 Plan, the "Plans"). The shares of Class A common stock underlying any awards under the Plans that are forfeited, canceled or otherwise terminated, other than by exercise, will be added back to the shares of Class A common stock available for issuance under the 2024 Plan. For a further discussion of the Plans, see "Financial Statements — Note 10 Equity" in this Annual Report on Form 10-K.
The following table presents certain information about our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Equity compensation plans approved by securityholders (1)	N/A	N/A	10,858,441	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	10,858,441
______________

(1)These consist of the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan and the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2019 Equity Incentive Plan.
(2)The number of securities remaining available for future issuance consists of shares remaining available for issuance under the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan adjusted for awards that have been forfeited, canceled or otherwise terminated, other than by exercise under the Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan and the First Amended and Restated Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. 2019 Equity Incentive Plan.
As of December 31, 2024, we have issued 1,370,353 shares of restricted stock and 18,116,842 LTIP units under the Plans, including the Empire State Realty OP, L.P. 2013 Equity Incentive Plan, since 2013.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by ITEM 13 will be set forth in our Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2024 on page F-41.
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

10.8
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated August 26, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 26, 2014.

10.9
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Empire State Realty OP, L.P., dated December 6, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on December 12, 2019.

10.10
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated October 7, 2013, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed with the SEC on November 12, 2013.

10.11
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

10.17
Indemnification Agreement among Empire State Realty Trust, Inc. and Christina Chiu, dated April 20, 2020 incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed with the SEC on May 6, 2020.

10.18
Indemnification Agreement among Empire State Realty Trust, Inc. and Stephen V. Horn, dated February 20, 2024, incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K/A filed with the SEC on October 8, 2024.

10.19
Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Stephen V. Horn, dated February 20, 2024, incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K/A filed with the SEC on October 8, 2024.

10.20+
Amended and Restated Change in Control Severance Agreement between Empire State Realty Trust, Inc. and Thomas P. Durels, dated April 5, 2016, incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-Q filed with the SEC on May 5, 2016.

10.21
Note Purchase Agreement, dated March 27, 2015, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on March 30, 2015.

10.22
Registration Rights Agreement among Empire State Realty Trust, Inc. and the persons named therein, dated July 15, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on July 21, 2014.

10.23
Form of Asset and Property Management Agreement, incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.

10.24	Form of Services Agreement, incorporated by reference to Exhibit 10.19 to Amendment No. 6 to the Registrant's Form S-11 (Registration No. 333-179485), filed with the SEC on September 6, 2013.
10.25
Stockholders Agreement dated as of August 23, 2016, by and between Empire State Realty Trust, Inc. and Q REIT Holding LLC, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on August 23, 2016.

10.26
Registration Rights Agreement dated as of August 23, 2016, by and between Empire State Realty Trust, Inc. and Q REIT Holding LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on August 23, 2016.

10.27
Note Purchase Agreement, dated December 13, 2017, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 14, 2017.

10.28+
Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on April 4, 2019.

10.29+	Form of Restricted Stock Agreement (Time Based), incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-231544), filed with the SEC on May 16, 2019.
10.30+	Form of LTIP Agreement (Performance- Based), incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-231544), filed with the SEC on May 16, 2019.
10.31+	Form of LTIP Agreement (Time-Based), incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-231544), filed with the SEC on May 16, 2019.
10.32
Empire State Realty OP, L.P., Empire State Realty Trust, Inc. $100,000,000 3.61% Series G Senior Notes due March 17, 2032, $75,000,000 3.73% Series H Senior Notes due March 17, 2035 Note Purchase Agreement dated March 17, 2020 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 23, 2020.

10.33+
First Amended and Restated Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan As Amended and Restated as of July 13, 2020 incorporated by reference to Exhibit 10.6 to Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 10, 2020.

10.34+	Form of LTIP Agreement (Executive Officer, Time Based) incorporated by reference to Exhibit 10.1 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
10.35+	Form of LTIP Agreement (Executive Officer, Performance Based) incorporated by reference to Exhibit 10.2 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
10.36+	Form of LTIP Agreement (Executive Officer or Director, Immediate Vest) incorporated by reference to Exhibit 10.3 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
10.37+	Form of LTIP Agreement (Director, Time-Based) incorporated by reference to Exhibit 10.4 to the Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 5, 2021.
10.38
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

10.39
Second Amended and Restated Credit Agreement, dated March 8, 2024, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Bank of America, N.A., as administrative agent and the lenders and letter of credit issuers party thereto incorporated by reference to Exhibit 10.1 to the Empire State Realty Trust Form 10-Q filed with the SEC on May 7, 2024.

10.40
Third Amendment to Credit Agreement, dated March 13, 2024, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., the subsidiary guarantors party thereto, Wells Fargo National Association, as administrative agent and the lenders party thereto incorporated by reference to Exhibit 10.2 to the Empire State Realty Trust Form 10-Q filed with the SEC on May 7, 2024.

10.41
Note Purchase Agreement, dated April 10, 2024, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 11, 2024).

10.42+
Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on March 28, 2024.

10.43+	Form of Restricted Stock Agreement (Time-Based), incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.
10.44+	Form of LTIP Agreement (Director, Time-Based), incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.
10.45+
Form of LTIP Agreement (Executive Officer or Director, Immediate Vest), incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.46+
Form of LTIP Agreement (Executive Officer, Performance-Based) , incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.47+
Form of LTIP Agreement (Executive Officer, Time-Based), incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.48+
Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated September 20, 2024, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on September 23,2024.

10.49+
First Amendment to Third Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated December 11, 2024, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 11, 2024.

10.50+
Employment Agreement between Empire State Realty Trust, Inc. and Christina Chiu, dated December 11, 2024, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on December 11, 2024.

19.1*	Insider Trading Policy of Empire State Realty Trust, Inc.
21.1*	Subsidiaries of Registrant
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Clawback Policy of Empire State Realty Trust, Inc., incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K/A filed with the SEC on October 8, 2024.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
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
EMPIRE STATE REALTY TRUST, INC.
Date: February 28, 2025                             By:/s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2025
Anthony E. Malkin
(Principal Executive Officer)

/s/ Christina Chiu	President	February 28, 2025
Christina Chiu

/s/ Stephen V. Horn	Executive Vice President, Chief Financial Officer & Chief Accounting Officer	February 28, 2025
Stephen V. Horn
(Principal Financial and Accounting Officer)

/s/ Thomas J. DeRosa	Director	February 28, 2025
Thomas J. DeRosa

/s/ Steven J. Gilbert	Lead Independent Director	February 28, 2025
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 28, 2025
S. Michael Giliberto

/s/ Patricia S. Han	Director	February 28, 2025
Patricia S. Han

/s/ Grant H. Hill	Director	February 28, 2025
Grant H. Hill

/s/ R. Paige Hood	Director	February 28, 2025
R. Paige Hood

/s/ James D. Robinson IV	Director	February 28, 2025
James D. Robinson IV

/s/ Christina Van Tassell	Director	February 28, 2025
Christina Van Tassell

/s/ Hannah Yang	Director	February 28, 2025
Hannah Yang

EMPIRE STATE REALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire State Realty Trust, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Valuation of goodwill – observatory
Description of the Matter	At December 31, 2024, the Company’s goodwill related to the Observatory reporting unit was $227.5 million as disclosed in Note 4 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if there are indicators of impairment.

The Company performed its annual impairment testing as of October 1, 2024 and engaged a third-party valuation specialist to perform valuation procedures.

Auditing management’s goodwill impairment test was subjective due to the judgmental nature of the weighted average cost of capital (WACC) assumption, which is affected by expectations about future performance of the Company and economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the assumption described above.

To test the estimated fair value of the Company’s Observatory reporting unit, we performed audit procedures that included, among other procedures, assessing the methodologies and testing the calculation of the WACC, including its utilization in the Company’s fair value estimate of goodwill. We involved internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the WACC using observable Company and market-specific data. We compared the assumptions used by management in the calculation of the WACC to current industry and economic trends, historical performance, and other relevant factors, and performed sensitivity analyses to evaluate the changes in the fair value of the Observatory reporting unit that would result from changes in the WACC.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, New York
February 28, 2025

Empire State Realty Trust, Inc.
Consolidated Balance Sheets

(amounts in thousands, except per share amounts)	December 31, 2024	December 31, 2023
ASSETS
Commercial real estate properties, at cost:
Land	$386,423	$366,357
Development costs	8,187	8,178
Building and improvements	3,392,043	3,280,657
	3,786,653	3,655,192
Less: accumulated depreciation	(1,274,193)	(1,250,062)
Commercial real estate properties, net	2,512,460	2,405,130
Contract asset	170,419	—
Cash and cash equivalents	385,465	346,620
Restricted cash	43,837	60,336
Tenant and other receivables	31,427	39,836
Deferred rent receivables	247,754	255,628
Prepaid expenses and other assets	101,852	98,167
Deferred costs, net	183,987	172,457
Acquired below-market ground leases, net	313,410	321,241
Right of use assets	28,197	28,439
Goodwill	491,479	491,479
Total assets	$4,510,287	$4,219,333
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	692,176	877,388
Senior unsecured notes, net	1,197,061	973,872
Unsecured term loan facilities, net	268,731	389,286
Unsecured revolving credit facility	120,000	—
Debt associated with property in receivership	177,667	—
Accrued interest associated with property in receivership	5,433	—
Accounts payable and accrued expenses	132,016	99,756
Acquired below-market leases, net	19,497	13,750
Ground lease liabilities	28,197	28,439
Deferred revenue and other liabilities	62,639	70,298
Tenants’ security deposits	24,908	35,499
Total liabilities	2,728,325	2,488,288
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000 shares authorized, 166,405 and 162,062 shares issued and outstanding in 2024 and 2023, respectively	1,664	1,621
Class B common stock, $0.01 par value per share, 50,000 shares authorized, 978 and 984 shares issued and outstanding in 2024 and 2023, respectively	10	10
Additional paid-in capital	1,077,976	1,060,969
Accumulated other comprehensive income	9,934	6,026
Retained deficit	(58,888)	(83,108)
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,030,696	985,518
Non-controlling interests in Operating Partnership	721,326	700,180
Non-controlling interests in other partnerships	—	15,407
Private perpetual preferred units:
Series 2019 Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664 issued and outstanding in 2024 and 2023	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560 issued and outstanding in 2024 and 2023	8,004	8,004
Total equity	1,781,962	1,731,045
Total liabilities and equity	$4,510,287	$4,219,333

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2024	2023	2022
Revenues:
Rental revenue	$614,596	$597,319	$591,048
Observatory revenue	136,377	129,366	105,978
Lease termination fees	4,771	—	20,032
Third-party management and other fees	1,170	1,351	1,361
Other revenue and fees	11,009	11,536	8,622
Total revenues	767,923	739,572	727,041
Operating expenses:
Property operating expenses	179,175	167,324	157,935
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	70,234	63,939	61,765
Observatory expenses	36,834	35,265	31,036
Real estate taxes	128,826	127,101	123,057
Depreciation and amortization	184,818	189,911	216,894
Total operating expenses	609,213	592,866	600,013
Total operating income	158,710	146,706	127,028
Other income (expense):
Interest income	21,298	15,136	4,948
Interest expense	(105,239)	(101,484)	(101,206)
Interest expense associated with property in receivership	(4,471)	—	—
Loss on early extinguishment of debt	(553)	—	—
Gain on disposition of properties	13,302	26,764	33,988
Income before income taxes	83,047	87,122	64,758
Income tax expense	(2,688)	(2,715)	(1,546)
Net income	80,359	84,407	63,212
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Net (income) loss attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(28,713)	(31,094)	(22,812)
Non-controlling interests in other partnerships	(4)	(68)	243
Net income attributable to common stockholders	$47,441	$49,044	$36,442

Total weighted average shares:
Basic	164,902	161,122	165,039
Diluted	269,019	265,633	269,948

Earnings per share attributable to common stockholders:
Basic	$0.29	$0.30	$0.22
Diluted	$0.28	$0.30	$0.22
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Net income	$80,359	$84,407	$63,212
Other comprehensive income (loss):
Unrealized gain on valuation of interest rate swap agreements	13,769	5,581	40,044
Amount reclassified into interest expense	(7,111)	(7,819)	7,230
Other comprehensive income (loss)	6,658	(2,238)	47,274
Comprehensive income	87,017	82,169	110,486
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(32,918)	(35,363)	(26,770)
Other comprehensive (income) loss attributable to non-controlling interests	(2,420)	1,060	(19,573)
Comprehensive income attributable to common stockholders	$51,679	$47,866	$64,143
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Stockholders' Equity

(Amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2021	169,221	$1,692	996	$10	$1,150,884	$(20,848)	$(133,610)	$998,128	$656,264	$29,940	$1,684,332
Conversion of operating partnership units and Class B shares to Class A shares	2,304	23	(6)	—	4,277	195	—	4,495	(4,495)	—	—
Repurchases of common shares	(11,571)	(116)	—	—	(100,869)	—	10,809	(90,176)	—	—	(90,176)
Contributions to consolidated joint venture interests	—	—	—	—	—	—	—	—	224	—	224
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	20,117	—	20,117
Restricted stock, net of forfeitures	185	2	—	—	892	—	—	894	—	—	894
Dividends and distributions	—	—	—	—	—	—	(23,109)	(23,109)	(15,476)	(4,201)	(42,786)
Net income	—	—	—	—	—	—	36,442	36,442	22,569	4,201	63,212
Other comprehensive income	—	—	—	—	—	27,701	—	27,701	19,573	—	47,274
Balance at December 31, 2022	160,139	$1,601	990	$10	$1,055,184	$7,048	$(109,468)	$954,375	$698,776	$29,940	$1,683,091
Conversion of operating partnership units and Class B shares to Class A shares	3,762	38	(6)	—	17,477	156	—	17,671	(17,671)	—	—
Repurchases of common shares	(2,151)	(21)	—	—	(13,084)	—	—	(13,105)	—	—	(13,105)
Contributions to consolidated joint venture interests	—	—	—	—	—	—	—	—	187	—	187
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	18,631	—	18,631
Restricted stock, net of forfeitures	312	3	—	—	1,392	—	—	1,395	—	—	1,395
Dividends and distributions	—	—	—	—	—	—	(22,684)	(22,684)	(14,438)	(4,201)	(41,323)
Net income	—	—	—	—	—	—	49,044	49,044	31,162	4,201	84,407
Other comprehensive loss	—	—	—	—	—	(1,178)	—	(1,178)	(1,060)	—	(2,238)
Balance at December 31, 2023	162,062	$1,621	984	$10	$1,060,969	$6,026	$(83,108)	$985,518	$715,587	$29,940	$1,731,045
Conversion of operating partnership units and Class B shares to Class A shares	4,203	42	(6)	—	17,513	(2,249)	—	15,306	(15,306)	—	—
Acquisition of non-controlling interest in other partnership	—	—	—	—	(1,805)	1,919	—	114	(15,411)	—	(15,297)
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	20,387	—	20,387
Restricted stock, net of forfeitures	140	1	—	—	1,299	—	—	1,300	—	—	1,300
Dividends and distributions	—	—	—	—	—	—	(23,221)	(23,221)	(15,068)	(4,201)	(42,490)
Net income	—	—	—	—	—	—	47,441	47,441	28,717	4,201	80,359
Other comprehensive income	—	—	—	—	—	4,238	—	4,238	2,420	—	6,658
Balance at December 31, 2024	166,405	$1,664	978	$10	$1,077,976	$9,934	$(58,888)	$1,030,696	$721,326	$29,940	$1,781,962
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income	$80,359	$84,407	$63,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,818	189,911	216,894
Gain on sale/disposition of properties	(13,302)	(26,764)	(33,988)
Amortization of non-cash items within interest expense	8,631	9,089	9,799
Amortization of acquired above- and below-market leases, net	(2,177)	(2,415)	(4,759)
Amortization of acquired below-market ground leases	7,831	7,831	7,831
Straight-lining of rental revenue	(11,283)	(19,563)	(24,562)
Equity based compensation	21,696	20,026	21,011
Loss on early extinguishment of debt	553	—	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	(8,762)	10,486	(828)
Tenant and other receivables	6,885	(15,643)	(5,306)
Deferred leasing costs	(21,559)	(17,669)	(36,909)
Prepaid expenses and other assets	(5,770)	(5,186)	(2,263)
Accounts payable and accrued expenses	13,592	746	4,705
Deferred revenue and other liabilities	(620)	(2,765)	(3,664)
Net cash provided by operating activities	260,892	232,491	211,173
Cash Flows From Investing Activities
Acquisition of real estate property	(193,071)	(26,910)	(115,593)
Net proceeds from disposition of real estate	—	88,910	11,005
Acquisition of non-controlling interests in other partnerships	(14,226)	—	—
Reduction of cash from derecognition of property in receivership	(12,876)	—	—
Post-closing costs from a prior period sale of property	(4,034)	—	—
Additions to building and improvements	(172,906)	(139,328)	(126,268)
Development costs	(9)	(12)	(35)
Net cash used in investing activities	(397,122)	(77,340)	(230,891)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(11,864)	(8,632)	(7,504)
Proceeds from unsecured senior notes	225,000	—	—
Proceeds from unsecured term loan	95,000	—	—
Repayment of unsecured term loan	(215,000)	—	—
Proceeds from unsecured revolving credit facility	120,000	—	—
Contributions from consolidated joint ventures	—	187	224
Deferred financing costs	(12,070)	—	—
Repurchases of common shares	—	(13,105)	(90,176)
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Dividends paid to common stockholders	(23,221)	(22,684)	(23,109)
Distributions paid to non-controlling interests in the operating partnership	(15,068)	(14,438)	(15,476)
Net cash provided by (used in) financing activities	158,576	(62,873)	(140,242)
Net increase (decrease) in cash and cash equivalents and restricted cash	22,346	92,278	(159,960)
Cash and cash equivalents and restricted cash—beginning of period	406,956	314,678	474,638
Cash and cash equivalents and restricted cash—end of period	$429,302	$406,956	$314,678

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$346,620	$264,434	$423,695
Restricted cash at beginning of period	60,336	50,244	50,943
Cash and cash equivalents and restricted cash at beginning of period	$406,956	$314,678	$474,638

Cash and cash equivalents at end of period	$385,465	$346,620	$264,434
Restricted cash at end of period	43,837	60,336	50,244
Cash and cash equivalents and restricted cash at end of period	$429,302	$406,956	$314,678

Supplemental disclosures of cash flow information:
Cash paid for interest	$94,670	$92,000	$91,012
Cash paid for income taxes	$1,898	$1,390	$200

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$73,535	$51,815	$44,293
Write-off of fully depreciated assets	14,342	33,391	35,124
Derivative instruments at fair values included in prepaid expenses and other assets	13,098	11,800	17,902
Derivative instruments at fair values included in accounts payable and accrued expenses	—	85	—
Contract asset	170,419	—	—
Derecognition of property in receivership and other assets, net	(144,241)	—	—
Accrued interest associated with property in receivership	5,433	—	—
Conversion of operating partnership units and Class B shares to Class A shares	15,306	17,671	4,495
Transfer of assets related to assets held for sale	—	—	35,538
Transfer of liabilities related to assets held for sale	—	—	5,943
Mortgage assumed in connection with sale of real estate	—	—	30,117
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
Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory that was declared the #1 Attraction in the World - and the #1 Attraction in the U.S. for the third consecutive year – in Tripadvisor’s 2024 Travelers’ Choice Awards: Best of the Best Things to Do. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of December 31, 2024, our portfolio was comprised of approximately 7.8 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 732 residential units. Our office portfolio included 10 properties (including three long-term ground leasehold interests). Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet of office space and 0.5 million rentable square feet of retail space, including the Empire State Building. The remaining office property is located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to the Stamford office property that can support the development of either office or residential per local zoning. Our multifamily portfolio included 732 residential units in New York City.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "Offering"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2024, we owned approximately 61.1% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
We have two entities that elected to be treated as taxable REIT subsidiaries, or TRSs, and are owned by our Operating Partnership. The TRSs, through several wholly owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services, cafeteria, restaurant, health clubs, townhall and lounge, amenity center, and asset and property management services.
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
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. The Operating Partnership is a VIE of

ESRT. As the Operating Partnership is already consolidated in the financial statements of ESRT, the identification of this entity as a VIE has no impact on our consolidated financial statements. We also determined that the Operating Partnership has a variable interest in certain of the intermediary entities that hold title to the assets of the North 6th Street Collection acquired in 2024. The intermediary entities were utilized to execute like-kind exchanges and subsequent to December 31, 2024, most of the like-kind exchanges were completed and the intermediary entities assigned its ownership interests in these entities to the Operating Partnership. We had no VIEs as of December 31, 2023.
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
Revenue Recognition
Rental Revenue
Rental revenue includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease which includes the effects of rent steps and rent abatements under the leases. In general, we commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use. We account for all of our leases as operating leases and have elected not to separate non-lease components from lease components. Deferred rent receivables, including free rental periods and leasing arrangements allowing for increased base rent payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective non-cancellable lease terms. Differences between rental income recognized and amounts due under the respective lease agreements are recognized as an increase or decrease to deferred rent receivables.
In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in an index such as the Consumer Price Index over the index value in effect during a base year or contain fixed percentage increases over the base rent to cover escalations.
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
Observatory Revenue
Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2024 and 2023 was $1.9 million and $1.7 million, respectively, and is included in deferred revenue and other liabilities on the consolidated balance sheets.
Gains on Sale/Disposition of Real Estate
We record a gain on sale/disposition of real estate pursuant to provisions under Accounting Standards Codification (ASC) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We do not sell real estate within the ordinary course of our business and therefore, expect that sale transactions will not be contracts with customers. We will next determine whether we would have a controlling financial interest in the property after the sale. If we determine that we do not have a controlling financial interest in the real estate, we would evaluate whether a contract exists under ASC 606 Revenue from Contracts with Customers and whether the buyer has obtained control of the asset that was sold. We recognize the full gain on sale/disposition of real estate when the derecognition criteria under ASC 610-20 have been met.
Third-Party Management and Other Fees
We earn revenue arising from contractual agreements with related party entities for asset and property management services. This revenue is recognized as the related services are performed under the respective agreements in place.
Other Revenues and Fees
Other revenues and fees include parking income, legal, tax and insurance settlements, demand response energy use earnings and sales from our restaurant at the Empire State Building.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2024, 2023, and 2022 was $11.6 million, $10.9 million and $10.8 million, respectively, and are included within operating expenses, observatory expenses, and general and administrative expenses in our consolidated statements of operations.
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. We begin capitalization when the project is probable. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. There was no capitalized interest for the years ended December 31, 2024 and 2023.
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

Acquisitions of properties are accounted for utilizing the acquisition method, and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their relative fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and improvements, and tenant improvements based on our determination of the fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on our best estimates at the time of evaluation.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell and depreciation expense is no longer recorded. We do not believe that the value of any of our other properties and intangible assets were impaired during the years ended December 31, 2024, 2023 and 2022.
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
Restricted Cash
Restricted cash consists of amounts held for tenants in accordance with lease agreements, such as security deposits and amounts held by lenders and/or escrow agents to provide for future real estate tax expenditures and insurance expenditures, tenant vacancy related costs and debt service obligations.
Short-term Investments
Short-term investments include time deposits with original maturities of greater than three months and remaining maturities of less than one year.
Tenant and Other Receivables
Tenant and other receivables, other than deferred rent receivable, are generally expected to be collected within one year.
Deferred Leasing Costs
Deferred leasing costs consist of fees incurred to initiate and renew leases, are amortized on a straight-line basis over the related lease term and the expense is included in depreciation and amortization in our consolidated statements of income. Upon the early termination of a lease, unamortized deferred leasing costs are charged to depreciation and amortization expense.

Deferred Financing Costs
Fees and costs incurred to obtain long-term financing have been deferred and are amortized as a component of interest expense in our consolidated statements of income over the life of the respective long-term financing on the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking debt, which do not close, are expensed in the period in which it is determined that the financing will not close.
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
As of December 31, 2024 and 2023, we had no equity method investments.
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
Cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables, prepaid expenses and other assets, deferred revenue, tenant security deposits, accounts payable and accrued expenses carrying values approximate their fair values due to the short term maturity of these instruments.
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
The fair value of our mortgage notes payable, senior unsecured notes (Series A-K), unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.
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
We have elected to treat ESRT Observatory TRS, L.L.C., our subsidiary that holds our Observatory operations, and ESRT Holdings TRS, L.L.C., our subsidiary that holds our third-party management, restaurant, cafeteria, health clubs, certain cleaning operations, townhall and lounge, and amenity center as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our taxable REIT subsidiaries accounts for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The calculation of the taxable REIT subsidiaries' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The taxable REIT subsidiaries periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2024 and 2023, we do not have a liability for uncertain tax positions. As of December 31, 2024, the tax years ended December 31, 2021 through December 31, 2024 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
Segment Reporting
The Company's operating segments are based on our method of internal reporting and include our office properties, retail portfolio, multifamily portfolio, and the Observatory. These operating segments have been aggregated for reporting into two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our Observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties, that is, at current market prices.
Recently Issued or Adopted Accounting Standards
During November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of segment profit or loss, other segment items and a description of its composition by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. We adopted this standard for the fiscal year ended December 31, 2024, with retrospective application. Such adoption resulted in the enhanced disclosure including the title and position of the CODM, significant segment expenses that are regularly provided to the CODM and included within the reported measure of segment profit, and how the CODM uses the reported measures of segment profit in assessing segment performance and deciding how to allocate resources.
During December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
During November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
3. Acquisitions and Dispositions
Property Acquisitions
In September and October 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $195.0 million.
In September 2024, we entered into an agreement for the acquisition of an additional retail property on North 6th Street in Williamsburg, Brooklyn for approximately $30.0 million.
In September 2023, we closed on the acquisition of a retail property in Williamsburg, Brooklyn, located on the corner of North 6th Street and Wythe Avenue for a purchase price of $26.4 million.
In December 2022, we closed on the acquisition of a multifamily asset located at 298 Mulberry Street in Manhattan for a purchase price of $114.9 million.
The following table summarizes properties acquired during the years ended December 31, 2024, 2023, and 2022 (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
The North 6th Street Collection(1)	September 2024-October 2024	$44,924	$146,826	$10,984	$(9,664)	$193,070
The North 6th Street Collection(2)	9/14/2023	4,851	20,936	1,573	(300)	27,060
298 Mulberry Street, Manhattan(3)	12/20/2022	40,935	69,508	5,300	(150)	115,593
(1) Includes nine retail properties on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $(1.9) million, net of certain closing credits.
(2) Includes two retail properties near the Wythe Avenue and North 6th Street corner in Williamsburg, Brooklyn. Includes total capitalized transaction costs of $0.7 million.
(3) Includes total capitalized transaction costs of $0.8 million.

In March 2024, we executed a buyout of the 10% non-controlling interest in two of our multifamily properties located at 561 10th Avenue and 345 East 94th Street in Manhattan for $14.2 million in cash and the assumption of $18.0 million of in-

place debt. As there was no change in control, we accounted for this acquisition as an equity transaction in accordance with Accounting Standards Codification 810-10 and no gain or loss was recognized.
Property Dispositions
The following table summarizes properties disposed of during the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
First Stamford Place, Stamford, Connecticut(1)	5/22/2024	$165,807	$13,302
500 Mamaroneck Avenue, Harrison, New York(2)	4/5/2023	53,000	11,075
69-97 and 103-107 Main Street, Westport, Connecticut	2/1/2023	40,000	15,689
10 Bank Street, White Plains, New York	12/7/2022	42,000	6,818
383 Main Avenue, Norwalk, Connecticut(1)	4/1/2022	30,000	27,170
(1) We transferred the First Stamford Place and 383 Main Avenue, which were encumbered by mortgages and other debt obligations of $165.8 million and $30.0 million, respectively, back to the respective lenders in consensual foreclosures and recognized non-cash gains upon the dispositions.
(2) The gain is net of approximately $4.5 million of post-closing costs we accrued related to our commitment to reimburse the buyer for a lease that did not occur. We funded the buyer for these costs and we have no further obligations or contingencies related to this property.

In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. On May 22, 2024, a receiver was appointed and we ended our management of the property. In connection with this, we removed the related assets and liabilities from our consolidated balance sheet and recognized a gain in the consolidated statements of operations of $13.3 million for the year ended December 31, 2024. We also recorded a contract asset of $170.4 million that represents the amount of obligation, including applicable accrued interest, we expect to be released upon the final resolution of the foreclosure process on First Stamford Place. The gain recognized subsequent to the initial derecognition of the related assets and liabilities of First Stamford Place represents the additional obligation we expect to be released arising from the accrued interest expense associated with the First Stamford Place mortgage, net of certain closing costs. The related debt of $177.7 million and accrued interest of $5.4 million are included in debt associated with property under receivership and accrued interest associated with property under receivership, respectively, in our consolidated balance sheet as of December 31, 2024. Subsequent to year end, in February 2025, title of the property was transferred to the mortgage lender and we were released of our mortgage obligation.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	December 31, 2024	December 31, 2023
Deferred leasing costs	$230,836	$224,295
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	137,580	158,267
Acquired above-market leases	19,636	23,918
Total deferred costs, excluding deferred financing costs	388,052	406,480
Less: accumulated amortization	(212,972)	(236,900)
Total deferred costs, net, excluding net deferred financing costs	175,080	169,580
Deferred financing costs associated with the unsecured revolving credit facility, net of accumulated amortization of $7,783 and $5,709, respectively (See Note 5) and other deferred financing costs	8,907	2,877
Total deferred costs, net	$183,987	$172,457
Acquired below-market ground leases, net, consisted of the following:

(amounts in thousands)	December 31, 2024	December 31, 2023
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(83,506)	(75,675)
Acquired below-market ground leases, net	$313,410	$321,241

Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	December 31, 2024	December 31, 2023
Acquired below-market leases	$(56,359)	$(55,155)
Less: accumulated amortization	36,862	41,405
Acquired below-market leases, net	$(19,497)	$(13,750)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Rental revenue:
Amortization of below-market leases, net of above-market leases	$2,177	$2,415	$4,759
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	22,469	23,612	25,448
Amortization related to acquired in-place lease value	5,196	7,421	11,839
The remaining weighted-average amortization periods as of December 31, 2024 are:

Weighted-average amortization period
Below-market ground leases	42.6 years
Above-market leases	5.8 years
In-place leases and deferred leasing costs	5.8 years
Below-market leases	6.0 years
We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future Rental Revenue
2025	$7,831	$8,159	$3,513
2026	7,831	6,999	2,110
2027	7,831	6,057	1,551
2028	7,831	5,265	1,360
2029	7,831	3,172	516
Thereafter	274,255	4,395	3,389
	$313,410	$34,047	$12,439
As of December 31, 2024, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the Observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
We performed our annual goodwill testing in October 2024, where we bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the Observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples, EBITDA multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. The quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods.

5. Debt
Debt consisted of the following:

	Principal Balance		As of December 31, 2024
(amounts in thousands)	December 31, 2024	December 31, 2023	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
First Stamford Place (3)	$—	$175,860	—	—	—
10 Union Square	50,000	50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	34,048	34,958	4.01%	4.21%	1/5/2028
Metro Center (4)	71,600	80,070	3.59%	3.67%	11/5/2029
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	6,490	7,209	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	14,036	15,801	SOFR plus 2.45%	3.85%	11/1/2033
Total fixed rate mortgage debt	704,274	891,998
Senior unsecured notes: (5)
Series A	100,000	100,000	3.93%	3.96%	3/27/2025
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	—	7.20%	7.39%	6/17/2029
Series J	45,000	—	7.32%	7.46%	6/17/2031
Series K	25,000	—	7.41%	7.52%	6/17/2034
Unsecured term loan facility (5)	175,000	175,000	SOFR plus 1.50%	4.61%	12/31/2026
Unsecured term loan facility (5)	95,000	215,000	SOFR plus 1.50%	4.48%	3/8/2029
Unsecured revolving credit facility (5)	120,000	—	SOFR plus 1.30%	4.04%	3/8/2029
Total principal	2,294,274	2,256,998
Deferred financing costs, net	(10,123)	(9,488)
Unamortized debt discount	(6,183)	(6,964)
Total	$2,277,968	$2,240,546
______________
(1)The effective rate is the yield as of December 31, 2024 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. In May 2024, the First Stamford Place property was placed in receivership and accordingly, we reclassified the related debt to debt associated with property under receivership in our consolidated balance sheet. As of December 31, 2024, this debt consists of $164.0 million mortgage loan bearing interest at 4.09% and a $11.9 million loan bearing interest at 6.25%. See Note 3 Acquisitions and Dispositions.
(4)In July 2024, this loan was refinanced and commencing in November 2024, the new principal balance of $71.6 million is interest-only at an interest rate of 3.59%, with a four-year term plus a one-year extension option.
(5)At December 31, 2024, we were in compliance with all debt covenants.
Principal Payments
Aggregate required principal payments at December 31, 2024 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2025	$3,664	$100,000	$103,664
2026	3,957	225,000	228,957
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	441,600	445,490
Thereafter	14,634	1,192,607	1,207,241
Total	$33,976	$2,260,298	$2,294,274
Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	December 31, 2024	December 31, 2023
Deferred financing costs, included as a component of net debt	$36,309	$34,887
Deferred financing costs, included as a component of net deferred costs (See Note 4)	16,638	8,586
Total deferred financing costs	52,947	43,473
Less: accumulated amortization	(33,970)	(31,108)
Total deferred financing costs, net	$18,977	$12,365
Amortization expense related to deferred financing costs was $4.3 million, $4.4 million, and $4.9 million, for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in interest expense.
Unsecured Revolving Credit and Term Loan Facilities
On March 8, 2024, through our Operating Partnership, we entered into a second amended and restated credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, that amends and restates the amended and restated credit agreement, dated August 29, 2017, which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facilities”). The BofA Credit Facilities are comprised of a $620.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $95.0 million term loan facility (the “BofA Term Loan Facility”). We may request that the BofA Credit Facilities be increased through one or more increases in the Revolving Credit Facility or one or more increases in the BofA Term Loan Facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount under the second amended and restated credit agreement not to exceed $1.5 billion.
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods and replaced the existing revolving credit facility that was due to mature in March 2025. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods and replaced the existing term loan facility that was due to mature in March 2025. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. As of December 31, 2024, we had $120.0 million borrowings drawn on the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
On March 13, 2024, through our Operating Partnership, we entered into a third amendment to our credit agreement dated March 19, 2020 with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is in the original principal amount of $175.0 million and matures on December 31, 2026. The third amendment provides for, among other things, certain conforming changes to the BofA Credit Facilities agreement, including increases to the capitalization rate for certain of our properties. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225.0 million. As of December 31, 2024, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of real estate investment trust qualification, and occurrence of a change of control. As of December 31, 2024, we were in compliance with these covenants.
Senior Unsecured Notes
On June 17, 2024, we closed on the issuance and sale of an aggregate $225.0 million principal amount of notes, consisting of (a) $155.0 million aggregate principal amount of 7.20% Series I Green Guaranteed Senior Notes due June 17, 2029, (b) $45.0 million aggregate principal amount of 7.32% Series J Green Guaranteed Senior Notes due June 17, 2031 and (c) $25.0 million aggregate principal amount of 7.41% Series K Green Guaranteed Senior Notes due June 17, 2034.
The terms of these senior unsecured notes, like our Series A-H notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of real estate investment trust qualification. As of December 31, 2024, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(amounts in thousands)	December 31, 2024	December 31, 2023
Capital expenditures included in accounts payable and accrued expenses	$73,535	$51,815
Accounts payable and accrued expenses	54,779	44,169
Interest rate swap agreements liability	—	85
Accrued interest payable	3,702	3,687
Total accounts payable and accrued expenses	$132,016	$99,756
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of December 31, 2024, we did not have derivatives in a net liability position.
As of December 31, 2024 and 2023, we had interest rate swaps and caps with an aggregate notional value of $664.0 million and $573.2 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. As of December 31, 2024, the fair values of our derivative instruments amounted to $13.1 million, which is included in prepaid expenses and other assets on the consolidated balance sheet. As of December 31, 2023, the fair value of our derivative instruments in an asset position amounted to $11.8 million which is included in prepaid expenses and other assets, and $0.1 million in a liability position which is included in accounts payable and accrued expenses on the consolidated balance sheet. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.

As of December 31, 2024, 2023 and 2022 our cash flow hedges are deemed highly effective and for the years ended December 31, 2024, 2023 and 2022 net unrealized gains (losses) of $6.7 million, $(2.2) million and $47.3 million, respectively, are reflected in the consolidated statements of comprehensive income (loss) relating to both active and terminated cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $1.5 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and included within our disclosure of cash paid for interest on our consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
The table below summarizes the terms of agreement and the fair value of our derivative financial instruments:

(amounts in thousands, except percentages)						December 31, 2024		December 31, 2023
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset	Liability	Asset	Liability
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$759	$—	$64	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	2,825	—	—	(85)
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	743	—	546	—
Interest rate swap	14,189	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	754	—	782	—
Interest rate cap	—	70% of 1 Month SOFR	4.5000%	December 1, 2021	October 1, 2024	—	—	—	—
Interest rate cap	—	1 Month SOFR	5.5000%	December 1, 2021	October 1, 2024	—	—	4	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	4,895	—	5,637	—
Interest rate swap	107,500	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	383	—	2,384	—
Interest rate swap	107,500	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	382	—	2,383	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	35	—	—	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	81	—	—	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	1,117	—	—	—
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	1,124	—	—	—
	$663,965					$13,098	$—	$11,800	$(85)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Amount of gain recognized in other comprehensive income (loss)	$13,769	$5,581	$40,044
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into interest expense	(7,111)	(7,819)	7,230
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of operations:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(105,239)	$(101,484)	$(101,206)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	7,111	7,819	(7,230)

Fair Valuation
The estimated fair values at December 31, 2024 and 2023 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following tables summarize the carrying and estimated fair values of our financial instruments:

	December 31, 2024
	Carrying Value	Estimated Fair Value
(amounts in thousands)		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$13,098	$13,098	$—	$13,098	$—
Mortgage notes payable	692,176	618,378	—	—	618,378
Senior unsecured notes - Series A-K	1,197,061	1,116,149	—	—	1,116,149
Unsecured term loan facilities	268,731	270,000	—	—	270,000
Unsecured revolving credit facility	120,000	120,000	—	—	120,000

	December 31, 2023
	Carrying Value	Estimated Fair Value
(amounts in thousands)		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$11,800	$11,800	$—	$11,800	$—
Interest rate swaps included in accounts payable and accrued expenses	85	85	—	85	—
Mortgage notes payable	877,388	774,280	—	—	774,280
Senior unsecured notes - Series A-H	973,872	882,242	—	—	882,242
Unsecured term loan facility	389,286	390,000	—	—	390,000
The fair value of debt associated with property in receivership, which has a carrying value of $177.7 million as of December 31, 2024, and categorized as Level 3 of the fair value hierarchy, was $158.2 million as of December 31, 2024.
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2024 and 2023. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various commercial spaces to tenants over terms ranging from one to 30 years. Certain leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Tenant expense reimbursements are reflected in our December 31, 2024, 2023 and 2022 consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Fixed payments	$540,357	$529,965	$531,740
Variable payments	74,239	67,354	59,308
Total rental revenue	$614,596	$597,319	$591,048

As of December 31, 2024, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

2025	$509,066
2026	484,628
2027	467,741
2028	429,340
2029	361,535
Thereafter	1,851,338
$4,103,648
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets and lease liabilities of $28.2 million as of December 31, 2024 and right-of-use assets and lease liabilities of $28.4 million as of December 31, 2023 in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of ASU No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of December 31, 2024 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of December 31, 2024 was 45.5 years.
As of December 31, 2024, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

2025	$1,518
2026	1,503
2027	1,482
2028	1,482
2029	1,482
Thereafter	59,283
Total undiscounted lease payments	66,750
Present value discount	(38,553)
Ground lease liabilities	$28,197
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of December 31, 2024, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.
Violet Shuker Shasha Trust et al. v. Peter L. Malkin, Anthony E. Malkin et al.

As previously disclosed, in October 2014, 12 former investors (the "Claimants") in Empire State Building Associates L.L.C. (“ESBA”), which prior to the Offering, owned the fee title to the Empire State Building, filed an arbitration with the American Arbitration Association against Peter L. Malkin, Anthony E. Malkin, Thomas N. Keltner, Jr., and our subsidiary ESRT MH Holdings LLC, the former supervisor of ESBA, (the "Respondents"). The statement of claim (also filed later in federal court in New York for the expressed purpose of tolling the statute of limitations) alleged breach of fiduciary duty and related claims in connection with the initial public offering and formation transactions and sought monetary damages and declaratory relief. Claimants had opted out of a prior class action bringing similar claims that were settled with court approval. Respondents filed an answer and counterclaims. In March 2015, the federal court action was stayed on consent of all parties pending the arbitration. Arbitration hearings started in May 2016 and concluded in August 2018. On August 26, 2020, the arbitration panel issued an award that denied all Claimants’ claims with one exception, on which it awarded the Claimants approximately $1.2 million, inclusive of seven years of interest through October 2, 2020. This amount was recorded as an Offering litigation expense in the consolidated statement of operations for the year ended December 31, 2020.
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On September 27, 2021, a federal district court denied Respondents' petition to vacate and entered judgement in the aforementioned amount, inclusive of accumulated interest. Respondents appealed that ruling. On May 10, 2022, Respondents moved to dismiss the appeal and judgment on the grounds that a recent decision of the United States Supreme Court held that the federal courts have no subject matter jurisdiction over the case. On April 20, 2023, the federal appeals court granted the motion and the federal court action challenging the award was dismissed. On April 21, 2023, the Respondents filed a petition to vacate in part and otherwise confirm in New York State court. On April 28, 2023, the Claimants filed a petition to confirm in that same court. On July 31, 2023, the New York State court denied the Respondents’ petition to vacate in part and confirmed the award. On January 22, 2024, that court entered judgment in favor of the Claimants (save for one Claimant, whose petition to confirm was granted in a separate proceeding on July 22, 2024) in an amount of approximately $1.3 million, inclusive of interest. The Respondents believe those rulings are incorrect and have appealed them. In addition, certain of the Claimants in the federal court action brought to toll the statute of limitations and sought to pursue claims in that case against the Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting Claimants’ claims; on January 30, 2025, the district judge adopted that Report and Recommendation and dismissed the case.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
At December 31, 2024, we estimate that we will incur approximately $130.8 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At December 31, 2024, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
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
Major Customers and Other Concentrations
For the year ended December 31, 2024, other than four tenants who accounted for 7.3%, 3.5%, 2.3%, and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2023, other than four tenants who accounted for 6.8%, 2.5%, 2.1%, and 2.1% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues. For the year ended December 31, 2022, other than two tenants who accounted for 6.4% and 2.0% of rental revenues, no other tenant in our portfolio accounted for more than 2.0% of rental revenues.
For the years ended December 31, 2024, 2023 and 2022, the three properties listed below each exceeded 10% of total rental revenues.

	Year Ended December 31,
	2024	2023	2022
Empire State Building	31.9%	29.6%	29.9%
One Grand Central Place	12.7%	12.8%	12.4%
111 West 33rd Street	10.9%	10.8%	11.2%
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of December 31, 2024, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these laws and regulations could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. We do not believe we have any instances of material non-compliance with environmental or health and safety laws or regulations at our properties, and we believe that we and/or our tenants have all material permits and approvals necessary under current laws and regulations to operate our properties.
In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. In particular, as the owner of large commercial and multifamily buildings in New York City, we are subject to Local Law 97 passed by the New York City Council in April 2019, which for each such covered building establishes annual limits for greenhouse gas emissions, requires yearly emissions reports beginning in May 2025 for calendar year 2024 performance, and imposes penalties for emissions above such limits. Based upon our present understanding of the law and calculations related thereto, we expect to pay no Local Law 97 fine on any covered building in our portfolio in the 2024-2029 period of enforcement.
As the owner or operator of real property, we may also incur liability based on various building conditions. For example, environmental site assessments have identified asbestos or asbestos-containing material (“ACM”) in certain of our properties, and it is possible that other properties that we currently own or operate or acquire in the future contain ACM. Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. In addition, we may be subject to liability for personal injury or property damage sustained as a result of releases of ACM into the environment. We do not believe we have any material liabilities related to building conditions, including any instances of material non-compliance with asbestos requirements or any material liabilities related to asbestos.
Our properties may contain or develop harmful mold or suffer from other indoor air quality or water quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne or waterborne contaminants from the affected property or increase indoor ventilation or flush and treat water systems. In addition, the presence of significant mold or other airborne or waterborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We do not believe we have any material adverse indoor air quality or water quality issues at our properties.

As of December 31, 2024, with the exception of the Westport assets, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
32BJ
We participate in the Building Service 32BJ ("Union") Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. On September 12, 2024, the actuary certified that for the plan year beginning July 1, 2024, the Pension Plan was in neither critical or endangered status under the Pension Protection Act of 2006. On September 28, 2023 and September 28, 2022, the actuary certified that for the plan year beginning July 1, 2023 and July 1, 2022, respectively, the Pension Plan was in endangered status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a funding improvement plan consistent with this requirement. For the plan years ended June 30, 2024, 2023 and 2022, the Pension Plan received contributions from employers totaling $530.3 million, $317.9 million and $305.7 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the plan years ended June 30, 2024, 2023 and 2022, the Health Plan received contributions from employers totaling $1.7 billion, $1.9 billion and $1.6 billion, respectively.
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
Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2024, 2023 and 2022 are included in the table below (amounts in thousands):

	Year Ended December 31,
Benefit Plan	2024	2023	2022
Pension Plans (pension and annuity)(1)	$3,250	$3,671	$2,958
Health Plans(2)	8,636	8,812	8,618
Other(3)	370	434	460
Total plan contributions	$12,256	$12,917	$12,036
(1) Pension plans include $0.9 million, $0.8 million and $0.8 million for the years ended 2024, 2023 and 2022, respectively, to multiemployer plans not discussed above.
(2) Health plans include $1.6 million, $1.6 million and $1.5 million for the years ended 2024, 2023 and 2022, respectively, to multiemployer plans not discussed above.
(3) Other consists of union costs which were not itemized between pension and health plans. Other includes $0.3 million, $0.3 million and $0.2 million for the years ended 2024, 2023 and 2022, respectively, in connection with other multiemployer plans not discussed above.
The decrease in plan contributions in 2024 is mainly due to negotiated union fee credit received in 2024 and the disposition of First Stamford Place in Stamford, Connecticut. Benefit plan contributions are included in operating expenses in our consolidated statements of operations.
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
As of December 31, 2024, there were 166,404,831 shares of Class A common stock, 978,217 shares of Class B common stock and 106,768,138 OP Units outstanding. The REIT holds a 61.1% controlling interest in the OP. The other 38.9% noncontrolling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. We have two classes of common stock as a means to give our OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one Class B share, and such Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of December 31, 2024, we had $500.0 million remaining of the authorized repurchase amount. There were no repurchases of equity securities during the year ended December 31, 2024.

The following table summarizes our purchases of equity securities for the year ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
Year ended December 31, 2024	—	$—	—	$500,000,000
Private Perpetual Preferred Units
As of December 31, 2024, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units"). The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Dividends and Distributions
The following table summarizes the dividends paid on our Class A common stock and Class B common stock for the years ended December 31, 2024, 2023 and 2022:

Record Date	Payment Date	Amount per Share
December 16, 2024	December 31, 2024	$0.035
September 16, 2024	September 30, 2024	$0.035
June 14, 2024	June 28, 2024	$0.035
March 15, 2024	March 28, 2024	$0.035

December 18, 2023	December 29, 2023	$0.035
September 15, 2023	September 29, 2023	$0.035
June 15, 2023	June 30, 2023	$0.035
March 15, 2023	March 31, 2023	$0.035

December 19, 2022	December 31, 2022	$0.035
September 15, 2022	September 30, 2022	$0.035
June 15, 2022	June 30, 2022	$0.035
March 15, 2022	March 31, 2022	$0.035
Total dividends paid to common securityholders during 2024, 2023 and 2022 were $23.2 million, $22.7 million and $23.1 million, respectively. Total distributions paid to OP unitholders, excluding inter-company distributions, during 2024, 2023 and 2022 totaled $15.1 million, $14.4 million and $15.5 million, respectively. Total distributions paid to Preferred unitholders during 2024, 2023 and 2022 were $4.2 million, $4.2 million, and $4.2 million, respectively.
Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The 2024 dividends of $0.14 per share are classified for income tax purposes 100.0% as taxable ordinary dividends eligible for the Section 199A deduction and 0% as a return of capital. The 2023 dividends of $0.14 per share are classified for income tax purposes 89.2% as taxable ordinary dividends eligible for the Section 199A deduction and 10.8% as a return of capital. The 2022 dividends of $0.14 per share are classified for income tax purposes 100% as taxable ordinary dividends eligible for the Section 199A deduction and 0% as a return of capital.
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
An aggregate of 11.0 million shares of our common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of December 31, 2024, approximately 10.9 million shares of common stock remain available for future issuance.
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
LTIP units and restricted stock issued during the year ended December 31, 2024, 2023 and 2022 were valued at $27.8 million, $21.7 million and $22.4 million, respectively. The weighted-average per unit or share fair value was $7.81, $5.67 and $7.21 for grants issued in 2024, 2023 and 2022, respectively. The fair value per unit or share granted during the years ended December 31, 2024, 2023 and 2022 was estimated on the respective grant dates using the following assumptions:

	December 31,
	2024	2023	2022
Expected life	2.0 to 5.3 years	2.0 to 5.3 years	2.0 to 5.3 years
Dividend rate	1.6%	1.7%	2.0%
Risk-free interest rate	4.4% - 5.1%	4.4% - 5.0%	1.4% - 2.0%
Expected price volatility	37.0% - 48.0%	35.0% - 46.0%	37.0% - 53.0%
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2024, 2023 and 2022.
The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2024:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2023	598,289	3,297,550	2,738,812	1,276,363	$6.60
Vested	(209,221)	(1,167,148)	(885,162)	(2,208)	7.37
Granted	259,927	1,485,369	1,010,132	808,874	7.81
Forfeited or unearned	(36,579)	—	(234,780)	(4,930)	7.29
Unvested balance at December 31, 2024	612,416	3,615,771	2,629,002	2,078,099	$6.87
The total fair value of LTIP units and restricted stock that vested during 2024, 2023 and 2022 was $16.7 million, $13.3 million and $14.1 million, respectively.
The time-based LTIPs and restricted stock awards are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 60 or 65, as applicable, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $5.9 million, $2.8 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Unrecognized compensation expense was $12.3 million at December 31, 2024, which will be recognized over a weighted average period of 2.1 years.
For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized $16.6 million, $17.2 million and $18.7 million in noncash compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively. Unrecognized compensation expense was $19.8 million at December 31, 2024, which will be recognized over a weighted average period of 2.2 years.

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
Earnings per share is computed as follows:

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2024	2023	2022
Numerator - Basic:
Net income	$80,359	$84,407	$63,212
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Net income attributable to non-controlling interest in operating partnership	(28,713)	(31,094)	(22,812)
Net (income) loss attributable to non-controlling interests in other partnerships	(4)	(68)	243
Net income attributable to common stockholders - basic	$47,441	$49,044	$36,442
Numerator - Diluted:
Net income	$80,359	$84,407	$63,212
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Net (income) loss attributable to non-controlling interests in other partnerships	(4)	(68)	243
Net income attributable to common stockholders - diluted	$76,154	$80,138	$59,254
Denominator:
Weighted average shares outstanding - basic	164,902	161,122	165,039
Operating partnership units	99,804	102,104	103,298
Effect of dilutive securities:
Stock-based compensation plans	4,313	2,407	1,611
Weighted average shares outstanding - diluted	269,019	265,633	269,948

Earnings per share - basic	$0.29	$0.30	$0.22
Earnings per share - diluted	$0.28	$0.30	$0.22
There were zero antidilutive shares for the years ended December 31, 2024, 2023 and 2022.
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
In connection with the Westport Transaction, we advanced a loan to the buyer to facilitate closing with a maximum principal amount of up to $1.0 million, which bore interest at SOFR plus 3.5% and required repayment of principal to the extent of available cash flow of the property. As of December 31, 2023, the loan was fully paid.
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
First, this agreement provides that our operating partnership will not sell, exchange, transfer or otherwise dispose of such protected assets, or any interest in a protected asset, until (i) October 7, 2025, with respect to certain of the North 6th Street Collection properties (which are "substituted basis properties" as contemplated by the tax protection agreement for First Stamford Place, which was disposed of subsequent to year end in February 2025) and (ii) the later of (x) October 7, 2021 and (y) the death of both Peter L. Malkin and Isabel W. Malkin, who are 91 and 88 years old, respectively, for the three other protected assets, Metro Center, 298 Mulberry Street (which is the "substituted basis property" for 10 Bank Street, which was sold in December 2022) and 1542 Third Avenue, unless:
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

Because we expect that our operating partnership will at all times have sufficient liabilities to allow it to meet its obligations to allocate liabilities to its partners that are protected parties under the tax protection agreement, our operating partnership’s indemnification obligation with respect to “certain tax liabilities” would generally arise only in the event that the operating partnership disposes in a taxable transaction of a protected asset within the period specified above in a taxable transaction. In the event of such a disposition, the amount of our operating partnership’s indemnification obligation would depend on several factors, including the amount of “built-in gain,” if any, recognized and allocated to the indemnified partners with respect to such disposition and the effective tax rate to be applied to such gain at the time of such disposition. Our disposition of the 10 Bank Street asset on December 7, 2022 did not trigger any obligation of payment pursuant to the tax protection agreement. Our disposition of the First Stamford Place asset subsequent to year end on February 5, 2025 is not expected to trigger any obligation of payment pursuant to the tax protection agreement.
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

Employment Agreement and Change in Control Severance Agreements
We entered into employment agreements with Anthony E. Malkin and Christina Chiu, which provide for salary, bonuses and other benefits, including among other things, severance benefits upon a termination of employment under certain circumstances and the issuance of equity awards. In addition, we entered into change in control severance agreements with Thomas P. Durels and Stephen V. Horn.
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
Excluded Properties and Businesses
The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in seven multi-family properties and four net leased retail properties, (including one single tenant retail property in Greenwich, Connecticut). The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions, and two retail properties in Westport, Connecticut acquired from ESRT in February 2023 (see Sale of Westport Retail Properties above). We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns interests in one senior equity fund and three property managers, which we refer to collectively as the excluded businesses. We do not believe that the excluded properties or the excluded businesses are consistent with our current commercial portfolio or strategic direction.
Pursuant to management and/or service agreements with the owners of interests in those excluded properties and businesses, we are designated as the asset manager (supervisor) and/or property manager of the excluded properties, provide services to certain of the excluded properties and the other excluded businesses. As the manager or service provider, we are paid a management or other fee with respect to those excluded properties and businesses where our predecessor had previously received a management fee and reimbursed for our costs in providing the management and other services to those excluded properties and businesses where our predecessor had not previously received a management fee. Our management of the excluded properties and provision of services to the three residential property managers and the existing managers of the other excluded businesses represent a minimal portion of our overall business. There is no established time period in which we will continue to provide such services; and Peter L. Malkin and Anthony E. Malkin expect to sell certain properties or unwind these businesses over time. We are not precluded from acquiring all or certain interests in the excluded properties or businesses. If we were to attempt any such acquisition, we anticipate that Anthony E. Malkin, our Chairman and Chief Executive Officer, will not participate in the negotiation process on our behalf with respect to our potential acquisition of any of these excluded properties or businesses, and the approval of a majority of our independent directors will be required to approve any such acquisition.
Services are and were provided by us to excluded properties and businesses. These transactions are reflected in our consolidated statements of operations as third-party management and other fees.
We earned asset management (supervisory) and service fees from excluded properties and businesses of $0.8 million, $0.9 million and $1.0 million during the years ended December 31, 2024, 2023 and 2022, respectively.
We earned property management fees from excluded properties of $0.3 million during each of the years ended December 31, 2024, 2023 and 2022.
Other
We receive rent generally at market rental rate for 5,447 square feet of leased space from entities affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus and employee, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
One of our directors, Hannah Yang, is sister to Heela Yang, who is Founder and Chief Executive Officer of Sol de Janeiro USA, a tenant at One Grand Central Place — the lease is projected to commence in the first quarter of 2025 with a starting annualized rent of $3.5 million. Sol de Janeiro is a subsidiary of L’Occitane, a tenant at 111 W. 33rd Street.
12. Income Taxes
Holdings TRS and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Current:
Federal	$(1,044)	$(783)	$(319)
State and local	(1,368)	(695)	(227)
Total current	(2,412)	(1,478)	(546)
Deferred:
Federal	(297)	(710)	(264)
State and local	21	(527)	(736)
Total deferred	(276)	(1,237)	(1,000)
Income tax expense	$(2,688)	$(2,715)	$(1,546)
As of December 31, 2024, we had $103.0 million of NOL carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.
We measure deferred tax assets using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.
The effective income tax rate is 34.3%, 44.5% and 33.6% for the years ended December 31, 2024, 2023 and 2022, respectively. The actual tax provision differed from that computed at the federal statutory corporate rate as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Federal tax expense at statutory rate	$(1,341)	$(1,494)	$(583)
State income tax expense, net of federal benefit	(1,347)	(1,221)	(963)
Income tax expense	$(2,688)	$(2,715)	$(1,546)
The income tax effects of temporary differences that give rise to deferred tax assets are presented below as of:

	December 31,
(amounts in thousands)	2024	2023
Deferred tax assets:
Deferred revenue on unredeemed Observatory admission ticket sales	$676	$616
Federal net operating loss carryforward credit	—	328
New York State net operating loss carryforward credit	—	—
New York City net operating loss carryforward credit	—	—
Other deferred tax assets	253	161
Deferred tax assets	$929	$1,105

Deferred tax assets at December 31, 2024 and 2023 are included in prepaid expenses and other assets on the consolidated balance sheets. The deferred tax assets at December 31, 2024 are mainly attributable to a timing difference in recognizing income on unredeemed Observatory admission tickets. No valuation allowance has been recorded against the deferred tax asset because the Company believes it is more likely than not that the deferred tax asset will be realized. This determination is based on the Observatory TRS’s anticipated future taxable income and the reversal of the deferred tax asset.
As of December 31, 2024, 2023 and 2022, the TRS entities have no amount of unrecognized tax benefits. As of December 31, 2024, the tax years ended December 31, 2021 through December 31, 2024 remain open for an audit by the Internal Revenue Service, state or local authorities.
13. Segment Reporting
The Company's operating segments are based on our method of internal reporting and include our office properties, retail portfolio, multifamily portfolio, and the Observatory. These operating segments have been aggregated for reporting into two reportable segments: (1) real estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our traditional real estate assets. Our Observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and marketing strategies. We account for intersegment sales and rents as if the sales or rents were to third parties, that is, at current market prices.
Our Chief Executive Officer, who also serves as our CODM, manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources. The CODM uses Net Operating Income ("NOI") to review actual performance and decide whether to invest in capital expenditures, pursue acquisitions and/or dispositions, determine dividend payments, and/or engage in other capital transactions. Our CODM does not evaluate operating segments using asset or liability information.
The following tables provide components of segment profit for each segment:

	Year Ended December 31, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$630,376	$136,377	$—	$766,753
Intercompany rental revenue	83,477	—	(83,477)	—
Total revenues	713,853	136,377	(83,477)	766,753
Segment operating expenses:
Property operating expenses	179,175	—	—	179,175
Observatory expenses	—	36,834	—	36,834
Other segment expenses[1]	138,152	83,477	(83,477)	138,152
Total segment operating expenses	317,327	120,311	(83,477)	354,161
Net operating income	396,526	16,066	—	412,592

Segment assets	$4,242,953	$267,334	$—	$4,510,287
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

	Year Ended December 31, 2023
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$608,855	$129,366	$—	$738,221
Intercompany rental revenue	80,514	—	(80,514)	—
Total revenues	689,369	129,366	(80,514)	738,221
Segment operating expenses:
Property operating expenses	167,324	—	—	167,324
Observatory expenses	—	35,265	—	35,265
Other segment expenses[1]	136,427	80,514	(80,514)	136,427
Total segment operating expenses	303,751	115,779	(80,514)	339,016
Net operating income	385,618	13,587	—	399,205

Segment assets	$3,957,659	$261,674	$—	$4,219,333
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

	Year Ended December 31, 2022
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$619,702	$105,978	$—	$725,680
Intercompany rental revenue	65,005	—	(65,005)	—
Total revenues	684,707	105,978	(65,005)	725,680
Segment operating expenses:
Property operating expenses	157,935	—	—	157,935
Observatory expenses	—	31,036	—	31,036
Other segment expenses[1]	132,383	65,005	(65,005)	132,383
Total segment operating expenses	290,318	96,041	(65,005)	321,354
Net operating income	394,389	9,937	—	404,326

Segment assets	$3,909,299	$254,295	$—	$4,163,594
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.
Below is a reconciliation of Net income to Net operating income:

	Years Ended December 31,
(amounts in thousands)	2024	2023	2022
Net income	$80,359	$84,407	$63,212
Add:
General and administrative expenses	70,234	63,939	61,765
Depreciation and amortization	184,818	189,911	216,894
Interest expense	105,239	101,484	101,206
Interest expense associated with property in receivership	4,471	—	—
Loss on early extinguishment of debt	553	—	—
Income tax expense	2,688	2,715	1,546
Less:
Gain on sale/disposition of properties	(13,302)	(26,764)	(33,988)
Third-party management and other fees	(1,170)	(1,351)	(1,361)
Interest income	(21,298)	(15,136)	(4,948)
Net operating income	$412,592	$399,205	$404,326

14. Subsequent Events
None.

Empire State Realty Trust, Inc.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/24						Life on which depreciation in latest income statement is computed
Development	Type	Encumbrances	Land and Development Costs	Building & Improvements	Improvements	Carrying Costs	Land and Development Costs	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
111 West 33rd Street, New York, NY	office / retail	$—	$13,630	$244,461	$133,353	n/a	$13,630	$377,814	$391,444	$(133,410)	1954	2014	various
1400 Broadway, New York, NY	office / retail	—	—	96,338	125,206	n/a	—	221,544	221,544	(80,699)	1930	2014	various
1333 Broadway, New York, NY	office / retail	159,228	91,434	120,190	25,122	n/a	91,434	145,312	236,746	(49,127)	1915	2013	various
1350 Broadway, New York, NY	office / retail	—	—	102,518	56,202	n/a	—	158,720	158,720	(62,039)	1929	2013	various
250 West 57th Street, New York, NY	office / retail	176,477	2,117	5,041	187,346	n/a	2,117	192,387	194,504	(83,335)	1921	1953	various
501 Seventh Avenue, New York, NY	office / retail	—	1,100	2,600	110,322	n/a	1,100	112,922	114,022	(63,457)	1923	1950	various
1359 Broadway, New York, NY	office / retail	—	1,233	1,809	94,453	n/a	1,233	96,262	97,495	(38,549)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office / retail	—	21,551	38,934	1,137,797	n/a	21,551	1,176,731	1,198,282	(485,282)	1930	2013	various
One Grand Central Place, New York, NY	office / retail	—	7,240	17,490	329,124	n/a	7,222	346,632	353,854	(177,926)	1930	1954	various
One Station Place, Stamford, CT (Metro Center)	office	71,407	5,313	28,602	42,636	n/a	5,313	71,238	76,551	(45,505)	1987	1984	various
10 Union Square, New York, NY	retail	49,916	5,003	12,866	7,142	n/a	5,003	20,008	25,011	(10,880)	1987	1996	various
1542 Third Avenue, New York, NY	retail	29,888	2,239	15,266	595	n/a	2,239	15,861	18,100	(10,198)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	33,877	4,462	15,819	4,285	n/a	4,462	20,104	24,566	(11,565)	1962	1998	various
345 E 94th Street, New York, NY	multi-family	48,271	44,228	55,766	6,252	n/a	44,228	62,018	106,246	(5,376)	2000	2021	various
Victory 561 10th Ave, New York, NY	multi-family	123,112	91,437	124,997	4,844	n/a	91,437	129,841	221,278	(11,344)	2004	2021	various
298 Mulberry, New York, NY	multi-family	—	40,935	69,509	4,427	n/a	41,126	73,745	114,871	(3,884)	1986	2022	various
The North 6th Street Collection, Brooklyn, NY (2023)	retail	—	4,851	20,936	403	n/a	4,863	21,327	26,190	(789)	various[1]	2023	various
The North 6th Street Collection, Brooklyn, NY (2024)	retail	—	44,924	146,826	2,751	n/a	44,924	149,577	194,501	(828)	various[1]	2024	various
Property for development at the Transportation Hub in Stamford, CT	land	—	4,541	—	8,187	n/a	12,728	—	12,728	—	n/a	n/a	n/a
Totals		$692,176	$386,238	$1,119,968	$2,280,447	$—	$394,610	$3,392,043	$3,786,653	$(1,274,193)
______________
(1) In 2023 and 2024, the Company acquired two and nine buildings, respectively, collectively known and operated as the North 6th Street Collection. The buildings acquired are predominantly pre-war buildings that were renovated between the years 2001-2019.

Empire State Realty Trust, Inc.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$3,655,192	$3,551,449	$3,500,917
Acquisition of new properties	191,750	25,787	110,444
Improvements	192,883	106,792	79,070
Property classified as held for sale	—	—	(61,965)
Disposals	(253,172)	(28,836)	(77,017)
Balance, end of year	$3,786,653	$3,655,192	$3,551,449
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2024 was $4.0 billion.
2. Reconciliation of Accumulated Depreciation
    The changes in our accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$1,250,062	$1,137,267	$1,072,938
Depreciation expense	157,153	158,879	179,872
Property classified as held for sale	—	—	(30,315)
Disposals	(133,022)	(46,084)	(85,228)
Balance, end of year	$1,274,193	$1,250,062	$1,137,267
Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years or useful life
Building improvements	39 years or useful life
Tenant improvements	Term of related lease