Form 10-Q
period 2025-06-30
Empire State Realty Trust, Inc.
filed 2025-08-06
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2025, there were 168,641,346 shares of Class A Common Stock, $0.01 par value per share, outstanding and 972,621 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Condensed Consolidated Balance Sheets

(amounts in thousands, except per share amounts)	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Commercial real estate properties, at cost:
Land	$397,666	$386,423
Development costs	8,187	8,187
Building and improvements	3,498,097	3,392,043
	3,903,950	3,786,653
Less: accumulated depreciation	(1,341,144)	(1,274,193)
Commercial real estate properties, net	2,562,806	2,512,460
Contract asset	—	170,419
Cash and cash equivalents	94,643	385,465
Restricted cash	42,084	43,837
Tenant and other receivables	28,124	31,427
Deferred rent receivables	255,272	247,754
Prepaid expenses and other assets	85,083	101,852
Deferred costs, net	181,694	183,987
Acquired below-market ground leases, net	309,495	313,410
Right of use assets	28,070	28,197
Goodwill	491,479	491,479
Total assets	$4,078,750	$4,510,287
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$691,440	$692,176
Senior unsecured notes, net	1,097,355	1,197,061
Unsecured term loan facilities, net	268,883	268,731
Unsecured revolving credit facility	—	120,000
Debt associated with property in receivership	—	177,667
Accrued interest associated with property in receivership	—	5,433
Accounts payable and accrued expenses	104,315	132,016
Acquired below-market leases, net	17,081	19,497
Ground lease liabilities	28,070	28,197
Deferred revenue and other liabilities	55,343	62,639
Tenants’ security deposits	27,015	24,908
Total liabilities	2,289,502	2,728,325
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000 shares authorized, 168,301 and 166,405 shares issued and outstanding in 2025 and 2024, respectively	1,683	1,664
Class B common stock, $0.01 par value per share, 50,000 shares authorized, 975 and 978 shares issued and outstanding in 2025 and 2024, respectively	10	10
Additional paid-in capital	1,086,059	1,077,976
Accumulated other comprehensive income	5,558	9,934
Retained deficit	(55,101)	(58,888)
Total Empire State Realty Trust, Inc. stockholders' equity	1,038,209	1,030,696
Non-controlling interests in the Operating Partnership	721,099	721,326
Non-controlling interests in other partnerships	—	—
Series 2019 Private perpetual preferred units, $13.52 liquidation preference, 4,664 issued and outstanding in 2025 and 2024	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 liquidation preference, 1,560 issued and outstanding in 2025 and 2024	8,004	8,004
Total equity	1,789,248	1,781,962
Total liabilities and equity	$4,078,750	$4,510,287
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Rental revenue	$153,540	$152,470	$308,082	$306,352
Observatory revenue	33,899	34,124	57,060	58,720
Lease termination fees	464	—	464	—
Third-party management and other fees	408	376	839	641
Other revenue and fees	2,939	2,573	4,871	5,009
Total revenues	191,250	189,543	371,316	370,722
Operating expenses:
Property operating expenses	44,880	41,516	89,940	86,576
Ground rent expenses	2,332	2,332	4,663	4,663
General and administrative expenses	18,685	18,020	35,625	33,992
Observatory expenses	9,822	8,958	17,940	17,389
Real estate taxes	32,607	31,883	65,657	64,124
Depreciation and amortization	47,802	47,473	96,581	93,554
Total operating expenses	156,128	150,182	310,406	300,298
Total operating income	35,122	39,361	60,910	70,424
Other income (expense):
Interest income	1,867	5,092	5,653	9,270
Interest expense	(25,126)	(25,323)	(52,064)	(50,451)
Interest expense associated with property in receivership	—	(628)	(647)	(628)
Loss on early extinguishment of debt	—	—	—	(553)
Gain on disposition of property	—	10,803	13,170	10,803
Income before income taxes	11,863	29,305	27,022	38,865
Income tax (expense) benefit	(478)	(750)	141	(95)
Net income	11,385	28,555	27,163	38,770
Net income attributable to non-controlling interests:
Non-controlling interest in the Operating Partnership	(3,815)	(10,433)	(9,323)	(13,933)
Non-controlling interests in other partnerships	—	—	—	(4)
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income attributable to common stockholders	$6,519	$17,071	$15,739	$22,732

Total weighted average shares:
Basic	168,368	164,277	167,644	163,988
Diluted	269,951	268,716	269,739	268,105

Earnings per share attributable to common stockholders:
Basic	$0.04	$0.10	$0.09	$0.14
Diluted	$0.04	$0.10	$0.09	$0.14

Dividends per share	$0.035	$0.035	$0.070	$0.070

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Net income	$11,385	$28,555	$27,163	$38,770
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(1,472)	2,853	(5,588)	11,051
Amount reclassified into interest expense	(484)	(667)	(1,533)	(2,991)
Other comprehensive income (loss)	(1,956)	2,186	(7,121)	8,060
Comprehensive income	9,429	30,741	20,042	46,830
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(4,866)	(11,484)	(11,424)	(16,038)
Other comprehensive (income) loss attributable to non-controlling interests	718	(820)	2,649	(2,972)
Comprehensive income attributable to common stockholders	$5,281	$18,437	$11,267	$27,820

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Three Months Ended June 30, 2025 and 2024
(unaudited)

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at March 31, 2025	167,094	$1,671	976	$10	$1,079,194	$6,733	$(55,548)	$1,032,060	$723,875	$29,940	$1,785,875
Conversion of operating partnership units and Class B shares to Class A shares	1,540	16	(1)	—	8,322	63	—	8,401	(8,401)	—	—
Repurchases of common shares	(310)	(3)	—	—	(1,992)	—	(153)	(2,148)	—	—	(2,148)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	6,364	—	6,364
Restricted stock, net of forfeitures	(23)	(1)	—	—	535	—	—	534	—	—	534
Dividends and distributions	—	—	—	—	—	—	(5,919)	(5,919)	(3,836)	(1,051)	(10,806)
Net income	—	—	—	—	—	—	6,519	6,519	3,815	1,051	11,385
Other comprehensive loss	—	—	—	—	—	(1,238)	—	(1,238)	(718)	—	(1,956)
Balance at June 30, 2025	168,301	$1,683	975	$10	$1,086,059	$5,558	$(55,101)	$1,038,209	$721,099	$29,940	$1,789,248

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at March 31, 2024	163,816	$1,638	982	$10	$1,066,030	$11,656	$(83,212)	$996,122	$698,672	$29,940	$1,724,734
Conversion of operating partnership units and Class B shares to Class A shares	697	7	—	—	1,945	14	—	1,966	(1,966)	—	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,847	—	5,847
Restricted stock, net of forfeitures	(30)	—	—	—	541	—	—	541	—	—	541
Dividends and distributions	—	—	—	—	—	—	(5,787)	(5,787)	(3,809)	(1,051)	(10,647)
Net income	—	—	—	—	—	—	17,071	17,071	10,433	1,051	28,555
Other comprehensive income	—	—	—	—	—	1,366	—	1,366	820	—	2,186
Balance at June 30, 2024	164,483	$1,645	982	$10	$1,068,516	$13,036	$(71,928)	$1,011,279	$709,997	$29,940	$1,751,216

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 2025 and 2024
(unaudited)

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2024	166,405	$1,664	978	$10	$1,077,976	$9,934	$(58,888)	$1,030,696	$721,326	$29,940	$1,781,962
Conversion of operating partnership units and Class B shares to Class A shares	2,075	21	(3)	—	9,869	96	—	9,986	(9,986)	—	—
Repurchases of common shares	(310)	(3)	—	—	(1,992)	—	(153)	(2,148)	—	—	(2,148)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	10,774	—	10,774
Restricted stock, net of forfeitures	131	1	—	—	206	—	—	207	—	—	207
Dividends and distributions	—	—	—	—	—	—	(11,799)	(11,799)	(7,689)	(2,101)	(21,589)
Net income	—	—	—	—	—	—	15,739	15,739	9,323	2,101	27,163
Other comprehensive loss	—	—	—	—	—	(4,472)	—	(4,472)	(2,649)	—	(7,121)
Balance at June 30, 2025	168,301	$1,683	975	$10	$1,086,059	$5,558	$(55,101)	$1,038,209	$721,099	$29,940	$1,789,248

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2023	162,062	$1,621	984	$10	$1,060,969	$6,026	$(83,108)	$985,518	$715,587	$29,940	$1,731,045
Conversion of operating partnership units and Class B shares to Class A shares	2,265	22	(2)	—	9,073	3	—	9,098	(9,098)	—	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interest in other partnership	—	—	—	—	(1,805)	1,919	—	114	(15,411)	—	(15,297)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	9,556	—	9,556
Restricted stock, net of forfeitures	156	2	—	—	279	—	—	281	—	—	281
Dividends and distributions	—	—	—	—	—	—	(11,552)	(11,552)	(7,546)	(2,101)	(21,199)
Net income	—	—	—	—	—	—	22,732	22,732	13,937	2,101	38,770
Other comprehensive income	—	—	—	—	—	5,088	—	5,088	2,972	—	8,060
Balance at June 30, 2024	164,483	$1,645	982	$10	$1,068,516	$13,036	$(71,928)	$1,011,279	$709,997	$29,940	$1,751,216
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(amounts in thousands)	2025	2024
Cash Flows From Operating Activities
Net income	$27,163	$38,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,581	93,554
Gain on disposition of property	(13,170)	(10,803)
Amortization of non-cash items within interest expense	4,339	4,289
Amortization of acquired above- and below-market leases, net	(1,638)	(1,027)
Amortization of acquired below-market ground leases	3,916	3,916
Straight-lining of rental revenue	(9,031)	(4,961)
Equity based compensation	11,880	9,837
Loss on early extinguishment of debt	—	553
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	2,107	(9,639)
Tenant and other receivables	3,303	3,648
Deferred costs	(14,794)	(14,377)
Prepaid expenses and other assets	8,324	(7,163)
Accounts payable and accrued expenses	(3,336)	4,328
Deferred revenue and other liabilities	(5,783)	(2,875)
Net cash provided by operating activities	109,861	108,050
Cash Flows From Investing Activities
Additions to building and improvements	(123,869)	(96,517)
Acquisition of real estate property	(31,701)	—
Acquisition of non-controlling interests in other partnerships	—	(14,226)
Reduction of cash from derecognition of assets	—	(12,876)
Post-closing costs from a prior period sale of property	—	(4,034)
Development costs	—	(9)
Net cash used in investing activities	(155,570)	(127,662)

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	Six Months Ended June 30,
(amounts in thousands)	2025	2024
Cash Flows From Financing Activities
Proceeds from unsecured senior notes	—	225,000
Repayment of unsecured senior notes	(100,000)	—
Proceeds from unsecured revolving credit facility	—	120,000
Repayment of unsecured revolving credit facility	(120,000)	—
Proceeds from unsecured term loan	—	95,000
Repayment of unsecured term loan	—	(215,000)
Repayment of mortgage notes payable	(1,796)	(2,961)
Deferred financing costs	(434)	(11,636)
Repurchases of common shares	(2,148)	—
Taxes paid on withholding shares	(899)	—
Private perpetual preferred unit distributions	(2,101)	(2,101)
Dividends paid to common stockholders	(11,799)	(11,552)
Distributions paid to non-controlling interests in the operating partnership	(7,689)	(7,546)
Net cash (used in) provided by financing activities	(246,866)	189,204
Net (decrease) increase in cash and cash equivalents and restricted cash	(292,575)	169,592
Cash and cash equivalents and restricted cash—beginning of period	429,302	406,956
Cash and cash equivalents and restricted cash—end of period	$136,727	$576,548

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$385,465	$346,620
Restricted cash at beginning of period	43,837	60,336
Cash and cash equivalents and restricted cash at beginning of period	$429,302	$406,956

Cash and cash equivalents at end of period	$94,643	$535,533
Restricted cash at end of period	42,084	41,015
Cash and cash equivalents and restricted cash at end of period	$136,727	$576,548

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,422	$43,392
Cash paid for income taxes	$1,933	$1,260

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$51,560	$48,510
Write-off of fully depreciated assets	16,309	5,359
Derivative instruments at fair values included in prepaid expenses and other assets	4,205	16,239
Contract asset	(171,003)	166,955
Derecognition of debt associated with property in receivership	177,667	—
Derecognition of commercial real estate and other assets, net	—	(144,241)
Accrued interest associated with property in receivership	6,080	1,589
Conversion of operating partnership units and Class B shares to Class A shares	9,986	9,098

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
Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of June 30, 2025, our portfolio was comprised of approximately 7.8 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 743 residential units. Our office portfolio included 10 properties (including three long-term ground leasehold interests). Nine of these office properties are located in midtown Manhattan and encompass approximately 7.6 million rentable square feet of office space and 0.5 million rentable square feet of retail space, including the Empire State Building. The remaining office property is located in Stamford, Connecticut, with immediate access to mass transportation. Additionally, we have entitled land adjacent to the Stamford office property that can support the development of either office or residential per local zoning. Our multifamily portfolio included 743 residential units in New York City.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "Offering"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of June 30, 2025, we owned approximately 60.8% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
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

We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. The Operating Partnership is a VIE of ESRT. As the Operating Partnership is already consolidated in the financial statements of ESRT, the identification of this entity as a VIE has no impact on our consolidated financial statements. We also determined that the Operating Partnership has a variable interest in the intermediary entity that holds title to the North 6th Street Collection assets acquired in June 2025, and as a result is consolidated in the financial statements of ESRT as of June 30, 2025.
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
3. Acquisitions and Dispositions
Property Acquisitions
In June 2025, we closed on the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn for an aggregate purchase price of $31.0 million.
In September and October 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for an aggregate purchase price of $195.0 million.

The following table summarizes the purchase price allocations of these acquisitions (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
The North 6th Street Collection(1)	6/30/2025	$11,243	$20,458	$—	$—	$31,701
The North 6th Street Collection(2)	September 2024-October 2024	44,924	146,826	10,984	(9,664)	193,070
(1) Includes two retail properties on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $0.7 million.
(2) Includes nine retail properties on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $(1.9) million, net of certain closing credits.

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
Property Dispositions
The following table summarizes properties disposed of during the six and twelve months ended June 30, 2025 and December 31, 2024, respectively (amounts in thousands):

Property	Date of Disposal	Sales Price(1)	Gain on Disposition(2)
First Stamford Place, Stamford, Connecticut	5/22/2024	$165,807	$26,472
(1) We transferred First Stamford Place, which was encumbered by mortgage and other debt obligations of $165.8 million back to the lender in a consensual foreclosure and recognized non-cash gain upon the disposition.
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
In connection with the completion of the consensual foreclosure we concluded that we are no longer the primary beneficiary of the entity that holds the First Stamford Place mezzanine debt obligation as we no longer have the power to direct the activities that most significantly impact the VIE's economic performance, nor the right to receive the benefits from the VIE. As a result, the entity was deconsolidated during the three months ended March 31, 2025 and we recognized a gain of $13.2 million from the mezzanine debt obligation. The gain is included as a component of gain on disposition of property in the accompanying condensed consolidated statement of operations.

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	June 30, 2025	December 31, 2024
Deferred leasing costs	$224,592	$230,836
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	137,329	137,580
Acquired above-market leases	19,589	19,636
Total deferred costs, excluding deferred financing costs	381,510	388,052
Less: accumulated amortization	(208,099)	(212,972)
Total deferred costs, net, excluding net deferred financing costs	173,411	175,080
Deferred financing costs, net, of accumulated amortization of $8,841 and $7,783, respectively (See Note 5)	8,283	8,907
Total deferred costs, net	$181,694	$183,987
Acquired below-market ground leases, net, consisted of the following:

(amounts in thousands)	June 30, 2025	December 31, 2024
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(87,421)	(83,506)
Acquired below-market ground leases, net	$309,495	$313,410
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	June 30, 2025	December 31, 2024
Acquired below-market leases	$(56,359)	$(56,359)
Less: accumulated amortization	39,278	36,862
Acquired below-market leases, net	$(17,081)	$(19,497)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Rental revenue:
Amortization of below-market leases, net of above-market leases	$840	$513	$1,638	$1,027
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	5,128	5,231	10,497	11,018
Amortization related to acquired in-place lease value	1,415	1,234	2,823	2,520
As of June 30, 2025 and December 31, 2024, we had goodwill of $491.5 million. Goodwill was allocated $227.5 million to the Observatory reportable segment and $264.0 million to the real estate reportable segment.
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
5. Debt
Debt consisted of the following:

	Principal Balance		As of June 30, 2025
(amounts in thousands)	June 30, 2025	December 31, 2024	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
10 Union Square	$50,000	$50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	33,580	34,048	4.01%	4.21%	1/5/2028
Metro Center (3)	71,600	71,600	3.59%	3.67%	11/5/2029
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	6,106	6,490	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	13,092	14,036	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	702,478	704,274
Senior unsecured notes:(4)
Series A	—	100,000	—	—	—
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	155,000	7.20%	7.39%	6/17/2029
Series J	45,000	45,000	7.32%	7.46%	6/17/2031
Series K	25,000	25,000	7.41%	7.52%	6/17/2034
Unsecured term loan facility (4)	175,000	175,000	SOFR plus 1.50%	4.61%	12/31/2026
Unsecured term loan facility (3),(4)	95,000	95,000	SOFR plus 1.50%	5.16%	3/8/2029
Unsecured revolving credit facility (3),(4)	—	120,000	SOFR plus 1.30%	4.04%	3/8/2029
Total principal	2,072,478	2,294,274
Deferred financing costs, net	(9,007)	(10,123)
Unamortized debt discount	(5,793)	(6,183)
Total	$2,057,678	$2,277,968
______________
(1)The effective rate is the yield as of June 30, 2025 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements.
(2)Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)Assumes extension options are exercised for the 2029 maturities of the term loan, revolving credit facility and Metro Center mortgage.
(4)At June 30, 2025, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at June 30, 2025 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2025	$1,868	$—	$1,868
2026	3,957	225,000	228,957
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	321,600	325,490
Thereafter	14,634	1,192,607	1,207,241
Total	$32,180	$2,040,298	$2,072,478
Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	June 30, 2025	December 31, 2024
Deferred financing costs, included as a component of net debt	$16,121	$36,309
Deferred financings costs, included as a component of net deferred costs (See Note 4)	17,124	16,638
Total deferred financing costs	$33,245	$52,947
Less: accumulated amortization	(15,955)	(33,970)
Total deferred financing costs, net	$17,290	$18,977
The total amortization expense related to deferred financing costs consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Amortization of deferred financing costs	$1,080	$1,050	$2,174	$2,069
Unsecured Revolving Credit and Term Loan Facilities
On May 28, 2025, through our Operating Partnership, we entered into a first amendment to our second amended and restated credit agreement, dated March 8, 2024, with Bank of America, N.A., as administrative agent and other lenders party thereto, which governs our senior unsecured revolving credit facility and term loan facility (collectively, the “BofA Credit Facilities”). The first amendment amends certain sustainability margin adjustment terms. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. The BofA Credit Facilities are comprised of a $620.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $95.0 million term loan facility (the “BofA Term Loan Facility”). We may request that the BofA Credit Facilities be increased through one or more increases in the Revolving Credit Facility or one or more increases in the BofA Term Loan Facility or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount under the second amended and restated credit agreement not to exceed $1.5 billion.
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10.0 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. On March 18, 2025, we repaid the $120.0 million borrowings previously drawn on the Revolving Credit Facility. As of June 30, 2025, we had no borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
On March 13, 2024, through our Operating Partnership, we entered into a third amendment to our credit agreement dated March 19, 2020, with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, which governs a senior unsecured term loan facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is

in the original principal amount of $175.0 million and matures on December 31, 2026. The third amendment provides for, among other things, certain conforming changes to the BofA Credit Facilities agreement, including increases to the capitalization rate for certain of our properties. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $225.0 million. As of June 30, 2025, our borrowings amounted to $175.0 million under the Wells Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of June 30, 2025, we were in compliance with these covenants.
Senior Unsecured Notes
On March 27, 2025, the Series A senior unsecured notes matured and the aggregate principal amount of $100.0 million was repaid. The notes had a stated interest rate of 3.93%.
The terms of our senior unsecured notes, include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of June 30, 2025, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consisted of the following:

(amounts in thousands)	June 30, 2025	December 31, 2024
Capital expenditures included in accounts payable and accrued expenses	$51,560	$73,535
Accounts payable and accrued expenses	49,033	54,779
Interest rate swap agreements liability	12	—
Accrued interest payable	3,710	3,702
Total accounts payable and accrued expenses	$104,315	$132,016
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. If we had breached any of these provisions, we could have been required to settle our obligations that were in a net liability position under the agreements at their termination value of $12 thousand as of June 30, 2025, which includes accrued interest but excludes any adjustment for nonperformance risk. As of June 30, 2025, we were in compliance with these provisions.
As of June 30, 2025 and December 31, 2024, we had interest rate swaps and caps with an aggregate notional value of $448.0 million and $664.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of June 30, 2025 and 2024, our cash flow hedges are deemed highly effective. A net unrealized loss of $2.0 million and $7.1 million for the three and six months ended June 30, 2025, and a net unrealized gain of $2.2 million and $8.1 million for the three and six months ended June 30, 2024, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $0.2 million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and included within our disclosure of cash paid for interest on our condensed consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
The table below summarizes the terms of agreements and the fair values of our derivative financial instruments:

(amounts in thousands, except percentages)						June 30, 2025		December 31, 2024
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$—	$(12)	$759	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	502	—	2,825	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	490	—	743	—
Interest rate swap	13,252	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	446	—	754	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	2,589	—	4,895	—
Interest rate swap	—	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	—	—	383	—
Interest rate swap	—	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	—	—	382	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	19	—	35	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	43	—	81	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	53	—	1,117	—
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	63	—	1,124	—
	$448,028					$4,205	$(12)	$13,098	$—
(1) Included as a component of prepaid expenses and other assets on the condensed consolidated balance sheets.
(2) Included as a component of accounts payable and accrued expenses on the condensed consolidated balance sheets.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amount of (loss) gain recognized in other comprehensive income (loss)	$(1,472)	$2,853	$(5,588)	$11,051
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	(484)	(667)	(1,533)	(2,991)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$(25,126)	$(25,323)	$(52,064)	$(50,451)
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	484	667	1,533	2,991
Fair Valuation
The estimated fair values at June 30, 2025 and December 31, 2024 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The following tables summarize the carrying and estimated fair values of our financial instruments:

	June 30, 2025
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$4,205	$4,205	$—	$4,205	$—
Interest rate swaps included in accounts payable and accrued expenses	12	12	—	12	—
Mortgage notes payable	691,440	644,870	—	—	644,870
Senior unsecured notes - Series B-K	1,097,355	1,044,459	—	—	1,044,459
Unsecured term loan facilities	268,883	270,000	—	—	270,000

	December 31, 2024
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$13,098	$13,098	$—	$13,098	$—
Mortgage notes payable	692,176	618,378	—	—	618,378
Senior unsecured notes - Series A-K	1,197,061	1,116,149	—	—	1,116,149
Unsecured term loan facilities	268,731	270,000	—	—	270,000
Unsecured revolving credit facility	120,000	120,000	—	—	120,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of June 30, 2025 and December 31, 2024. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 30 years. Certain leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Tenant expense reimbursements are reflected in our June 30, 2025 and 2024 condensed consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fixed payments	$133,873	$136,235	$269,829	$272,588
Variable payments	19,667	16,235	38,253	33,764
Total rental revenue	$153,540	$152,470	$308,082	$306,352
As of June 30, 2025, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

Remainder of 2025	$251,509
2026	484,579
2027	463,653
2028	426,970
2029	363,439
Thereafter	1,759,249
$3,749,399
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
As of June 30, 2025, the future lease payments to be received for signed leases that have not yet commenced was approximately $570.1 million.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets and lease liabilities of $28.1 million as of June 30, 2025 and right-of-use assets and lease liabilities of $28.2 million as of December 31, 2024 in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases

(Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of June 30, 2025 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of June 30, 2025 was 45.0 years.
As of June 30, 2025, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

Remainder of 2025	$760
2026	1,503
2027	1,482
2028	1,482
2029	1,482
Thereafter	59,283
Total undiscounted lease payments	65,992
Present value discount	(37,922)
Ground lease liabilities	$28,070
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of June 30, 2025, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our condensed consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On July 31, 2023, the New York State court denied the Respondents’ petition to vacate in part and confirmed the award. On January 22, 2024, that court entered judgment in favor of the Claimants (save for one Claimant, whose petition to confirm was granted in a separate proceeding on July 22, 2024) in an amount of approximately $1.3 million, inclusive of interest. The Respondents believe those rulings are incorrect and appealed them. On March 13, 2025, the appeals court affirmed. The Respondents have filed a motion for leave to appeal to the New York Court of Appeals. In addition, certain of the Claimants in the federal court action brought to toll the statute of limitations and sought to pursue claims in that case against the Respondents. Respondents believe that any such claims are meritless. The magistrate judge assigned to the action has issued a Report and Recommendation rejecting the Claimants’ claims; on January 30, 2025, the district judge adopted that Report and Recommendation and dismissed the case. Those Claimants have appealed that ruling.
Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.

Unfunded Capital Expenditures
At June 30, 2025, we estimate that we will incur approximately $103.9 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At June 30, 2025, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of June 30, 2025, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
As of June 30, 2025, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
As of June 30, 2025, there were 168,301,105 shares of Class A common stock, 974,628 shares of Class B common stock and 109,308,532 OP Units outstanding. The REIT holds a 60.8% controlling interest in the OP. The other 39.2% non-

controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. We have two classes of common stock as a means to give our OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one Class B share, and such Class B share carries 50 votes per share.
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
The following table summarizes our repurchases of equity securities in each of the three months ended June 30, 2025 under the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 1 - April 30, 2025	310,415	$6.92	310,415	$497,852
May 1 - May 31, 2025	—	$—	—	$497,852
June 1 - June 30, 2025	—	$—	—	$497,852
Private Perpetual Preferred Units
As of June 30, 2025, there were 4,664,038 Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560,360 Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Dividends and Distributions
The following is a summary of dividend and distribution activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
Dividends paid to common stockholders	$(5,919)	$(5,787)	$(11,799)	$(11,552)
Distributions paid to Operating Partnership unitholders (the "OP unitholders")	(3,836)	(3,809)	(7,689)	(7,546)
Distributions paid to preferred unitholders	(1,051)	(1,051)	(2,101)	(2,101)
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
An aggregate of 11.0 million shares of our common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of June 30, 2025, 6.0 million shares of common stock remain available for future issuance.
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

In May 2025, we made grants of 185,280 LTIP units to our non-employee directors that are subject to time-based vesting with fair market values of $1.3 million.
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
LTIP units and restricted stock issued during the six months ended June 30, 2025 were valued at $28.9 million. The weighted average per unit or share fair value was $5.89 for grants issued for the six months ended June 30, 2025. The fair value per unit or share granted in 2025 was estimated on the respective dates of grant using the following assumptions:

2025
Expected life	2.0 to 5.3 years
Dividend rate	1.7%
Risk-free interest rate	3.9% - 4.0%
Expected price volatility	35.0% - 44.0%
No stock options, dividend equivalents, or stock appreciation rights were issued or outstanding during the six months ended June 30, 2025.
The following is a summary of restricted stock and LTIP unit activity for the six months ended June 30, 2025:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2024	612,416	3,615,771	2,629,002	2,078,099	$6.87
Vested	(211,476)	(1,361,704)	(340,736)	(229,162)	7.48
Granted	245,616	1,866,961	1,679,320	1,112,709	5.89
Forfeited or unearned	(27,124)	—	—	(46,846)	7.91
Unvested balance at June 30, 2025	619,432	4,121,028	3,967,586	2,914,800	$6.33
The time-based LTIPs and restricted stock awards granted to non-named executive officers or granted to certain named executive officers before 2025, are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 65, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $1.6 million and $2.7 million for the three and six months ended June 30, 2025, respectively, and $1.7 million and $2.4 million for the three and six months ended June 30, 2024, respectively. Unrecognized compensation expense was $4.7 million at June 30, 2025, which will be recognized over a weighted average period of 1.4 years.
For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $5.3 million and $9.2 million for the three and six months ended June 30, 2025, respectively, and $5.5 million and $8.2 million for the three and six months ended June 30, 2024, respectively. Unrecognized compensation expense was $42.1 million at June 30, 2025, which will be recognized over a weighted average period of 2.8 years.
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

Earnings per share is computed as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator - Basic:
Net income	$11,385	$28,555	$27,163	$38,770
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income attributable to non-controlling interests	(3,815)	(10,433)	(9,323)	(13,937)
Net income attributable to common stockholders – basic	$6,519	$17,071	$15,739	$22,732
Numerator - Diluted:
Net income	$11,385	$28,555	$27,163	$38,770
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Net income attributable to non-controlling interests in other partnerships	—	—	—	(4)
Net income attributable to common stockholders – diluted	$10,334	$27,504	$25,062	$36,665
Denominator:
Weighted average shares outstanding – basic	168,368	164,277	167,644	163,988
Weighted average operating partnership units	98,531	100,399	99,341	100,631
Effect of dilutive securities:
Stock-based compensation plans	3,052	4,040	2,754	3,486
Weighted average shares outstanding – diluted	269,951	268,716	269,739	268,105
Earnings per share:
Basic	$0.04	$0.10	$0.09	$0.14
Diluted	$0.04	$0.10	$0.09	$0.14
There were zero antidilutive shares and LTIP units for the three and six months ended June 30, 2025 and 2024.
11. Related Party Transactions
Supervisory Fee Revenue
Since we became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since we became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. These fees are included within third-party management and other fees.
Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

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
The following tables provide components of segment net income for each segment:

	Three Months Ended June 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$156,943	$33,899	$—	$190,842
Intercompany rental revenue	20,666	—	(20,666)	—
Total revenues, excluding third-party management and other fees	177,609	33,899	(20,666)	190,842
Segment operating expenses:
Property operating expenses	44,880	—	—	44,880
Observatory expenses	—	9,822	—	9,822
Other segment expenses[1]	34,939	20,666	(20,666)	34,939
Total segment operating expenses	79,819	30,488	(20,666)	89,641
Net operating income	$97,790	$3,411	$—	$101,201

Segment assets	$3,813,645	$265,105	$—	$4,078,750
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

	Three Months Ended June 30, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$155,043	$34,124	$—	$189,167
Intercompany rental revenue	20,980	—	(20,980)	—
Total revenues, excluding third-party management and other fees	176,023	34,124	(20,980)	189,167
Segment operating expenses:
Property operating expenses	41,516	—	—	41,516
Observatory expenses	—	8,958	—	8,958
Other segment expenses[1]	34,215	20,980	(20,980)	34,215
Total segment operating expenses	75,731	29,938	(20,980)	84,689
Net operating income	$100,292	$4,186	$—	$104,478

Segment assets	$4,171,251	$261,999	$—	$4,433,250
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

	Six Months Ended June 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$313,417	$57,060	$—	$370,477
Intercompany rental revenue	35,826	—	(35,826)	—
Total revenues, excluding third-party management and other fees	349,243	57,060	(35,826)	370,477
Operating expenses:
Property operating expenses	89,940	—	—	89,940
Observatory expenses	—	17,940	—	17,940
Other segment expenses[1]	70,320	35,826	(35,826)	70,320
Total segment operating expenses	160,260	53,766	(35,826)	178,200
Net operating income	$188,983	$3,294	$—	$192,277
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

	Six Months Ended June 30, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$311,361	$58,720	$—	$370,081
Intercompany rental revenue	37,047	—	(37,047)	—
Total revenues, excluding third-party management and other fees	348,408	58,720	(37,047)	370,081
Operating expenses:
Property operating expenses	86,576	—	—	86,576
Observatory expenses	—	17,389	—	17,389
Other segment expenses[1]	68,787	37,047	(37,047)	68,787
Total segment operating expenses	155,363	54,436	(37,047)	172,752
Net operating income	$193,045	$4,284	$—	$197,329
(1) Other segment expenses include real estate taxes, ground rent expense and intercompany rent expense.

Below is a reconciliation of Net income to Net operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$11,385	$28,555	$27,163	$38,770
Add:
General and administrative expenses	18,685	18,020	35,625	33,992
Depreciation and amortization	47,802	47,473	96,581	93,554
Interest expense	25,126	25,323	52,064	50,451
Interest expense associated with property in receivership	—	628	647	628
Loss on early extinguishment of debt	—	—	—	553
Income tax expense (benefit)	478	750	(141)	95
Less:
Gain on disposition of property	—	(10,803)	(13,170)	(10,803)
Third-party management and other fees	(408)	(376)	(839)	(641)
Interest income	(1,867)	(5,092)	(5,653)	(9,270)
Net operating income	$101,201	$104,478	$192,277	$197,329
13. Subsequent Events
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our Company and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of the Company’s performance for its three and six month periods ended June 30, 2025 with the corresponding three and six month periods ended June 30, 2024 and reviews the Company’s financial position as of June 30, 2025. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Overview
Highlights for the three months ended June 30, 2025
•Net income attributable to common stockholders of $6.5 million.
•Core Funds From Operations ("Core FFO") of $59.2 million attributable to common stockholders and the operating partnership.

•Signed a total of 232,108 rentable square feet of new, renewal, and expansion leases.
•Closed on the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn for an aggregate purchase price of $31.0 million in June 2025.
Results of Operations
The discussion below relates to our results of operations for the three and six months ended June 30, 2025 and 2024, respectively.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The following table summarizes the historical results of operations:

	Three Months Ended June 30,
	2025			2024			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$153,540	$—	$153,540	$152,470	$—	$152,470	$1,070	0.7%
Observatory revenue	—	33,899	33,899	—	34,124	34,124	(225)	(0.7)%
Lease termination fees	464	—	464	—	—	—	464	N/A
Third-party management and other fees	408	—	408	376	—	376	32	8.5%
Other revenues and fees	2,939	—	2,939	2,573	—	2,573	366	14.2%
Total revenues	157,351	33,899	191,250	155,419	34,124	189,543	1,707	0.9%
Operating expenses:
Property operating expenses	44,880	—	44,880	41,516	—	41,516	(3,364)	(8.1)%
Ground rent expenses	2,332	—	2,332	2,332	—	2,332	—	—%
General and administrative expenses	18,685	—	18,685	18,020	—	18,020	(665)	(3.7)%
Observatory expenses	—	9,822	9,822	—	8,958	8,958	(864)	(9.6)%
Real estate taxes	32,607	—	32,607	31,883	—	31,883	(724)	(2.3)%
Depreciation and amortization	47,760	42	47,802	47,441	32	47,473	(329)	(0.7)%
Total operating expenses	146,264	9,864	156,128	141,192	8,990	150,182	(5,946)	(4.0)%
Operating income	11,087	24,035	35,122	14,227	25,134	39,361	(4,239)	(10.8)%
Intercompany rent revenue (expense)	20,666	(20,666)	—	20,980	(20,980)	—	—	—%
Other income (expense):
Interest income	1,715	152	1,867	5,011	81	5,092	(3,225)	(63.3)%
Interest expense	(25,126)	—	(25,126)	(25,323)	—	(25,323)	197	0.8%
Interest expense associated with property in receivership	—	—	—	(628)	—	(628)	628	100.0%
Gain on disposition of property	—	—	—	10,803	—	10,803	(10,803)	(100.0)%
Income before income taxes	8,342	3,521	11,863	25,070	4,235	29,305	(17,442)	(59.5)%
Income tax expense	(159)	(319)	(478)	(208)	(542)	(750)	272	36.3%
Net income	8,183	3,202	11,385	24,862	3,693	28,555	(17,170)	(60.1)%
Net income attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(3,815)	—	(3,815)	(10,433)	—	(10,433)	6,618	63.4%
Private perpetual preferred unit distributions	(1,051)	—	(1,051)	(1,051)	—	(1,051)	—	—%
Net income attributable to common stockholders	$3,317	$3,202	$6,519	$13,378	$3,693	$17,071	$(10,552)	(61.8)%
Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher operating and real estate tax expense escalations driving a $3.8 million increase during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was partially offset by the net impact of acquisitions and dispositions made during 2024, which reduced rental revenue by $2.2 million.

Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and maintenance costs and cleaning-related payroll costs during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was partially offset by the net impact of acquisitions and dispositions made during 2024.
Interest Income
The decrease in interest income in the three months ended June 30, 2025 is primarily attributable to a decrease in cash and cash equivalents due to the paydown of the $120 million revolving credit facility and the $100 million Series A senior unsecured notes in March 2025, and the acquisition of two retail properties in June 2025 for an aggregate purchase price of $31.0 million.
Gain on Disposition of Property
There is no gain on disposition activity for the three months ended June 30, 2025. The gain on disposition activity for the three months ended June 30, 2024 relates to the derecognition of assets and certain liabilities in connection with the consensual foreclosure of First Stamford Place in Stamford, Connecticut in May 2024. See "Financial Statements - Note 3 Acquisitions and Dispositions" for additional details.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to lower visitation during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to more bad weather days during holiday weekends and lower levels of international tourism in 2025 as compared to 2024.
Observatory Expenses
The increase in Observatory expenses was primarily due to higher marketing expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025			2024			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$308,082	$—	$308,082	$306,352	$—	$306,352	$1,730	0.6%
Observatory revenue	—	57,060	57,060	—	58,720	58,720	(1,660)	(2.8)%
Lease termination fees	464	—	464	—	—	—	464	N/A
Third-party management and other fees	839	—	839	641	—	641	198	30.9%
Other revenues and fees	4,871	—	4,871	5,009	—	5,009	(138)	(2.8)%
Total revenues	314,256	57,060	371,316	312,002	58,720	370,722	594	0.2%
Operating expenses:
Property operating expenses	89,940	—	89,940	86,576	—	86,576	(3,364)	(3.9)%
Ground rent expenses	4,663	—	4,663	4,663	—	4,663	—	—%
General and administrative expenses	35,625	—	35,625	33,992	—	33,992	(1,633)	(4.8)%
Observatory expenses	—	17,940	17,940	—	17,389	17,389	(551)	(3.2)%
Real estate taxes	65,657	—	65,657	64,124	—	64,124	(1,533)	(2.4)%
Depreciation and amortization	96,495	86	96,581	93,485	69	93,554	(3,027)	(3.2)%
Total operating expenses	292,380	18,026	310,406	282,840	17,458	300,298	(10,108)	(3.4)%
Operating income	21,876	39,034	60,910	29,162	41,262	70,424	(9,514)	(13.5)%
Intercompany rent revenue (expense)	35,826	(35,826)	—	37,047	(37,047)	—	—	—%
Other income (expense):
Interest income	5,428	225	5,653	9,151	119	9,270	(3,617)	(39.0)%
Interest expense	(52,064)	—	(52,064)	(50,451)	—	(50,451)	(1,613)	(3.2)%
Interest expense associated with property in receivership	(647)	—	(647)	(628)	—	(628)	(19)	(3.0)%
Loss on early extinguishment of debt	—	—	—	(553)	—	(553)	553	100.0%

Gain on disposition of property	13,170	—	13,170	10,803	—	10,803	2,367	21.9%
Income before income taxes	23,589	3,433	27,022	34,531	4,334	38,865	(11,843)	(30.5)%
Income tax (expense) benefit	(365)	506	141	(321)	226	(95)	236	248.4%
Net income	23,224	3,939	27,163	34,210	4,560	38,770	(11,607)	(29.9)%
Net income attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(9,323)	—	(9,323)	(13,933)	—	(13,933)	4,610	33.1%
Non-controlling interests in other partnerships	—	—	—	(4)	—	(4)	4	100.0%
Private perpetual preferred unit distributions	(2,101)	—	(2,101)	(2,101)	—	(2,101)	—	—%
Net income attributable to common stockholders	$11,800	$3,939	$15,739	$18,172	$4,560	$22,732	$(6,993)	(30.8)%
Real Estate Segment
Rental Revenue
The increase in rental revenue was primarily attributable to higher operating and real estate tax expense escalations driving a $7.9 million increase during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was partially offset by the net impact of acquisitions and dispositions made during 2024, which reduced rental revenue by $6.2 million.
Property Operating Expenses
The increase in property operating expenses was primarily due to higher repair and maintenance costs, cleaning-related payroll costs, and utilities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was partially offset by the net impact of acquisitions and dispositions made during 2024.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to higher payroll costs during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase in payroll costs is partially attributable to an acceleration of share based compensation expense as certain executives approach their retirement eligibility date.
Interest Income
The decrease in interest income in the three months ended June 30, 2025 is primarily attributable to a decrease in cash and cash equivalents due to the paydown of the $120 million revolving credit facility and the $100 million Series A senior unsecured notes in March 2025, and the acquisition of two retail properties in June 2025 for an aggregate purchase price of $31.0 million.
Interest Expense
The increase in interest expense was attributable to the June 2024 issuance of Series I-K senior unsecured notes, partially offset by the February 2025 release of the First Stamford Place senior mortgage obligation, and the March 2025 paydown of the $120 million revolving credit facility and the $100 million Series A senior unsecured notes.
Gain on Disposition of Property
The gain on disposition activity for the six months ended June 30, 2024 and 2025, represents the derecognition of assets and certain liabilities in connection with the consensual foreclosure of First Stamford Place in Stamford, Connecticut in May 2024, and the subsequent deconsolidation of the mezzanine debt obligation in connection with the completion of the consensual foreclosure in February 2025, respectively. See "Financial Statements - Note 3 Acquisitions and Dispositions" for additional details.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to lower visitation during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to more bad weather days during holiday weekends and lower levels of international tourism in 2025 as compared to 2024.

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
At June 30, 2025, we had $94.6 million available in cash and cash equivalents, and $620.0 million available under our unsecured revolving credit facility.
At June 30, 2025, we had approximately $2.1 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.34% and a weighted average maturity of 5.0 years.
Portfolio Transaction Activity
In June 2025, we closed on the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn for an aggregate purchase price of $31.0 million.
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
Unsecured Revolving Credit and Term Loan Facilities
On May 28, 2025, through our Operating Partnership, we entered into a first amendment to our second amended and restated credit agreement, dated March 8, 2024, with Bank of America, N.A., as administrative agent and other lenders party thereto, which governs our BofA Credit Facilities. The first amendment amends certain sustainability margin adjustment terms. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants.
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

Financial Covenants
As of June 30, 2025, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	June 30, 2025	In Compliance
Maximum total leverage	< 60%	32.7%	Yes
Maximum secured leverage	< 40%	11.6%	Yes
Minimum fixed charge coverage	> 1.50x	3.1x	Yes
Minimum unencumbered interest coverage	> 1.75x	5.0x	Yes
Maximum unsecured leverage	< 60%	25.1%	Yes
Mortgage Debt
As of June 30, 2025, mortgage notes payable, net, amounted to $691.4 million. We have no mortgage debt maturity until April 2026.
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

Office Properties(1)(2)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals(3)	2025	2024
Number of leases signed(4)	37	56

Total square feet	451,143	630,253
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$68.78	$65.10
Weighted average annualized cash rent per square foot for previous leases	62.04	62.85
Percentage of new cash rent over previously escalated rents	10.9%	3.6%

Leasing commission costs per square foot(5)	$25.52	$19.12
Tenant improvement costs per square foot(5)	68.53	66.14
Total leasing commissions and tenant improvement costs per square foot(5)	$94.05	$85.26
Retail Properties(2)(6)

	Six Months Ended June 30,
Total New Leases, Expansions, and Renewals(3)	2025	2024
Number of leases signed(4)	5	4

Total square feet	11,513	11,448
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$261.14	$157.46
Weighted average annualized cash rent per square foot for previous leases	302.68	140.29
Percentage of new cash rent over previously escalated rents	(13.7)%	12.2%

Leasing commission costs per square foot(5)	$85.97	$74.33
Tenant improvement costs per square foot(5)	25.02	18.16
Total leasing commissions and tenant improvement costs per square foot(5)	$110.99	$92.49
_______________
(1)Excludes an aggregate of 475,744 and 486,943 rentable square feet of retail space in our Manhattan office properties in 2025 and 2024, respectively.
(2)The tables above exclude our multifamily properties.
(3)The number of leases signed include "Early Renewals" which are leases signed over two years prior to the lease expiration.
(4)Presents a renewed and expansion lease as one lease signed.
(5)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(6)Includes an aggregate of 475,744 and 486,943 rentable square feet of retail space in our Manhattan office properties in 2025 and 2024, respectively.

(amounts in thousands)	Six Months Ended June 30,
Total Commercial Portfolio	2025	2024
Capital expenditures (1)	$26,035	$37,775
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of June 30, 2025, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $103.9 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
Capital expenditures are considered part of both our short-term and long-term liquidity requirements. We intend to fund capital improvements through a combination of operating cash flow, cash on hand and other borrowings.
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
Distribution to Equity Holders
Distributions and dividends amounting to $21.6 million and $21.2 million have been made to equity holders for the six months ended June 30, 2025 and 2024, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. See "Financial Statements - Note 10. Equity" for a summary of our repurchases of equity securities in each of the three months ended June 30, 2025.
Cash Flows
Comparison of Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Net cash. Cash and cash equivalents and restricted cash were $136.7 million and $576.5 million as of June 30, 2025 and 2024, respectively. The decrease was primarily the result of the following changes in cash flows:

Operating activities. Net cash provided by operating activities increased by $1.8 million to $109.9 million primarily due to changes in working capital.
Investing activities. Net cash used in investing activities increased by $27.9 million to $155.6 million primarily due to the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn in June 2025 for a purchase price of $31.7 million, including transaction costs.
Financing activities. Net cash used in financing activities increased by $436.1 million to $246.9 million primarily due to the 2025 repayments of the $120.0 million previously drawn on the revolving credit facility and the $100.0 million Series A senior unsecured notes, compared to the 2024 proceeds from the issuance of $225.0 million Series I-K senior unsecured notes. See "Financial Statements - Note 5. Debt."
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$11,385	$28,555	$27,163	$38,770
Add:
General and administrative expenses	18,685	18,020	35,625	33,992
Depreciation and amortization	47,802	47,473	96,581	93,554
Interest expense	25,126	25,323	52,064	50,451
Interest expense associated with property in receivership	—	628	647	628
Loss on early extinguishment of debt	—	—	—	553
Income tax expense (benefit)	478	750	(141)	95
Less:
Gain on disposition of property	—	(10,803)	(13,170)	(10,803)
Third-party management and other fees	(408)	(376)	(839)	(641)
Interest income	(1,867)	(5,092)	(5,653)	(9,270)
Net operating income	$101,201	$104,478	$192,277	$197,329

Other Net Operating Income Data
Straight-line rental revenue	$3,748	$1,900	$9,031	$4,961
Net increase in rental revenue from the amortization of above-and below-market lease assets and liabilities	$840	$513	$1,638	$1,027
Amortization of acquired below-market ground leases	$1,958	$1,958	$3,916	$3,916
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$11,385	$28,555	$27,163	$38,770
Non-controlling interests in other partnerships	—	—	—	(4)
Private perpetual preferred unit distributions	(1,051)	(1,051)	(2,101)	(2,101)
Real estate depreciation and amortization	46,921	46,398	94,792	91,255
Gain on disposition of property	—	(10,803)	(13,170)	(10,803)
Funds from operations attributable to common stockholders and the Operating Partnership	57,255	63,099	106,684	117,117
Amortization of below-market ground leases	1,958	1,958	3,916	3,916
Modified funds from operations attributable to common stockholders and the Operating Partnership	59,213	65,057	110,600	121,033
Interest expense associated with property in receivership	—	628	647	628
Loss on early extinguishment of debt	—	—	—	553
Core funds from operations attributable to common stockholders and the Operating Partnership	$59,213	$65,685	$111,247	$122,214

Weighted average shares and Operating Partnership Units
Basic	266,899	264,676	266,985	264,619
Diluted	269,951	268,716	269,739	268,105
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
As of June 30, 2025, there were approximately 0.6 million rentable square feet of space in our portfolio available to lease (excluding leases signed but not yet commenced) representing 7.4% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 3.5% and 5.8% of net rentable square footage of the properties in our commercial portfolio will expire in 2025 and in 2026, respectively. These leases are expected to represent approximately 3.5% and 5.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the six months ended June 30, 2025, the Observatory hosted 1,057,000 visitors, compared to 1,133,000 visitors for the six months ended June 30, 2024, a decrease of 6.7%. Observatory revenue for the six months ended June 30, 2025 was $57.1 million, a 2.8% decrease from $58.7 million for the six months ended June 30, 2024. Observatory revenues were lower due to lower visitation during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to more bad weather days during holiday weekends and lower levels of international visitors in 2025 as compared to 2024.
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
Outlook
We believe the global economy, including the real estate sector, currently navigates an environment of uncertainty around inflation, interest rates, tariffs, economic growth and geopolitical unrest. There have been concerns about the softening of the office real estate market, amidst refinancing challenges of existing low interest rate loans and associated reduced new loan availability and increased costs of loans and related increased expectations of equity returns. Additionally, the risk of slower global economic growth could impact the number of visitors to the Empire State Building Observatory, as well as our pricing power.
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
As of June 30, 2025, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $448.0 million and which mature between December 31, 2026 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $4.2 million, which is included in prepaid expenses and other assets, and in a liability position amounted to $12 thousand, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of June 30, 2025.
As of June 30, 2025, the weighted average interest rate on the $2.1 billion of fixed-rate indebtedness outstanding was 4.34% per annum, each with maturities at various dates through March 17, 2035.
As of June 30, 2025, the fair value of our outstanding debt was approximately $2.0 billion, which was approximately $98.3 million less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of June 30, 2025, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded, as of that time, that our disclosure controls were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements – Note 9 Commitments and Contingencies” for a description of legal proceedings.

ITEM 1A. RISK FACTORS
As of June 30, 2025, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, and any additional factors that may be contained in any filing we make with the SEC.
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
The following table summarizes our repurchases of equity securities in each of the three months ended June 30, 2025 under the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
April 1 - April 30, 2025	310,415	$6.92	310,415	$497,852
May 1 - May 31, 2025	—	$—	—	$497,852
June 1 - June 30, 2025	—	$—	—	$497,852
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*
First Amendment to Credit Agreement, dated May 28, 2025, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Bank of America, N.A., as administrative agent and the lenders and letter of credit issuers party thereto.

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
EMPIRE STATE REALTY TRUST, INC.

Date:	August 6, 2025	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)