Form 10-K
period 2025-12-31
Empire State Realty Trust, Inc.
filed 2026-03-02
CIK 1541401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $1,361,556,000 based on the June 30, 2025 closing price of the registrant's Class A common stock of $8.09 per share on the New York Stock Exchange.
As of February 24, 2026, there were 170,269,289 shares of the registrants' Class A common stock outstanding and 970,605 shares of the registrants' Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Empire State Realty Trust, Inc.'s Proxy Statement for its 2025 Annual Stockholders' Meeting (which is scheduled to be held on May 14, 2026 in-person) to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•"enterprise value" means all outstanding shares of our Class A common stock at the time indicated plus shares of Class A common stock that may be issuable upon the exchange of operating partnership units on a one-for-one basis and shares of Class A common stock issuable upon the conversion of Class B common stock on a one-for-one basis multiplied by the Class A common share price at December 31, 2025, plus private perpetual preferred units plus consolidated debt at December 31, 2025;

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

PART I
ITEM 1. BUSINESS
Overview
Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory, ranked the #1 Top Attraction in New York City for the fourth consecutive year in Tripadvisor’s 2025 Travelers’ Choice Awards: Best of the Best Things to Do. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of December 31, 2025, our portfolio was comprised of approximately 7.9 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 743 residential units, which are located in New York City. Our office portfolio included 10 properties (including three long-term ground leasehold interests), all of which are located in Manhattan. Additionally, we have entitled land in Stamford, Connecticut that can support the development of either office or residential per local zoning.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "Offering"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2025, we owned approximately 61.4% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
Business and Growth Strategies
Our primary business objectives are to maximize cash flow and total returns to our shareholders and to increase the value of our properties through the pursuit of the following strategies:
Lease Space
We believe we benefit from the tenant flight to quality trend. Tenants seek a compelling value proposition from landlords with a strong balance sheet and low leverage that invest in the improvement of their buildings, and we offer a high-quality experience in high-quality assets at our attractive price point. Our buildings are fully modernized, well-located near mass transit, well-amenitized, and feature industry leadership in energy efficiency and indoor environmental quality, which helps us to draw consistent leasing volumes through cycles. The quality of our commercial portfolio contributed to a strong leasing year in 2025; we leased 1,009,009 square feet of space, including "Early Renewals" which are leases signed over two years prior to the lease expiration, and made meaningful absorption progress with a 90 basis point increase to 89.9% in Manhattan office occupancy, excluding properties under redevelopment, storage and broadcasting. Additionally, we believe our proactive, service-intensive approach to asset and property management helps increase occupancy and rental rates.
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
We do extensive diligence on our tenants' financial prospects, businesses and business models to determine if we think there is potential to establish long-term relationships in which they will both renew with us and expand over time. Since the initial public offering, we have completed 317 expansions with existing tenants which total 3.2 million square feet within our portfolio. Our comprehensive building management services and our strong commitment to tenant and broker relationships and satisfaction enable us to negotiate attractive leasing deals, which attracts and retains high credit-quality tenants. We proactively manage our rent roll, foster strong tenant relationships, maintain continuous communication with our tenants, and are responsive to tenant needs. We believe the success of our long-term tenant relationships improves our operating results over time by reducing tenant turnover and associated costs.
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
Our efforts resulted in strong performance from our Observatory and we experienced improvement in Observatory revenue and operating income from 2021 through 2024. In 2025, revenue and operating income declined as a result of reduced international visitation in excess of increased domestic visitation. We had approximately 2.3 million visitors in 2025, as compared to 2.6 million in 2024 and 2023, 2.2 million in 2022 and 0.8 million in 2021. We grew revenue per visitor in 2025 compared to 2024 and continued our efforts to enhance the guest experience, broaden our marketing reach and drive operational efficiency. Additionally, the Empire State Building Observatory was ranked the #1 Top Attraction in New York City for the fourth consecutive year in Tripadvisor's 2025 Travelers' Choice Awards: Best of the Best Things to Do.
Enhance Shareholder Value
We enhance shareholder value primarily through the execution of our priorities to lease space, sell tickets to the Observatory, manage our balance sheet, and achieve our sustainability goals.
We are diversified and we believe we benefit from New York City’s strength from our office, Observatory, retail, and multifamily exposure in the city. We believe our well-positioned balance sheet, access to capital, and expertise in redevelopment gives us significant flexibility to structure and pursue attractive investment opportunities. Since December 2021, we have completed acquisitions of three multifamily properties in Manhattan, a collection of prime retail assets on North 6th Street in the Williamsburg neighborhood of Brooklyn, NY and 130 Mercer Street, a high-quality mixed-use asset, with office and retail components, in the SoHo submarket of Manhattan. We have also completed the disposition of non-core assets in the New York metropolitan area, including office assets in Stamford, CT, Norwalk, CT, White Plains, NY, and Harrison, NY, and retail assets in Westport, CT. See ITEM 2. Properties for more information.
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
Achieve Sustainability Goals
We are recognized as a leader in the real estate industry in sustainability, and we focus on energy efficiency, emissions reduction, water use reduction, waste reduction, indoor environmental quality, and healthy buildings. We have pioneered certain practices to achieve emissions reduction and energy efficiency, including those described in our Empire Building Playbook, a free guide that we published in partnership with the New York State Energy Research Development Authority and

the Clinton Global Initiative, for existing large commercial and multifamily buildings to follow our lead and develop a technical and economic pathway to achieve energy savings with a proven payback. The reduced energy consumption and emissions lower costs for us and our tenants, and we believe creates a competitive advantage for our properties.
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
Some of our properties are adjacent to or near other properties which are used for industrial or commercial purposes or have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, some of our properties have previously been used by former owners or tenants for commercial or industrial activities, e.g., gas stations and dry cleaners, and a portion of the Metro Tower site, the undeveloped parcel we own adjacent to our recently sold Metro Center asset, is currently used for automobile parking and was formerly leased to a fueling facility that may release petroleum products or other hazardous or toxic substances at such properties or to surrounding properties. While certain properties contain or contained uses that could have or have impacted our properties, we are not aware of any liabilities related to environmental contamination that we believe will have a material adverse effect on our operations.
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
Affordable Housing
Certain units in our multifamily properties are designated for lower income households and are therefore subject to supervision and regulation by state and federal governmental authorities which regulate affordable housing rental activities. See "Risk Factors — Government housing regulations may limit opportunities at the multifamily properties in which we invest, and failure to comply with resident qualification requirements or to extend such programs upon expiration may result in financial penalties or loss of benefits" for more information.
Insurance
We maintain additional property, business interruption and terrorism coverage for the Empire State Building through ESRT Captive Insurance Company L.L.C., our wholly owned captive insurance subsidiary. Through a combination of commercial insurance, our captive program and participation in the federal terrorism insurance program (as amended, currently extended through December 31, 2027), we maintain aggregate terrorism coverage of up to $2.0 billion for the Empire State Building, including coverage for certain nuclear, biological, chemical and radiological exposures. The federal program operates as a backstop for certified acts of terrorism, subject to applicable deductibles and co-insurance.
The captive maintains reinsurance with third-party insurers; reinsurance does not relieve the captive of its primary obligations, and reinsurer non-performance could result in losses to us. As long as we own the captive, we are responsible for its liquidity and capital resources, and its accounts are included in our consolidated financial statements.
Our policies include substantial self-insurance components and significant deductibles and co-payments for certain events. We do not carry insurance for certain losses (including losses caused by war), and business interruption insurance for pandemic-level or other public health events may not be available on commercially acceptable terms. We may modify or discontinue certain coverage if, in our judgment, the cost of coverage exceeds the value of the coverage relative to the risk of loss.
Competition
The leasing of real estate is highly competitive in New York City where we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, amenities and services provided, and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies, including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others, that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. In addition, competition from new and existing observatories and/or broadcasting operations may have a negative impact on revenues from our Observatory operations and/or broadcasting revenues. Adverse impacts on domestic and international travel and changes in foreign currency exchange rates may also decrease demand in the future, which could have a material adverse effect on our results of operations, financial condition and ability to make distributions to our securityholders. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.
Our Tax Status
We have elected to be taxed as a REIT for U.S. federal income tax purposes and intend to continue to qualify as a REIT. To maintain our qualification, we must satisfy ongoing requirements relating to, among other things, the nature and diversification of our assets, the sources of our income, the ownership of our shares and the amount of our distributions to shareholders. If we qualify as a REIT, we generally will not be subject to U.S. federal corporate income tax on income that we distribute to our shareholders, although we may be subject to tax on certain income, including income from non-qualifying activities conducted through taxable REIT subsidiaries, undistributed taxable income and certain asset dispositions.
Our qualification as a REIT depends upon our ability to meet the various requirements imposed by the Internal Revenue Code, which are highly technical and complex. If we fail to qualify as a REIT in any taxable year and do not qualify for certain available relief provisions, we would be subject to U.S. federal corporate income tax and could be precluded from re-electing REIT status for four taxable years following the year of disqualification. See “Risk Factors — Risks Related to Our Organization and Structure.”
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
Seasonality
Our Observatory business is subject to tourism trends and weather, and therefore does experience some seasonality. For the year ended December 31, 2025, approximately 18% of our annual Observatory revenue was realized in the first quarter, 26% was realized in the second quarter, 28% was realized in the third quarter, and 28% was realized in the fourth quarter. Our multifamily business experiences some seasonality based on general market trends in New York City – the winter months (November through January) are slower in terms of lease activity. We seek to mitigate this by staggering lease terms such that lease expirations are matched with seasonal demand. We do not consider the balance of our business to be subject to material seasonal fluctuations.
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
Human Capital Management
As of December 31, 2025, we employed 642 people, of whom approximately 407 are covered by collective bargaining agreements. We generally have and expect to continue to maintain good relations with our employees and workforce, including those employees covered by collective bargaining agreements. We believe that our success is realized through the attraction, retention, development, engagement and empowerment of our highly-valued employees with a wide range of experiences and perspectives, and we endeavor to set our policies and practices accordingly.

We offer what we believe to be generally competitive compensation and benefits. To reward and reinforce participation in the Company’s outcomes, we also make equity grants to employees. We regularly review our compensation and benefits against our peers and the industry to remain competitive.
We strive to attract, hire and retain candidates who meet our high standards. Our retention strategy is based on the effective training and development of, and focus on the total wellness of, our employees. We believe continuous learning supports productivity, innovation and retention, as well as personal and professional growth for our employees. We invest in employee training, including certain programs which are mandatory for all employees, and other programs which are voluntary and self-directed on platforms provided by the Company. We also regularly assess the performance and potential of our workforce, review our succession plans and create robust developmental action plans to grow our employees and prepare them for internal promotional opportunities. We believe our public recognition demonstrates the strength of our program. We were Great Place to Work-Certified in 2023, 2024 and 2025.
Offices
Our principal executive offices are located at 111 West 33rd Street, 12th floor, New York, New York 10120. We also have additional regional leasing and property management offices in Manhattan. Our current facilities are adequate for our present and future operations, although we may add or eliminate regional offices, depending upon our future operations.
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
Our properties are geographically concentrated in New York, and adverse state or local economic or regulatory developments could have a material adverse effect on our business and financial condition.
Our commercial portfolio is comprised of properties in New York City. As a result, our business is dependent on the New York City economy in general and the market for office, retail and multifamily space in New York City in particular, which exposes us to greater economic and regulatory risks than if we owned a more geographically diverse portfolio. These risks include business layoffs, downsizing, industry slowdowns, and relocations of businesses as well as increases in real estate and other local taxes, and regulatory compliance costs. The current federal tax limits on the deductibility of state and local taxes as well as higher individual tax rate proposals may negatively impact demographic trends in high tax states like New York.
We rely on three properties, in particular the Empire State Building and its Observatory, for a significant portion of our revenue.
For the year ended December 31, 2025, three of our properties together accounted for approximately 55.6% of our portfolio’s rental revenues, with the Empire State Building individually accounting for approximately 32.3%. Our revenue and cash available for distribution would be materially and adversely affected if any of these three properties were materially damaged or a significant number of their tenants experienced financial strain leading to lease default or bankruptcy filing. Additionally, for fiscal years ended December 31, 2025, 2024 and 2023, we derived revenue of approximately $128.3 million, $136.4 million and $129.4 million, respectively, from the Empire State Building’s Observatory operations. Loss of revenue from the Observatory has in the past and may in the future have a material adverse impact on our results of operations and financial condition.
Our five largest tenants represented approximately 17.4% of our total commercial portfolio’s annualized rent as of December 31, 2025.
As of December 31, 2025, our five largest tenants together represented approximately 17.4% of our total commercial portfolio’s annualized rent, with our largest tenant leasing an aggregate of 0.4 million rentable square feet of office space at one of our office properties, representing approximately 4.9% of our total commercial portfolio rentable square feet and approximately 5.5% of our total commercial portfolio annualized rent. Our significant tenants have in the past, and may in the future, experience financial strain leading to lease default or bankruptcy. In such cases, we may not recover our upfront investments in tenant improvement allowances, concessions, and transaction costs like professional fees and commissions. Upon tenant default, we may experience delays and substantial costs in enforcing our rights and protecting our investment. Our business and financial condition could be materially adversely affected if any of our significant tenants were to suffer a downturn in their business, become insolvent, default under their leases, and/or fail to renew on favorable terms or at all.
The threat or occurrence of a terrorist event, particularly in New York City, may materially and adversely affect the value of our properties and our ability to generate cash flow.
A terrorist event in New York City, particularly at a high-profile property such as the Empire State Building, could materially disrupt our operations, reduce demand for our properties and Observatory, and negatively affect occupancy and rental rates.
We maintain property, business interruption and terrorism insurance for our properties, including aggregate terrorism coverage of up to $2.0 billion for the Empire State Building through a combination of commercial insurance, our captive insurance subsidiary and participation in the federal terrorism insurance program (currently extended through December 31, 2027). However, our policies are subject to deductibles, co-insurance and coverage limitations, and certain losses, including losses caused by war or certain public health events, may not be fully insured or insurable on commercially acceptable terms.

In addition, insurance premiums may increase, coverage may become unavailable, or policy terms may become less favorable following a terrorist event or other catastrophic incident. If we experience a loss that is uninsured or exceeds our coverage limits, we could incur significant costs, experience loss of capital or property, and continue to be obligated to repay indebtedness secured by the affected property.
Risks Relating to the Real Estate Market
Adverse economic and geopolitical conditions impacting the industries of our tenants could cause reduced demand, rental rates and occupancy for our office, multifamily, and retail space.
Downturn in global, national and/or local economies that decreases prospects, demand, occupancy and rental rates for our office, multifamily and retail space can have an adverse impact on the value or price of our assets. For example, the COVID-19 pandemic impacted the entire U.S., including New York where our properties are located. Any future public health crisis or economic downturn could have significant impacts on how people live, work, and travel in ways that have affected and may in the future affect our properties. Such events can also cause delays, cost increases and/or cancellations of planned capital projects. Certain remote work practices implemented in reaction to the pandemic are still in place and have shifted employers and employees away from fully in-person work environments, and a more permanent shift of this type could have an adverse effect on the overall demand for our office space. Additionally, with increased employer flexibility to work from home, current and prospective residents may be less likely to live in dense urban centers or multifamily housing like the properties we own. These trends have impacted our results of operations since the pandemic. If these trends continue, it could impair demand and value at our properties.
As of December 31, 2025, approximately 20.1% of our commercial portfolio’s annualized rent was comprised of retail tenants. In the past, the retail industry has faced reductions in sales revenues and increase in bankruptcies throughout the United States, due to changes in consumer behavior and shift to online shopping. This has reduced rents and demand for physical retail space at street level, which typically commanded the highest rental rates per square foot in office properties. This has also reduced rents and demand for physical retail space located above or below street level. Continued reduced demand, rental rates and occupancy rates for our retail space could have a material adverse effect on our business and financial condition.
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
The leasing of real estate in New York City and its surrounding metropolitan area is highly competitive in rental rates, location, services and property condition. We have seen increased competition from lessors in offering concessions, short term, amenities, indoor environmental quality and sustainability certifications. See Part I, ITEM 1, “Business — Competition” for more information. Increased competition challenges our ability to lease space and maximize our effective rents. Upon expiration of leases at our properties and with respect to our current vacant space, we may be required to make rent or other concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. In addition, nine of our properties are pre-war office properties, which may require more frequent and costly maintenance to retain existing tenants or attract new tenants than newer properties. As a result, and due to the increased competition from lessors in the greater New York City area, we have made, and may have to make, significant capital or other expenditures in order to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy, higher rental rates or deter existing tenants from relocating to properties owned by our competitors. If we are unable to match the competition for lack of capital or other reasons, we may fail to attract new tenants or to renew existing tenants.
We may be unable to renew leases or re-lease vacant space on favorable terms or at all as leases expire or lease vacant space after redevelopment.
As of December 31, 2025, we had approximately 0.7 million rentable square feet of vacant space in our office and retail properties, including properties that are under redevelopment. In addition, leases representing 5.1% and 7.3% of the square footage of the office and retail properties in our commercial portfolio will expire in 2026 and 2027, respectively. We cannot be assured that leases scheduled to expire will be renewed or that our properties will be re-leased at net effective rental rates at or above the current average. If the terms of the renewal or re-leasing are less favorable than current terms, or we fail to re-lease such spaces at all, our business, results of operations, cash flow and financial condition will be negatively affected.
The short-term nature of multifamily leases exposes us more quickly to the effects of declining market rents, potentially making our revenue more volatile.
Generally, our multifamily leases range from one to two years. If the terms of the renewal or reletting are less favorable than current terms, our business, results of operations, cash flow and financial condition will be negatively affected. Given their short-term lease structure, our multifamily rental revenues are more sensitive to market declines.
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
While visitor levels improved from pandemic lows, attendance and revenue remain sensitive to macroeconomic conditions, international tourism patterns, competitive attractions in New York City and weather variability. Our visitor volume has not yet fully returned to pre-pandemic 2019 levels, and our visitor volume decreased in 2025 as compared to 2024. Although we have focused on revenue per visitor and domestic demand initiatives, there can be no assurance that international visitation will recover or that overall Observatory performance will improve in future periods.
The broadcasting operations at the Empire State Building are not traditional real estate operations, and competition and changes in the broadcasting of signals over air may subject us to additional risks.
We license the use of the Empire State Building broadcasting mast to third-party television and radio broadcasters. During the year ended December 31, 2025, we derived approximately $15.4 million of revenue (excluding tenant reimbursement income) from such broadcasting licenses and related leases, as compared with about $21.0 million at its peak. Competition from other broadcasting operations has had a negative impact on revenues, and lease renewals have yielded reduced revenue, and higher operating expenses and capital expenditures. Our broadcast licensees also face a range of competition from advances in technologies and alternative methods of content delivery in their respective industries, as well as changes in consumer behavior, which may reduce the demand for over-the-air broadcast licenses. Government regulations may materially and adversely affect our broadcast revenue by reducing the demand for broadcast licenses by making more spectrum available for wireless broadband service providers.
The impairment of a significant portion of goodwill could negatively affect our results of operations and financial condition.
Our balance sheet included goodwill of approximately $491.5 million at December 31, 2025, consisting primarily of goodwill associated with our acquisition of the controlling interest in Empire State Building Company L.L.C. and 501 Seventh Avenue Associates L.L.C. On an annual basis and whenever circumstances indicate the carrying value or goodwill may be impaired, we are required to assess any such impairment and charge to operating earnings the resulting non-cash impairment. For example, during the pandemic, the closure of our Observatory caused us to perform such an assessment quarterly. See “Financial Statements — Note 4 Deferred Costs, Acquired Lease Intangibles and Goodwill” in this Annual Report on Form 10-K for further information. An impairment could have a material adverse effect on our results of operations and financial condition.
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
Real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains from an investment generally will occur upon disposition or refinancing. In addition, the Internal Revenue Code of 1986, as amended, (the "Code") imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time.
We may incur taxable capital gain on the disposition of assets due to the failure to comply with Section 1031 of the Code.
We have and in the future may dispose of properties in transactions that are intended to qualify as “like kind exchanges” under Section 1031 of the Code. It is possible that the qualification of a transaction as a like-kind exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds to pay additional dividends or taxes, and any payment of taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a like-kind exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. We could also be subject to significant indemnity obligations if the applicable property was subject to a tax protection agreement.
Risks Relating to Our Indebtedness and Liquidity
Our debt, the cost of our debt and limitations in our loan documents could adversely affect us.
As of December 31, 2025, we had total debt outstanding of approximately $2.4 billion inclusive of total mortgages of approximately $629.0 million. See “Financial Statements — Note 5 Debt” in this Annual Report on Form 10-K for further information. Our organizational documents do not limit the debt we may incur, and we may incur significant additional debt to finance future acquisition and development activities. Our current and potential levels of debt, and the limitations in our loan documents could have significant adverse consequences to our cash flow and our ability to service and refinance our debt. We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms. We may default on our debt obligations, in which case the lenders may accelerate our debt obligations and foreclose on any mortgaged properties. Our default on one debt with cross-default provisions could result in a default on other debt. In addition, our revolving credit facility and related term loan bear interest at a variable rate. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. If any one of these events were to occur, our results of operations, cash flow, financial condition, and ability to service debt and to make distributions could be adversely affected.
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
Our properties are concentrated in the New York metropolitan area. Natural disasters and physical climate risks including earthquakes, storms, storm surges, tornados, floods, extreme temperatures, hurricanes and rising sea levels could cause significant damage or limit access to our properties and adversely impact the areas in which we operate. These conditions could result in declining demand for our commercial and multifamily properties, compromise our ability to operate the buildings to the requirements and parameters set forth in our leases, make insurance less affordable or available, and increase the cost of energy and utilities at our properties. Also, certain of our properties could not be rebuilt to their existing height or size under current land use laws. In that event, we may have to upgrade such property to meet code requirements. Our disaster recovery and business continuity plans may not be adequate to address these risks.
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
Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. For example, a portion of the Metro Tower site, the undeveloped parcel we own adjacent to our recently sold Metro Center asset, is currently used for automobile parking and was formerly leased to a fueling facility. See Part I, ITEM 1, "Business — Environmental Matters" for further information. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants, and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.
In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations, and noncompliance could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance or increase liability for noncompliance. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. See "We may incur significant costs to comply with environmental laws, for example New York City’s Local Law 97" in this section.
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
We may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy or utility usage and related emissions (such as a carbon tax), which could increase our operating costs. In particular, as the owner of large covered commercial and multifamily buildings in New York City, we are subject to Local Law 97, which establishes annual greenhouse gas emissions limits for covered buildings and imposes penalties for emissions that exceed applicable thresholds. While we currently expect, based on our present understanding of the law and implementing rules and our internal projections of building emissions, to operate within the applicable limits during the 2024–2029 enforcement period, our expectations are based on assumptions regarding building performance, tenant energy usage and utility grid emissions factors. Regulatory developments, changes in enforcement guidance, changes in building operations, tenant behavior, energy consumption patterns, or utility emissions factors could cause us to exceed emissions limits or incur additional compliance costs or penalties, which could be material.
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
As of December 31, 2025, we have collective bargaining agreements that cover 407 employees, or 63% of our workforce, that service our portfolio. Our inability to negotiate acceptable renewals as existing agreements expire has resulted and could in the future result in strikes or work stoppages that disrupt our operations. In any such event for any extended period of time, we would likely engage temporary replacement workers, which would result in increased operating costs.
Risks Relating to Legal Compliance, Sustainability and Cybersecurity
Failure to maintain effective internal control over financial reporting could result in loss of investor confidence and adversely impact our stock price.
We are required under Section 404 of the Sarbanes-Oxley Act to maintain internal control over financial reporting that meets applicable standards. In prior periods, we identified a material weakness in our internal control over financial reporting related to information technology general controls. We implemented remediation measures to address the material weakness, which required significant management attention, time and expense. Although we believe the remediation efforts have addressed the identified material weakness, there can be no assurance that the controls we have implemented will operate effectively or that additional material weaknesses will not be identified in the future. If we fail to maintain effective internal control over financial reporting, or if additional material weaknesses are identified, we may be unable to record, process or report financial information accurately or to prepare financial statements in a timely manner. Any such failure could result in restatements, increased audit costs, regulatory scrutiny, litigation, diversion of management’s attention, loss of investor confidence and a decline in our stock price.
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
Stakeholder attention to sustainability matters may impact our business.
Investors, regulators, and other stakeholders are increasingly focused on environmental, climate, and other sustainability matters. We are subject to evolving laws, regulations, and building standards, including New York City’s Local Law 97, that may require additional capital expenditures, operational changes, or reporting obligations. Compliance costs, including costs associated with emissions reduction initiatives or energy efficiency improvements, may increase over time.
We have publicly disclosed certain sustainability goals and performance metrics. These goals are based on current assumptions regarding building performance, tenant energy usage, and utility grid emissions factors, and there can be no assurance that we will achieve them. Changes in regulatory requirements, enforcement interpretations, tenant behavior, energy consumption patterns, grid decarbonization timelines, or the availability of capital may affect our ability to meet our targets or operate within applicable emissions limits.
Sustainability-related disclosure standards and expectations continue to evolve and may differ across jurisdictions and stakeholders. Our selection and application of disclosure frameworks involve judgment, and future changes in standards or interpretation could require revisions to previously disclosed information.
Failure, or perceived failure, to comply with applicable laws or to achieve our stated sustainability objectives could result in reputational harm, increased regulatory scrutiny, or litigation, and could adversely affect our stock price or cost of capital.
Cyberattacks and any failure to comply with related laws could negatively impact us.
We rely extensively on technology, both internal and outsourced, to process transactions and manage our business, making our business increasingly at risk from cyberattacks. These threats, which continue to increase in number, intensity and sophistication, include malware, ransomware, computer viruses, phishing, unauthorized access, and other vectors used by hackers, terrorists, foreign governments, and other actors. Cyber threats and attacks on our Company have included and could in the future include internal and external attempts to gain unauthorized access to our data and computer systems to disrupt our operations or the operations of our tenants and residents, destroy property, or steal confidential information. There is no guarantee that our controls or measures to prevent or mitigate such attacks will be successful. A cyberattack could compromise the confidential information of our employees, tenants, residents, customers, and vendors, and disrupt our business operations and relationships. A security breach could require us to expend significant resources to remediate and may subject us to litigation, damages, penalties, fines, governmental investigations and enforcement actions or termination of leases. Any compromise of our security could also result in a violation of applicable privacy laws (e.g., Observatory customer data, Company employee data, or residential data at multifamily properties). These consequences could result in negative legal consequences as well as significant damage to our business and financial condition and reputation. Our vendors and other parties with whom we do business face similar threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to certain of our information with varying levels of security and cybersecurity resources. New laws and regulations related to data privacy and security pose increasingly complex compliance challenges and costs across multiple jurisdictions, which could negatively impact our business and financial condition. We have begun the use of AI capabilities in our business and operations. We may not be successful in identifying or resolving issues before they arise. There can be no assurance that we or our service providers will properly implement AI, and the failure to do so could similarly result in negative legal consequences as well as significant damage to our business and financial condition and reputation.

The adoption of or changes in rent regulation, tenant protection and eviction laws in New York could adversely affect our residential operations and property values.
New York, where our properties are located, has enacted and may further enact, interpret or expand laws and regulations affecting residential landlords, including rent stabilization laws and the “Good Cause Eviction” law. These laws restrict, and may further restrict, the ability to increase rents, decline lease renewals, enforce contractual obligations, recover possession of units, pursue collections or charge certain fees. Although residential properties represent a small portion of our portfolio, our residential assets include rent-stabilized units and market-rate units that may be subject to Good Cause Eviction, which may limit rent increases and tenant enforcement remedies. Changes in the regulatory environment, including actions by the New York City Rent Guidelines Board, amendments to statutory thresholds or expanded enforcement efforts, could increase operating costs, constrain rent growth and adversely affect our results of operations and property values.
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
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for U.S. federal income tax purposes, our Board may revoke our REIT election, without stockholder approval, if the Board determines that it is no longer in our best interest to continue to qualify as a REIT or we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the U.S. federal income tax consequences of qualifying as a REIT. In addition, certain asset dispositions, financing or investment strategies may be limited by the requirements necessary to maintain our REIT qualification. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay U.S. federal income tax on our taxable income at regular corporate rates and thus reduce funds available for distribution and debt service, and we would not be required to make distributions until we re-qualified as a REIT which would not be permitted for the four taxable years following the taxable year of our disqualification, unless we gained relief under relevant statutory provisions. Refer to Part I, ITEM 1, “Business – Our Tax Status” for more information.
Failure to qualify as a domestically controlled REIT could subject our non-U.S. securityholders to adverse U.S. federal income tax consequences.
While we intend to continue to qualify as a “domestically controlled” REIT for purposes of the Foreign Investment in Real Property Tax Act of 1980, we cannot assure that result, as our Class A common stock is publicly traded, QIA (a non-U.S. holder) owns approximately 17.63% of our common stock and other non-U.S. holders may now or in the future hold additional shares. If we were to fail to qualify, gains realized by a foreign investor (other than a “qualified shareholder,” a “qualified foreign pension fund” or a “qualified controlled entity”) on a sale of our common stock would be subject to FIRPTA unless (a) our common stock was traded on an established securities market and the foreign investor did not at any time during a specific testing period directly or indirectly own more than 10% of the value of our outstanding common stock, or (b) another exemption from FIRPTA were applicable.

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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for taxable years ending after December 31, 2025) of the value of a REIT’s assets may consist of securities of one or more TRSs. TRSs are subject to U.S. federal, state and local income taxation, as applicable. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
In connection with the formation transactions, our operating partnership entered into a tax protection agreement with certain continuing investors, including members of the Malkin family, relating to specified contributed properties (the “Protected Properties”). The agreement continues to relate to 86-90 North 6th Street (which is a "substituted basis property" for Metro Center, which was sold in December 2025), 298 Mulberry Street (which is the "substituted basis property" for 10 Bank Street, which was sold in December 2022) and 1542 Third Avenue. The agreement generally restricts certain dispositions of those properties during applicable protection periods if such transactions would cause the protected parties to recognize pre-contribution built-in gain, unless required consents are obtained or the operating partnership makes payments intended to compensate the protected parties for the resulting tax liability. The agreement also includes provisions designed to mitigate taxable gain that could arise from reductions in certain protected parties’ shares of partnership liabilities, including restrictions on the prepayment or refinancing of certain indebtedness and the potential use of guarantees or deficit restoration obligations. In addition, in connection with our sale of a 9.9% fully diluted interest to Q REIT Holding LLC in 2016, we agreed, subject to specified thresholds and conditions, to indemnify QIA for certain taxes arising from dividends attributable to capital gains from the sale of U.S. real property interests. If triggered, these obligations could restrict our ability to dispose of certain assets, refinance indebtedness, or pursue strategic transactions, and could require payments that may be material.

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
As of December 31, 2025, our Chairman and Chief Executive Officer, Anthony E. Malkin, together with the Malkin Group, has the right to vote 40,859,706 shares of our common stock, which represents approximately 18.7% of the voting power of our outstanding common stock. Consequently, Mr. Malkin has the ability to influence the outcome of matters presented to our securityholders, including the election of our board and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies.
As of December 31, 2025, QIA had a 10.76% fully diluted interest in us, which represented 17.63% of the outstanding Class A common stock. Pursuant to the terms of our stockholders agreement with QIA, QIA generally has the right (but not the obligation) to maintain its fully diluted economic interest in us by purchasing additional shares of our Class A common stock when we or our operating partnership issue additional common equity securities from time to time. While QIA has agreed to limit its voting power on all matters presented to our securityholders to no more than 9.9% of total number of votes entitled to be cast, QIA has also agreed to vote its shares in favor of the election of all director nominees recommended by our board. The interests of Mr. Malkin and QIA could conflict with or differ from your interests as a holder of our common stock, and these large securityholders may exercise their right as securityholders to restrict our ability to take certain actions that may otherwise be in the best interests of our securityholders. This concentration of voting power might also have the effect of delaying or preventing a change of control that our securityholders may view as beneficial.
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
Our board may waive, in its sole discretion, or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize the Company’s status as a REIT for U.S. federal income tax purposes. For example, we have entered into such a waiver with QIA, which permits QIA to own up to 15% of the outstanding shares of our Class A common stock and an aggregate amount of Class A common stock equal to a 9.9% fully diluted economic interest in the Company (inclusive of all outstanding common OP units and LTIP units), which currently equals approximately 17.63% of our outstanding Class A common stock, all subject to a supplementary waiver which may adjust the foregoing limits to the extent QIA’s ownership percentage increases solely as a result the Company’s share buybacks.
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
The following market conditions may affect the value of our Class A Common Stock and traded OP units; the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities; our financial performance; and general stock market conditions due to the economic environment or otherwise. The market value of our common stock is based on a number of factors, including, but not limited to, the market’s perception of the current and future value of our assets, our growth potential and our current and potential future earnings and distributions.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of December 31, 2025, we did not have any unresolved comments from the staff of the SEC.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity policies and procedures, which are integrated into the Company’s overall risk management framework. We use a combination of internal personnel and third-party service providers to monitor, detect and respond to potential cybersecurity threats.
We maintain a cyber incident response plan that is reviewed periodically and tested through tabletop exercises involving management and other key personnel. We also conduct periodic testing and employee training designed to assess and enhance the effectiveness of our cybersecurity controls.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect our business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cyberattacks and any failure to comply with related laws could negatively impact us.” in Part I, ITEM 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
Governance
Our Board of Directors oversees cybersecurity risk management, primarily through the Audit Committee. The Audit Committee receives periodic reports regarding cybersecurity risks, strategy and incidents.
Our Chief Technology Officers ("CTOs") are responsible for leading our cybersecurity risk management efforts and reports to the Audit Committee on cybersecurity matters. Our CTOs have extensive experience in information technology and cybersecurity.

ITEM 2. PROPERTIES
Summary of Office, Retail, and Multifamily Portfolio
As of December 31, 2025, our portfolio was comprised of approximately 7.9 million rentable square feet of office space and 0.8 million rentable square feet of retail space. Our portfolio was approximately 90.3% occupied and 93.6% leased, excluding properties that are under redevelopment, yielding approximately $552.0 million of annualized rent. We have 10 office properties and our retail properties are comprised of retail space at the base of our New York City office and multifamily properties, four standalone retail properties located in Manhattan and a portfolio of retail assets on North 6th Street (the "North Sixth Street Collection") in Williamsburg, Brooklyn. All properties are located in dynamic retail corridors with convenient access to mass transportation, a diverse tenant base and high pedestrian traffic. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of all of our real estate assets other than the observatory at the Empire State Building, which is included in our Observatory segment.
The tables below present an overview as of December 31, 2025.

						Annualized
		Rentable	Percent	Percent		Rent per
		Square	Occupied	Leased	Annualized	Occupied	Number of
Property Name	Location or Sub-Market	Feet (1)	(2),(3)	(3),(4)	Rent (5)	Square Foot (6)	Leases (7)
Office (8)
The Empire State Building	Penn Station -Times Sq. South	2,711,351	91.8%	96.0%	$172,538,871	$69.96	148
One Grand Central Place	Grand Central	1,227,813	84.6%	93.1%	66,643,364	64.30	116
1400 Broadway (9)	Penn Station -Times Sq. South	917,281	92.9%	96.8%	54,120,027	63.57	17
111 West 33rd Street (10)	Penn Station -Times Sq. South	639,629	93.1%	94.3%	42,126,994	70.69	21
250 West 57th Street	Columbus Circle - West Side	476,847	82.9%	84.2%	28,124,627	71.27	28
1359 Broadway	Penn Station -Times Sq. South	456,634	87.1%	87.1%	23,777,747	59.87	29
501 Seventh Avenue	Penn Station -Times Sq. South	455,432	89.2%	89.2%	22,687,884	55.89	15
1350 Broadway (11)	Penn Station -Times Sq. South	384,128	93.4%	94.2%	22,468,237	62.74	48
1333 Broadway	Penn Station -Times Sq. South	297,126	89.8%	89.8%	15,463,555	57.98	11
Total/Weighted Average Office Properties		7,566,241	89.9%	93.5%	447,951,306	66.14	433

Retail Properties (8)
112 West 34th Street(10)	Penn Station -Times Sq. South	93,057	100.0%	100.0%	26,022,498	279.64	4
The Empire State Building	Penn Station -Times Sq. South	88,143	78.3%	78.3%	7,989,316	115.79	11
North Sixth Street Collection(12)	Williamsburg - Brooklyn	87,355	91.2%	97.5%	11,408,527	143.17	16
One Grand Central Place	Grand Central	70,810	100.0%	100.0%	8,673,298	122.49	12
1333 Broadway	Penn Station -Times Sq. South	67,001	100.0%	100.0%	10,507,517	156.83	4
250 West 57th Street	Columbus Circle - West Side	63,443	93.2%	94.8%	9,237,589	156.30	6
1542 Third Avenue	Upper East Side	58,161	100.0%	100.0%	3,093,298	53.19	4
10 Union Square	Union Square	58,049	88.2%	88.2%	7,962,960	155.51	8
1359 Broadway	Penn Station -Times Sq. South	29,247	99.4%	99.4%	2,250,533	77.39	5
1010 Third Avenue	Upper East Side	28,243	100.0%	100.0%	3,077,783	108.98	1
501 Seventh Avenue	Penn Station -Times Sq. South	27,213	85.3%	85.3%	1,656,260	71.37	7
77 West 55th Street	Midtown	25,388	100.0%	100.0%	2,112,538	83.21	3
1350 Broadway (11)	Penn Station -Times Sq. South	19,511	100.0%	100.0%	4,140,247	212.20	6
1400 Broadway (9)	Penn Station -Times Sq. South	17,017	100.0%	100.0%	2,078,883	122.17	7
561 10th Avenue	Hudson Yards	11,822	100.0%	100.0%	1,626,620	137.59	2
298 Mulberry Street	NoHo	10,365	100.0%	100.0%	1,986,316	191.64	1
345 East 94th Street	Upper East Side	3,700	100.0%	100.0%	261,359	70.64	1
Total/Weighted Average Retail Properties		758,525	94.4%	95.3%	104,085,542	145.30	98

Portfolio Total		8,324,766	90.3%	93.6%	$552,036,848	$73.71	531
(1)Excludes (i) 186,226 square feet of space across the Company's portfolio attributable to building management use and tenant amenities, (ii) 85,334 square feet of space attributable to the Company's Observatory, and (iii) square footage related to the Company's residential units.
(2)Based on leases signed and commenced as of December 31, 2025.
(3)Percent occupied and percent leased exclude 109,456 rentable square feet of broadcasting and storage space.
(4)Includes occupied space plus leases signed but not commenced as of December 31, 2025.
(5)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(6)Represents annualized rent under leases commenced as of December 31, 2025 divided by occupied square feet.

(7)Represents the number of leases at each property or on a portfolio basis. If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.
(8)Excludes approximately 396,000 square feet of space, comprised of 368,000 square feet of office space and 28,000 square feet of retail space, related to the December 2025 acquisition of 130 Mercer Street, which will be redeveloped. As of December 31, 2025, the percent occupied and percent leased were 70.6%, which was comprised of 68.3% for office space and 100% for retail space.
(9)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 38 years (expiring December 31, 2063).
(10)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 51 years (expiring June 10, 2077).
(11)Denotes a ground leasehold interest in the property with a remaining term, including unilateral extension rights available to the Company, of approximately 25 years (expiring July 31, 2050).
(12)Excludes approximately 15,000 square feet of space related to the June 30, 2025 acquisition of 86-90 North 6th Street, which is under redevelopment. As of December 31, 2025, the percent occupied and percent leased were 0% and 49.5%, respectively.
Tenant Diversification
As of December 31, 2025, our office and retail portfolios were leased to a diverse tenant base consisting of approximately 537 leases. Our tenants represent a broad array of industries as follows:

Diversification by Industry	Percent (1) (2)
Arts & entertainment	3.2%
Broadcast	1.0%
Consumer goods	18.4%
Finance, insurance, real estate	12.6%
Government entity	2.2%
Healthcare	2.0%
Legal services	5.5%
Non-profit	4.5%
Professional services	8.8%
Retail	20.1%
Technology, media and advertising	16.0%
Other	5.7%
Total	100.0%
(1) Based on annualized rent.
(2) Includes in-place tenants at 130 Mercer Street which was acquired in December 2025 and will be redeveloped.
The following tables set forth information regarding the 10 largest office tenants and 10 largest retail tenants in our commercial portfolio based on the respective annualized rent as of December 31, 2025.

Top 10 Office Tenants (1)			Percent of Occupied Rentable Square Feet (3)	Percent of Office Annualized Rent (4)

Tenant	Property	Lease Expiration (2)
LinkedIn	Empire State Building	Feb. 2026 - Aug. 2036	6.0%	6.9%
Flagstar Bank	1400 Broadway	Aug. 2039	4.5%	4.2%
Scholastic Inc.	130 Mercer Street	Dec. 2040	3.2%	3.9%
Centric Brands Inc.	Empire State Building	Oct. 2028	3.6%	3.1%
PVH Corp.	501 Seventh Avenue	Jan. 2026 - Oct. 2028	3.4%	2.9%
Institutional Capital Network, Inc.	One Grand Central Place	Dec. 2041	2.2%	2.4%
Burlington Merchandising Corporation	1400 Broadway	Dec. 2042	2.4%	2.3%
Macy's	111 West 33rd Street	May 2030	1.9%	2.0%
Coty Inc.	Empire State Building	Jan. 2030	2.2%	2.0%
Li & Fung	1359 Broadway, ESB	Oct. 2027 - Oct. 2028	2.1%	1.8%

Top 10 Retail Tenants (1)			Percent of Occupied Rentable Square Feet (5)	Percent of Retail Annualized Rent (6)

Tenant	Property	Lease Expiration (2)
Sephora USA, Inc.	112 West 34th Street, 130 Mercer Street	Jan. 2029 - Jan. 2034	2.9%	14.7%
Target Corporation	112 West 34th St., 10 Union Sq.	Jan. 2038	10.9%	8.3%
Foot Locker, Inc.	112 West 34th Street	Sep. 2031	4.6%	7.5%
URBAN OUTFITTERS	1333 Broadway	Sep. 2029	7.6%	7.3%
The TJX Companies, Inc.	250 West 57th Street	Feb. 2041	6.3%	4.6%
Capital One, National Association	130 Mercer Street	Nov. 2033	1.8%	3.4%
CVS Albany, L.L.C.	298 Mulberry Street, 561 10th Avenue	Jan. 2030 - Dec. 2040	2.9%	3.1%
New Cingular Wireless PCS, LLC	250 West 57th Street, ESB, 10 Union Sq.	Jan. 2029 - Apr. 2033	1.2%	2.9%
The New York City School Construction Authority	1010 Third Avenue	Mar. 2039	3.8%	2.7%
JP Morgan Chase Bank	One Grand Central Place	Dec. 2027	2.9%	2.6%
(1) Includes in-place tenants at 130 Mercer Street which was acquired in December 2025 and will be redeveloped.
(2) Expiration dates are per lease and do not assume exercise of renewal or extension options. For tenants with more than two leases, the lease expiration is shown as a range.
(3) Represents the percentage of occupied office rentable square feet of the Company's office portfolio.
(4) Represents the percentage of office annualized rent, including base rent and base rent and current reimbursement for operating expenses and real estate taxes, of the Company's office portfolio.
(5) Represents the percentage of retail occupied rentable square feet of the Company's retail portfolio.
(6) Represents the percentage of retail annualized rent, including base rent and base rent and current reimbursement for operating expenses and real estate taxes, of the Company's retail portfolio.
Lease Activity and Expirations
The following table sets forth new and renewal leases entered into at our properties, the weighted average annualized cash rent per square foot for new and renewal leases executed during the year, the previous weighted average annualized cash rent prior to the renewal or re-leasing of these leases and the percent increase in mark-to-market rent.

	Year Ended December 31,
	2025	2024	2023
New and renewal leases, including Early Renewals, entered into during the year (square feet)	1,009,009	1,324,824	981,907

Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$75.10	$72.12	$65.43

Weighted average annualized cash rent per square foot for previous leases	$71.40	$69.66	$61.46

Increase in mark-to-market rent	5.2%	3.5%	6.5%
The following tables set forth a summary schedule of expirations for leases in place as of December 31, 2025 plus available space for each of the ten calendar years beginning with the year ended December 31, 2026 at the office and retail properties in our commercial portfolio. The information set forth in the table assumes that tenants exercise no renewal options and/or early termination rights.

Office and Retail Portfolio (1)

Year of Lease Expiration	Number of Leases Expiring (2)	Rentable Square Feet Expiring (3)	Percent of Portfolio Rentable Square Feet Expiring	Annualized Rent (4)	Percent of Annualized Rent	Annualized Rent Per Rentable Square Foot
Available	—	680,169	7.8%	$—	—%	$—
Signed leases not commenced	20	282,664	3.2%	—	—%	—
Fourth quarter 2025(5)	7	137,688	1.6%	8,983,175	1.5%	65.24
2026	58	438,754	5.1%	27,327,321	4.6%	62.28
2027	77	637,739	7.3%	43,493,933	7.4%	68.20
2028	61	861,251	9.9%	52,878,916	9.1%	61.40
2029	67	744,680	8.5%	65,659,565	11.2%	88.17
2030	55	697,240	8.0%	52,285,897	9.0%	74.99
2031	41	246,641	2.8%	28,524,653	4.9%	115.65
2032	30	383,114	4.4%	29,289,194	5.0%	76.45
2033	39	294,059	3.4%	26,057,091	4.5%	88.61
2034	25	385,204	4.4%	35,475,299	6.1%	92.09
2035	24	466,371	5.3%	32,847,860	5.6%	70.43
Thereafter	53	2,479,235	28.3%	181,172,820	31.1%	73.08
Total	557	8,734,809	100.0%	$583,995,724	100.0%	$75.14
Office Properties (1),(6)

Year of Lease Expiration	Number of Leases Expiring (2)	Rentable Square Feet Expiring (3)	Percent of Portfolio Rentable Square Feet Expiring	Annualized Rent (4)	Percent of Annualized Rent	Annualized Rent Per Rentable Square Foot
Available	—	637,194	6.9%	$—	—%	$—
Signed leases not commenced	17	268,943	3.6%	—	—%	—
Fourth quarter 2025(5)	6	137,335	1.8%	8,947,459	2.0%	65.15
2026	55	422,156	5.6%	26,174,557	5.8%	133.68
2027	71	577,734	7.6%	35,215,245	7.9%	60.95
2028	57	849,841	11.2%	51,044,781	11.4%	60.06
2029	55	619,338	8.2%	40,904,165	9.1%	66.05
2030	44	666,742	8.8%	45,008,542	10.0%	67.51
2031	30	171,927	2.3%	12,659,300	2.8%	73.63
2032	23	344,120	4.5%	25,255,254	5.6%	73.39
2033	25	236,815	3.1%	15,284,089	3.4%	64.54
2034	16	343,749	4.5%	24,217,107	5.4%	70.45
2035	20	458,489	6.1%	31,568,132	7.0%	68.85
Thereafter	34	2,199,624	25.8%	152,046,970	29.6%	147.60
Total	453	7,934,007	100.0%	$468,325,601	100.0%	$66.64

Retail Properties (1)

Year of Lease Expiration	Number of Leases Expiring (2)	Rentable Square Feet Expiring (3)	Percent of Portfolio Rentable Square Feet Expiring	Annualized Rent (4)	Percent of Annualized Rent	Annualized Rent Per Rentable Square Foot
Available	—	42,975	4.7%	$—	—%	$—
Signed leases not commenced	3	13,721	0.9%	—	—%	—
Fourth quarter 2025(5)	1	353	—%	35,716	—%	101.18
2026	3	16,598	2.2%	1,152,764	1.1%	69.45
2027	6	60,005	7.9%	8,278,688	8.0%	137.97
2028	4	11,410	1.5%	1,834,135	1.8%	160.75
2029	12	125,342	16.5%	24,755,400	23.8%	197.50
2030	11	30,498	4.0%	7,277,355	7.0%	238.62
2031	11	74,714	9.8%	15,865,353	15.2%	212.35
2032	7	38,994	5.1%	4,033,940	3.9%	103.45
2033	14	57,244	5.8%	10,773,002	6.6%	448.40
2034	9	41,455	3.6%	11,258,192	3.4%	666.25
2035	4	7,882	1.0%	1,279,728	1.2%	162.36
Thereafter	19	279,611	37.0%	29,125,850	28.0%	104.17
Total	104	800,802	100.0%	$115,670,123	100.0%	$155.45
(1)Includes in-place leases at 130 Mercer Street which was acquired in December 2025 and will be redeveloped.
(2)If a tenant has more than one lease, whether or not at the same property, but with different expirations, the number of leases is calculated equal to the number of leases with different expirations.
(3)Excludes (i) 186,226 square feet of space across the Company's portfolio attributable to building management use and tenant amenities, (ii) 85,334 square feet of space attributable to the Company's Observatory, and (iii) square footage related to the Company's residential units.
(4)Represents annualized base rent and current reimbursement for operating expenses and real estate taxes.
(5)Represents leases that are included in occupancy as of December 31, 2025 and expire on December 31, 2025.
(6)Excludes (i) retail space in our Manhattan office properties and (ii) the Empire State Building broadcasting licenses and Observatory operations.
Portfolio Transaction Activity
In December 2025, we closed on the sale of an office property, Metro Center, in Stamford, Connecticut at a sale price of $64.0 million in addition to a release to us of approximately $6.2 million of restricted cash previously held in escrow. In connection with this sale we repaid the related $71.6 million mortgage.
In December 2025, we closed on the acquisition of 130 Mercer Street (555-557 Broadway, "The Scholastic Building"), located in the SoHo submarket of Manhattan, for a purchase price of $386.0 million.
In June 2025, we closed on the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $31.0 million.
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
In September 2023, we closed on the acquisition of a Williamsburg retail property located on the corner of North 6th Street and Wythe Avenue in Brooklyn, New York, for a purchase price of $26.4 million.
In April 2023, we closed on the sale of 500 Mamaroneck Avenue in Harrison, New York at a gross asset valuation of $53.0 million.
In February 2023, we closed on the sale of 69-97 and 103-107 Main Street in Westport, Connecticut at a gross asset valuation of $40.0 million.
Net Operating Income ("NOI") from our office, retail, multifamily, and Observatory operations were approximately

57%, 16%, 5%, and 22% of total NOI, respectively, after the effect of the 2025 acquisitions and disposition, through an implied annualized NOI for 130 Mercer derived from its purchase price and Asset Value calculated in accordance with our credit facility agreement, and the removal of Metro Center NOI. See Part II, ITEM 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations — Net Operating Income" for the definition of NOI and a reconciliation to net income, the most directly comparable GAAP measure, to NOI.
Refer to "Financial Statements — Note 3 Acquisitions and Dispositions" in this Annual Report on Form 10-K for additional information.
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
On February 24, 2026, the last sales price for our Class A common stock on the NYSE was $5.94 per share.
Holders
As of February 24, 2026, we had 613 registered holders of our Class A common stock and 509 registered holders of our Class B common stock. As of February 24, 2026, we had approximately 529 registered holders of Series PR OP Units, 714 registered holders of Series ES OP Units, 207 registered holders of Series 60 OP Units and 157 registered holders of Series 250 OP Units. Certain shares of common stock and OP Units are held in "street" name and accordingly, the number of beneficial owners of such shares of common stock and OP Units is not known or included in the foregoing totals.
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
We declared dividends of $0.035 per share for each quarter of 2025, which equates to an annualized rate of $0.14 per share.
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
Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of loss on extinguishment of debt, revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The $0.14 per share dividends paid in 2025 are classified for income tax purposes as 83.8% taxable ordinary dividends eligible for the Section 199A deduction and 16.2% taxable return of capital.
Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on our Class A common stock, the Standard & Poor's 500 Index (the "S&P 500 Index"), the MSCI US REIT Index and the FTSE NAREIT Equity REIT Office Index. The graph assumes that $100.00 was invested on December 31, 2020 and dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our Class A common stock will continue in line with the same or similar trends depicted in the graph below.

200
175
150
125
100
75
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Empire State Realty Trust, Inc.
S&P 500 Index
MSCI US REIT Index
FTSE NAREIT Equity REIT Office Index

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Empire State Realty Trust, Inc.	$100.00	$95.49	$72.32	$103.97	$110.73	$69.96
S&P 500 Index	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
MSCI US REIT Index	$100.00	$143.06	$108.00	$122.84	$133.59	$137.53
FTSE NAREIT Equity REIT Office Index	$100.00	$122.00	$76.10	$77.65	$94.35	$81.15

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
Recent Sales of Unregistered Securities Use of Proceeds from Registered Securities
Not applicable.
Repurchases of Equity Securities Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Upon expiration of this program, the Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership's Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2026 through December 31, 2027. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of December 31, 2025, we had $491.9 million remaining of the authorized repurchase amount for the 2024-2025 period.
The following table summarizes our repurchases of equity securities in each of the three months ended December 31, 2025 under the repurchase program for the 2024-2025 period.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
October 1 - October 31, 2025	—	$—	—	$497,852
November 1 - November 30, 2025	—	$—	—	$497,852
December 1 - December 31, 2025	888,188	$6.73	888,188	$491,878
There were no repurchases of equity securities yet under the new 2026-2027 repurchase program. See "Financial Statements — Note 10 Equity" in this Annual Report on Form 10-K.
ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to "we," "our," and "us" refer to our Company and its consolidated subsidiaries. The following discussion and analysis should be read in conjunction with our consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 and the notes related thereto which are included in this Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We intend these forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and can generally be identified by words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “estimate,” “may,” “will,” “should,” “would,” and similar expressions. Forward-looking statements are based on our current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied.
Forward-looking statements are based on our current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others: economic and market conditions (including the impact of catastrophic events, pandemics, extreme weather, terrorism, armed hostilities, cybersecurity threats and other technology disruptions); increased costs due to tariffs or other economic factors; changes in the New York City office, retail and tourism markets (including changes in the use of office space and remote work); leasing activity, tenant defaults, early terminations and renewals, occupancy levels and rental rates; performance of the Observatory (including tourism levels, currency and geopolitical impacts, weather and competition); interest rate volatility and capital markets conditions, including our ability to refinance, restructure or extend indebtedness; real estate valuation declines and potential impairment charges; our ability to execute capital projects and complete acquisitions on acceptable terms; risks relating to governmental regulation, environmental and climate-related requirements (including Local Law 97), and our ability to achieve sustainability goals and metrics; risks relating to our ground leases; our ability to maintain our qualification as a REIT; potential taxable gain arising from transactions structured to qualify under Section 1031; legal proceedings; and risks relating to our disclosure controls and internal control over financial reporting. For a discussion of these and other factors, see "Item 1A. Risk Factors" in this report. Any forward-looking statement speaks only as of the date of this report. We undertake no obligation to update or revise any forward-looking statement to reflect subsequent events or circumstances, except as required by law.
Overview
2025 Highlights
•Net income attributable to common stockholders of $43.4 million.
•Core Funds From Operations ("Core FFO") of $234.2 million attributable to common stockholders and the operating partnership.
•Signed a total of 1,009,009 rentable square feet of new, renewal and expansion leases.
•In June 2025, we closed on the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $31.0 million.
•In December 2025, we closed on the acquisition of 130 Mercer Street, located in the SoHo submarket of Manhattan, for a purchase price of $386.0 million.
Results of Operations
Overview
The discussion below relates to the financial condition and results of operations for the years ended December 31, 2025 and 2024. For a discussion of our 2023 financial results as compared to our 2024 financial results, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table summarizes the historical results of operations:

	Years Ended December 31,
	2025			2024			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$626,213	$—	$626,213	$614,596	$—	$614,596	$11,617	1.9%
Observatory revenue	—	128,329	128,329	—	136,377	136,377	(8,048)	(5.9)%
Lease termination fees	464	—	464	4,771	—	4,771	(4,307)	(90.3)%
Third-party management and other fees	1,483	—	1,483	1,170	—	1,170	313	26.8%
Other revenues and fees	11,781	—	11,781	11,009	—	11,009	772	7.0%
Total revenues	639,941	128,329	768,270	631,546	136,377	767,923	347	0.1%
Operating expenses:
Property operating expenses	184,714	—	184,714	179,175	—	179,175	(5,539)	(3.1)%
Ground rent expenses	9,326	—	9,326	9,326	—	9,326	—	—%
General and administrative expenses	72,842	—	72,842	70,234	—	70,234	(2,608)	(3.7)%
Observatory expenses	—	38,237	38,237	—	36,834	36,834	(1,403)	(3.8)%
Real estate taxes	132,740	—	132,740	128,826	—	128,826	(3,914)	(3.0)%
Depreciation and amortization	194,591	171	194,762	184,667	151	184,818	(9,944)	(5.4)%
Total operating expenses	594,213	38,408	632,621	572,228	36,985	609,213	(23,408)	(3.8)%
Operating income	45,728	89,921	135,649	59,318	99,392	158,710	(23,061)	(14.5)%
Intercompany rent income (expense)	76,306	(76,306)	—	83,477	(83,477)	—	—	—%
Other income (expense):
Interest income	8,222	526	8,748	20,853	445	21,298	(12,550)	(58.9)%
Interest expense	(103,133)	—	(103,133)	(105,239)	—	(105,239)	2,106	2.0%
Interest expense associated with property in receivership	(647)	—	(647)	(4,471)	—	(4,471)	3,824	85.5%
Loss on early extinguishment of debt	(97)	—	(97)	(553)	—	(553)	456	82.5%
Gain on disposition of properties	35,018	—	35,018	13,302	—	13,302	21,716	163.3%
Income before income taxes	61,397	14,141	75,538	66,687	16,360	83,047	(7,509)	(9.0)%
Income tax expense	(1,131)	(1,427)	(2,558)	(413)	(2,275)	(2,688)	130	4.8%
Net income	60,266	12,714	72,980	66,274	14,085	80,359	(7,379)	(9.2)%
Net income attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(25,379)	—	(25,379)	(28,713)	—	(28,713)	3,334	11.6%
Non-controlling interests in other partnerships	—	—	—	(4)	—	(4)	4	100.0%
Private perpetual preferred unit distributions	(4,201)	—	(4,201)	(4,201)	—	(4,201)	—	—%
Net income attributable to common shareholders	$30,686	$12,714	$43,400	$33,356	$14,085	$47,441	$(4,041)	(8.5)%
Real Estate Segment
Rental Revenue
The increase in rental revenue during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 was primarily attributable to a $7.6 million increase in tenant reimbursement income and $5.9 million increase due to higher base rent from new or renewed tenants. The increases were partially offset by a net $1.9 million decrease in revenue from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Property Operating Expenses
The increase in property operating expenses during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 was primarily due to higher cleaning-related payroll costs, utilities costs, and repair and maintenance costs in 2025 relating to increased building utilization and certain local law compliance costs. The increases were partially offset by a net decrease in property operating expenses from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Real Estate Taxes
The increase in real estate taxes during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 was primarily attributable to higher assessed values for multiple properties, partially offset by a net decrease from our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Depreciation and Amortization
Depreciation and amortization increased during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 primarily due to depreciation on building and tenant improvement assets placed in service as a result of our increase in leasing activity. The remaining activity relates to our recent transaction activity as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Interest Income
The decrease in interest income during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 is primarily due to lower cash balances due to unlevered property acquisitions during 2024 and 2025, the paydown of the $120.0 million revolving credit facility and the $100.0 million Series A senior unsecured notes in March 2025. See "Financial Statements — Note 5. Debt" in this Annual Report on Form 10-K.
Gain on Sale/Disposition of Property
The gain on disposition activity for the year ended December 31, 2025 relates to the disposition of Metro Center in Stamford, Connecticut as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Annual Report on Form 10-K. The gain on disposition activity for the year ended December 31, 2024 relates to the derecognition of assets and certain liabilities in connection with the consensual foreclosure of First Stamford Place in Stamford, Connecticut.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to lower visitation during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024, primarily due to lower levels of international tourism in 2025 as compared to 2024. While observatory revenues declined due to lower levels of international tourism, this was partially offset by an increase in domestic visitation and overall revenue per visitor for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024.
Observatory Expenses
The increase in Observatory expenses during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 was driven by increased costs such as marketing and maintenance costs.
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
While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial condition and results of operations. For example, we may be required to comply with new laws or regulations that cause us to incur unanticipated capital expenditures for our properties, thereby increasing our liquidity needs. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of cash on hand, cash generated from our operating activities, debt issuances, common and/or preferred equity issuances and unused borrowing capacity under our unsecured revolving credit facility. We expect to meet our short-term liquidity requirements, including distributions, operating expenses, working capital, debt service, and capital expenditures from cash flows from operations, cash on hand, debt issuances, common and/or preferred issuances and available borrowing capacity under our unsecured revolving credit facility. The availability of these borrowings is subject to the conditions set forth in the applicable loan agreements. We expect to meet our long-term capital requirements, including acquisitions, redevelopments, repositioning and capital expenditures through our cash flows from operations, cash on hand, our unsecured revolving credit facility, mortgage financings, debt issuances, common and/or preferred equity issuances and asset sales. Our properties require periodic investments of capital for individual lease related tenant improvements allowances, general capital improvements and costs associated with capital expenditures. Our overall leverage will depend on our mix of investments and the cost of leverage. Our charter does not restrict the amount of leverage that we may use. See ITEM 1A. "Risk Factors — Risks Relating to Our Indebtedness and Liquidity" in this Annual Report on Form 10-K for more information.
At December 31, 2025, we had approximately $132.7 million available in cash and cash equivalents and there was $475.0 million available under our unsecured revolving credit facility.
At December 31, 2025, we had approximately $2.4 billion of total consolidated indebtedness outstanding, with a weighted average interest rate of 4.48% and a weighted average maturity of 4.8 years. As of December 31, 2025, excluding debt amortization, we have a debt maturity of:

Year	Amortization	Maturities	Total
2026	$3,958	$50,000	$53,958
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	395,000	398,890
2030	4,511	508,600	513,111
Thereafter	10,123	1,104,007	1,114,130
Total	$30,313	$2,358,698	$2,389,011
As of December 31, 2025, interest expense obligations from 2026 through 2030 and thereafter amounts to approximately $515.4 million.
In connection with our three ground leases (i.e. long-term leaseholds of the land and the improvements) at 1350 Broadway, 111 West 33rd Street and 1400 Broadway, we also have contractual rent obligations totaling $65.2 million as of December 31, 2025, of which $7.4 million is due within the next five years.
Portfolio Transaction Activity
Refer to Part I. ITEM 2. "Properties - Portfolio Transaction Activity" for a summary of our portfolio transaction activity.
Refer to "Financial Statements - Note 3 Acquisitions and Dispositions" in this Annual Report on Form 10-K.
Unsecured Revolving Credit and Term Loan Facilities
In November 2025, through our Operating Partnership, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, that amends and restates the credit agreement dated March 19, 2020, which governs our senior unsecured term loan credit facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is comprised of a $245.0 million senior unsecured term loan facility and matures on January 15, 2031.
In May 2025, through our Operating Partnership, we entered into a first amendment to our second amended and restated credit agreement, dated March 8, 2024, with Bank of America, N.A., as administrative agent and other lenders party thereto, which governs our BofA Credit Facilities. The first amendment amends certain sustainability margin adjustment terms. No other changes were made to the amount of the commitments, the maturity date of the outstanding loans or the covenants.
In March 2024, we closed a $715.0 million, five-year unsecured credit agreement which consists of a $620.0 million revolver and a $95.0 million term loan facility, each of which mature on March 8, 2029, inclusive of the extension periods. On March 18, 2025, we repaid the $120.0 million borrowings previously drawn on the Revolving Credit Facility. As of December 31, 2025, we had $145.0 million borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility. See "Financial Statements — Note 5 Debt" in this Annual Report on Form 10-K for a summary of our unsecured revolving credit and term loan facilities.
Financial Covenants
As of December 31, 2025, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	December 31, 2025	In Compliance
Maximum total leverage	< 60%	36.4%	Yes
Maximum secured leverage	< 40%	10.2%	Yes
Minimum fixed charge coverage	> 1.50x	3.0x	Yes
Minimum unencumbered interest coverage	> 1.75x	4.4x	Yes
Maximum unsecured leverage	< 60%	35.4%	Yes
Mortgage Debt
As of December 31, 2025, mortgage notes payable, net, amounted to $619.3 million. Our next mortgage debt maturity is for $50.0 million in April 2026.
In December 2025, we repaid the $71.6 million mortgage debt in connection with the sale of Metro Center, in Stamford, Connecticut.
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
See "Financial Statements — Note 5 Debt" in this Annual Report on Form 10-K for more information on mortgage debt.
Senior Unsecured Notes
In December 2025, we closed on the issuance and sale of $175.0 million aggregate principal amount of 5.47% Series L Notes that mature on January 7, 2031 in a private placement transaction.
In March 2025, the Series A senior unsecured notes matured and the aggregate principal amount of $100.0 million was repaid. The notes had a stated interest rate of 3.93%.
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

Office Properties(1)(2)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals(3)	2025	2024	2023
Number of leases signed(4)	69	102	85

Total square feet	856,453	1,300,584	960,192
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$70.77	$70.07	$63.45
Weighted average annualized cash rent per square foot for previous leases	65.27	66.44	57.95
Percentage of new cash rent over previously escalated rents	8.4%	5.5%	9.5%

Leasing commission costs per square foot(5)	$20.73	$19.46	$19.51
Tenant improvement costs per square foot(5)	54.27	55.98	79.30
Total leasing commissions and tenant improvement costs per square foot(5)	$75.00	$75.44	$98.81
Retail Properties(1)(2)

	Years Ended December 31,
Total New Leases, Expansions, and Renewals(3)	2025	2024	2023
Number of leases signed(4)	16	9	8

Total square feet	152,556	24,240	21,715
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$101.51	$181.95	$148.89
Weighted average annualized cash rent per square foot for previous leases	108.78	241.65	209.88
Percentage of new cash rent over previously escalated rents	(6.7)%	(24.7)%	(29.1)%

Leasing commission costs per square foot(5)	$49.40	$74.29	$54.62
Tenant improvement costs per square foot(5)	35.26	35.87	38.57
Total leasing commissions and tenant improvement costs per square foot(5)	$84.66	$110.16	$93.19
_______________
(1)Office activity excludes an aggregate of 475,442, 475,744, and 498,682 rentable square feet of retail space in our office properties in 2025, 2024 and 2023, respectively, that is included in the retail activity for the respective years.
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

(amounts in thousands)	Years Ended December 31,
Total Commercial Portfolio	2025	2024	2023
Capital expenditures (1)	$63,944	$72,899	$55,385
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of December 31, 2025, we expect to incur additional costs relating to obligations under signed new leases of approximately $94.2 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
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
We declared dividends of $0.035 per share for each quarter of 2025, which equates to an annualized rate of $0.14 per share. The Board of Directors will continue its regular review of its dividend and capital allocation policies at each Board meeting.
Distribution to Equity Holders
Distributions and dividends have been made to equity holders as follows:

	Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Distributions and dividends	$43,184	$42,490	$41,323
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Upon expiration of this program, the Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership's Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2026 through December 31, 2027. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. As of December 31, 2025, we had $491.9 million remaining of the authorized repurchase amount for the 2024-2025 period.
The following table summarizes our purchases of equity securities for the year ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
Year ended December 31, 2025	1,198,603	$6.78	1,198,603	$491,878

Cash Flows
Comparison of Year Ended December 31, 2025 to the Year Ended December 31, 2024
Net cash. Cash and cash equivalents and restricted cash were $166.5 million and $429.3 million as of December 31, 2025 and 2024, respectively. The decrease was primarily due to increased acquisition activity in 2025 compared to 2024.
Operating activities. Net cash provided by operating activities decreased by $11.8 million to $249.1 million due to decreased Observatory operating income and interest income, partially offset by increases in working capital.
Investing activities. Net cash used in investing activities increased by $152.9 million to $550.0 million primarily due to $412.0 million of acquisitions in 2025, compared to $193.1 million of acquisitions in 2024. This increase in cash used in investing activities was partially offset by the net proceeds of $60.5 million from the disposition of Metro Center in 2025.
Financing activities. Net cash provided by financing activities decreased by $120.4 million to $38.2 million primarily due $175.0 million funding of Series L senior unsecured notes, $70.0 million increase in the Wells Term Loan Facility, and $25.0 million of net draws on the unsecured revolving credit facility, partially offset by repayments of $100.0 million of Series A senior unsecured notes and 75.3 million of mortgage note payables in 2025, compared to the $225.0 million funding of Series I-K senior unsecured notes in 2024.

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
The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to NOI:

	Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Net income	$72,980	$80,359	$84,407
Add:
General and administrative expenses	72,842	70,234	63,939
Depreciation and amortization	194,762	184,818	189,911
Interest expense	103,133	105,239	101,484
Interest expense associated with property in receivership	647	4,471	—
Loss on early extinguishment of debt	97	553	—
Income tax expense	2,558	2,688	2,715
Less:
Gain on disposition of properties	(35,018)	(13,302)	(26,764)
Third-party management and other fees	(1,483)	(1,170)	(1,351)
Interest income	(8,748)	(21,298)	(15,136)
Net operating income	$401,770	$412,592	$399,205

Other Net Operating Income Data
Straight-line rental revenue	$18,039	$11,283	$19,563
Net increase in rental revenue from the amortization of above- and below-market lease assets and liabilities	$3,196	$2,177	$2,416
Amortization of acquired below-market ground leases	$7,831	$7,831	$7,831

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
Core Funds From Operations
Core FFO adds back to Modified FFO the following items: Interest expense associated with property in receivership, loss on early extinguishment of debt, and IPO litigation expense. The Company believes Core FFO is an important supplemental measure of its operating performance because it excludes non-recurring items. There can be no assurance that Core FFO presented by the Company is comparable to similarly titled measures of other REITs. Core FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income (loss) determined in accordance with GAAP or to cash flow from operating activities determined in accordance with GAAP. Core FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

The following table presents a reconciliation of our net income, the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Net income	$72,980	$80,359	$84,407
Non-controlling interests in other partnerships	—	(4)	(68)
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Real estate depreciation and amortization	191,222	180,513	184,633
Gain on disposition of properties	(35,018)	(13,302)	(26,764)
Funds from operations attributable to common stockholders and the Operating Partnership	224,983	243,365	238,007
Amortization of below-market ground leases	7,831	7,831	7,831
Modified funds from operations attributable to common stockholders and the Operating Partnership	232,814	251,196	245,838
Interest expense associated with property in receivership	647	4,471	—
Loss on early extinguishment of debt	97	553	—
IPO litigation expense	632	—	—
Core funds from operations attributable to common stockholders and the Operating Partnership	$234,190	$256,220	$245,838

Weighted average shares and Operating Partnership units
Basic	266,939	264,706	263,226
Diluted	270,040	269,019	265,633
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
We performed our annual goodwill testing in October 2025 for both the Real Estate and Observatory reportable segments. We bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the Observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples, EBITDA multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. The quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods.

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
As of December 31, 2025, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $567.0 million and which mature between December 31, 2026 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $3.9 million, which is included in prepaid expenses and other assets, and in a liability position amounted to $31.0 thousand, which is included in accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2025.
As of December 31, 2025, the weighted average interest rate on the $2.3 billion of fixed-rate indebtedness outstanding was 4.46% per annum, each with maturities at various dates through March 17, 2035. As of December 31, 2025, our floating rate debt of $95.0 million represented 4.0% of our total indebtedness.
As of December 31, 2025, the fair value of our outstanding debt was approximately $2.3 billion which was approximately $0.1 billion less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2025, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
(a) Management's Report on Internal Control Over Financial Reporting
Management of Empire State Realty Trust, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13(a)-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 as required by Rule 13(a)-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm that audited our Financial Statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which appears in paragraph (b) of this ITEM 9A.
(b) Attestation report of the independent registered public accounting firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Empire State Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Empire State Realty Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 27, 2026
ITEM 9B. OTHER INFORMATION
(a) None.
(b) On December 20, 2025, Thomas P. Durels, Executive Vice President, Real Estate, adopted a trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale, from time to time from April 1, 2026 through January 12, 2027 of up to 1,780,000 shares of our common stock. As previously disclosed, Mr. Durels plans to transition from his role, and the trading arrangement is designed to facilitate orderly disposition of shares for tax and retirement planning purposes and was established in accordance with the Company's insider trading policies and applicable SEC rules.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by ITEM 10 will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (which is scheduled to be held on May 14, 2026), to be filed pursuant to Regulation 14A under the Exchange Act, or our Proxy Statement, and is incorporated herein by reference.
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
The following table presents certain information about our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Equity compensation plans approved by securityholders (1)	N/A	N/A	5,998,333	(2)
Equity compensation plans not approved by securityholders	—	—	—
Total	N/A	N/A	5,998,333
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
As of December 31, 2025, we have issued 1,604,102 shares of restricted stock and 22,743,201 LTIP units under the Plans, including the Empire State Realty OP, L.P. 2013 Equity Incentive Plan, since 2013.
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
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2025 on page F-41.
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

10.29
Empire State Realty OP, L.P., Empire State Realty Trust, Inc. $100,000,000 3.61% Series G Senior Notes due March 17, 2032, $75,000,000 3.73% Series H Senior Notes due March 17, 2035 Note Purchase Agreement dated March 17, 2020 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 23, 2020.

10.30+
First Amended and Restated Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2019 Equity Incentive Plan As Amended and Restated as of July 13, 2020 incorporated by reference to Exhibit 10.6 to Empire State Realty Trust, Inc. Form 10-Q filed with the SEC on August 10, 2020.

10.31
Second Amended and Restated Credit Agreement, dated March 8, 2024, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Bank of America, N.A., as administrative agent and the lenders and letter of credit issuers party thereto incorporated by reference to Exhibit 10.1 to the Empire State Realty Trust Form 10-Q filed with the SEC on May 7, 2024.

10.32
Note Purchase Agreement, dated April 10, 2024, among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 11, 2024).

10.33+
Empire State Realty Trust, Inc. Empire State Realty OP, L.P. 2024 Equity Incentive Plan, incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the SEC on March 28, 2024.

10.34+	Form of Restricted Stock Agreement (Time-Based), incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.
10.35+	Form of LTIP Agreement (Director, Time-Based), incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.
10.36+
Form of LTIP Agreement (Executive Officer or Director, Immediate Vest), incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.37+
Form of LTIP Agreement (Executive Officer, Performance-Based) , incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.38+
Form of LTIP Agreement (Executive Officer, Time-Based), incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 (Registration No. 333-279259), filed with the SEC on May 9, 2024.

10.39+
Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated September 20, 2024, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on September 23,2024.

10.40+
First Amendment to Third Amended and Restated Employment Agreement between Empire State Realty Trust, Inc. and Anthony E. Malkin, dated December 11, 2024, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on December 11, 2024.

10.41+
Employment Agreement between Empire State Realty Trust, Inc. and Christina Chiu, dated December 11, 2024, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on December 11, 2024.

10.42
First Amendment to Credit Agreement, dated May 28, 2025, among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Bank of America, N.A., as administrative agent and the lenders and letter of credit issuers party thereto incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed with the SEC on August 6, 2025.

10.43+
Transition Agreement between Empire State Realty OP, L.P. and Thomas P. Durels, dated September 19, 2025, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on September 22, 2025.

10.44
Note Purchase Agreement among Empire State Realty OP, L.P., Empire State Realty Trust, Inc. and the purchasers named therein, dated October 15, 2025, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on October 16, 2025.

10.45
Amended and Restated Credit Agreement among Empire State Realty OP, L.P., as borrower, Empire State Realty Trust, Inc., Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto, dated November 14, 2025, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on November 17, 2025.

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
EMPIRE STATE REALTY TRUST, INC.
Date: February 27, 2026                             By:/s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer & Chief Accounting Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony E. Malkin	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2026
Anthony E. Malkin
(Principal Executive Officer)

/s/ Christina Chiu	President	February 27, 2026
Christina Chiu

/s/ Stephen V. Horn	Executive Vice President, Chief Financial Officer & Chief Accounting Officer	February 27, 2026
Stephen V. Horn
(Principal Financial and Accounting Officer)

/s/ Steven J. Gilbert	Lead Independent Director	February 27, 2026
Steven J. Gilbert

/s/ S. Michael Giliberto	Director	February 27, 2026
S. Michael Giliberto

/s/ Patricia S. Han	Director	February 27, 2026
Patricia S. Han

/s/ Grant H. Hill	Director	February 27, 2026
Grant H. Hill

/s/ R. Paige Hood	Director	February 27, 2026
R. Paige Hood

/s/ George L. W. Malkin	Director	February 27, 2026
George L. W. Malkin

/s/ James D. Robinson IV	Director	February 27, 2026
James D. Robinson IV

/s/ Christina Van Tassell	Director	February 27, 2026
Christina Van Tassell

/s/ Hannah Yang	Director	February 27, 2026
Hannah Yang

EMPIRE STATE REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Empire State Realty Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire State Realty Trust, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of goodwill – Observatory
Description of the Matter	At December 31, 2025, the Company’s goodwill related to the Observatory reporting unit was $227.5 million as disclosed in Note 4 to the consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if there are indicators of impairment.

The Company performed its annual impairment testing as of October 1, 2025 and engaged a third-party valuation specialist to perform valuation procedures.

Auditing management’s goodwill impairment test was subjective due to the judgmental nature of revenue projections and the weighted average cost of capital (WACC) assumptions, which are affected by expectations about future performance of the Company and economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the assumptions described above.

To test the estimated fair value of the Company’s Observatory reporting unit, we performed audit procedures that included, among other procedures, testing the significant assumptions discussed above. We assessed the methodologies and testing the calculation of the WACC, including its utilization in the Company’s fair value estimate of goodwill. We involved internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the WACC using observable Company and market-specific data. We compared the assumptions used by management in determining revenue projections and in the calculation of the WACC to current industry and economic trends, historical performance, and other relevant factors, and performed sensitivity analyses to evaluate the changes in the fair value of the Observatory reporting unit that would result from changes in the revenue projections and the WACC.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
New York, New York
February 27, 2026

Empire State Realty Trust, Inc.
Consolidated Balance Sheets

(amounts in thousands, except per share amounts)	December 31, 2025	December 31, 2024
ASSETS
Commercial real estate properties, at cost:
Land	$458,662	$386,423
Development costs	8,187	8,187
Building and improvements	3,739,058	3,392,043
	4,205,907	3,786,653
Less: accumulated depreciation	(1,366,829)	(1,274,193)
Commercial real estate properties, net	2,839,078	2,512,460
Contract asset	—	170,419
Cash and cash equivalents	132,657	385,465
Restricted cash	33,854	43,837
Tenant and other receivables	22,063	31,427
Deferred rent receivables	255,270	247,754
Prepaid expenses and other assets	93,355	101,852
Deferred costs, net	267,682	183,987
Acquired below-market ground leases, net	305,579	313,410
Right of use assets	27,944	28,197
Goodwill	491,479	491,479
Total assets	$4,468,961	$4,510,287
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	619,269	692,176
Senior unsecured notes, net	1,270,668	1,197,061
Unsecured term loan facilities, net	336,794	268,731
Unsecured revolving credit facility	145,000	120,000
Debt associated with property in receivership	—	177,667
Accrued interest associated with property in receivership	—	5,433
Accounts payable and accrued expenses	120,150	132,016
Acquired below-market leases, net	39,767	19,497
Ground lease liabilities	27,944	28,197
Deferred revenue and other liabilities	59,901	62,639
Tenants’ security deposits	27,276	24,908
Total liabilities	2,646,769	2,728,325
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000 shares authorized, 169,523 and 166,405 shares issued and outstanding in 2025 and 2024, respectively	1,695	1,664
Class B common stock, $0.01 par value per share, 50,000 shares authorized, 972 and 978 shares issued and outstanding in 2025 and 2024, respectively	10	10
Additional paid-in capital	1,091,444	1,077,976
Accumulated other comprehensive income	6,501	9,934
Retained deficit	(39,648)	(58,888)
Total Empire State Realty Trust, Inc.'s stockholders' equity	1,060,002	1,030,696
Non-controlling interests in Operating Partnership	732,250	721,326
Private perpetual preferred units:
Series 2019 Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664 issued and outstanding in 2025 and 2024	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560 issued and outstanding in 2025 and 2024	8,004	8,004
Total equity	1,822,192	1,781,962
Total liabilities and equity	$4,468,961	$4,510,287

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2025	2024	2023
Revenues:
Rental revenue	$626,213	$614,596	$597,319
Observatory revenue	128,329	136,377	129,366
Lease termination fees	464	4,771	—
Third-party management and other fees	1,483	1,170	1,351
Other revenue and fees	11,781	11,009	11,536
Total revenues	768,270	767,923	739,572
Operating expenses:
Property operating expenses	184,714	179,175	167,324
Ground rent expenses	9,326	9,326	9,326
General and administrative expenses	72,842	70,234	63,939
Observatory expenses	38,237	36,834	35,265
Real estate taxes	132,740	128,826	127,101
Depreciation and amortization	194,762	184,818	189,911
Total operating expenses	632,621	609,213	592,866
Total operating income	135,649	158,710	146,706
Other income (expense):
Interest income	8,748	21,298	15,136
Interest expense	(103,133)	(105,239)	(101,484)
Interest expense associated with property in receivership	(647)	(4,471)	—
Loss on early extinguishment of debt	(97)	(553)	—
Gain on disposition of properties	35,018	13,302	26,764
Income before income taxes	75,538	83,047	87,122
Income tax expense	(2,558)	(2,688)	(2,715)
Net income	72,980	80,359	84,407
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Net income attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(25,379)	(28,713)	(31,094)
Non-controlling interests in other partnerships	—	(4)	(68)
Net income attributable to common stockholders	$43,400	$47,441	$49,044

Total weighted average shares:
Basic	168,539	164,902	161,122
Diluted	270,040	269,019	265,633

Earnings per share attributable to common stockholders:
Basic	$0.26	$0.29	$0.30
Diluted	$0.25	$0.28	$0.30
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Net income	$72,980	$80,359	$84,407
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	(3,416)	13,769	5,581
Amount reclassified into interest expense	(2,288)	(7,111)	(7,819)
Other comprehensive income (loss)	(5,704)	6,658	(2,238)
Comprehensive income	67,276	87,017	82,169
Net income attributable to non-controlling interests and private perpetual preferred unitholders	(29,580)	(32,918)	(35,363)
Other comprehensive (income) loss attributable to non-controlling interests	2,105	(2,420)	1,060
Comprehensive income attributable to common stockholders	$39,801	$51,679	$47,866
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Stockholders' Equity

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2022	160,139	$1,601	990	$10	$1,055,184	$7,048	$(109,468)	$954,375	$698,776	$29,940	$1,683,091
Conversion of operating partnership units and Class B shares to Class A shares	3,762	38	(6)	—	17,477	156	—	17,671	(17,671)	—	—
Repurchases of common shares	(2,151)	(21)	—	—	(13,084)	—	—	(13,105)	—	—	(13,105)
Contributions to consolidated joint venture interests	—	—	—	—	—	—	—	—	187	—	187
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	18,631	—	18,631
Restricted stock, net of forfeitures	312	3	—	—	1,392	—	—	1,395	—	—	1,395
Dividends and distributions	—	—	—	—	—	—	(22,684)	(22,684)	(14,438)	(4,201)	(41,323)
Net income	—	—	—	—	—	—	49,044	49,044	31,162	4,201	84,407
Other comprehensive loss	—	—	—	—	—	(1,178)	—	(1,178)	(1,060)	—	(2,238)
Balance at December 31, 2023	162,062	$1,621	984	$10	$1,060,969	$6,026	$(83,108)	$985,518	$715,587	$29,940	$1,731,045
Conversion of operating partnership units and Class B shares to Class A shares	4,203	42	(6)	—	17,513	(2,249)	—	15,306	(15,306)	—	—
Acquisition of non-controlling interest in other partnership	—	—	—	—	(1,805)	1,919	—	114	(15,411)	—	(15,297)
Equity compensation:
LTIP Units, net of forfeitures	—	—	—	—	—	—	—	—	20,387	—	20,387
Restricted stock, net of forfeitures	140	1	—	—	1,299	—	—	1,300	—	—	1,300
Dividends and distributions	—	—	—	—	—	—	(23,221)	(23,221)	(15,068)	(4,201)	(42,490)
Net income	—	—	—	—	—	—	47,441	47,441	28,717	4,201	80,359
Other comprehensive income	—	—	—	—	—	4,238	—	4,238	2,420	—	6,658
Balance at December 31, 2024	166,405	$1,664	978	$10	$1,077,976	$9,934	$(58,888)	$1,030,696	$721,326	$29,940	$1,781,962
Conversion of operating partnership units and Class B shares to Class A shares	4,175	42	(6)	—	19,860	166	—	20,068	(20,068)	—	—
Repurchase of common shares	(1,199)	(12)	—	—	(7,676)	—	(434)	(8,122)	—	—	(8,122)
Equity compensation:
LTIP Units	—	—	—	—	—	—	—	—	22,975	—	22,975
Restricted stock, net of forfeitures	142	1	—	—	1,284	—	—	1,285	—	—	1,285
Dividends and distributions	—	—	—	—	—	—	(23,726)	(23,726)	(15,257)	(4,201)	(43,184)
Net income	—	—	—	—	—	—	43,400	43,400	25,379	4,201	72,980
Other comprehensive loss	—	—	—	—	—	(3,599)	—	(3,599)	(2,105)	—	(5,704)
Balance at December 31, 2025	169,523	$1,695	972	$10	$1,091,444	$6,501	$(39,648)	$1,060,002	$732,250	$29,940	$1,822,192
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net income	$72,980	$80,359	$84,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,762	184,818	189,911
Gain on sale/disposition of properties	(35,018)	(13,302)	(26,764)
Amortization of non-cash items within interest expense	8,743	8,631	9,089
Amortization of acquired above- and below-market leases, net	(3,196)	(2,177)	(2,415)
Amortization of acquired below-market ground leases	7,831	7,831	7,831
Straight-lining of rental revenue	(18,039)	(11,283)	(19,563)
Equity based compensation	25,171	21,696	20,026
Loss on early extinguishment of debt	97	553	—
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	2,590	(8,762)	10,486
Tenant and other receivables	9,272	6,885	(15,643)
Deferred leasing costs	(26,140)	(21,559)	(17,669)
Prepaid expenses and other assets	149	(5,770)	(5,186)
Accounts payable and accrued expenses	9,396	13,592	746
Deferred revenue and other liabilities	454	(620)	(2,765)
Net cash provided by operating activities	249,052	260,892	232,491
Cash Flows From Investing Activities
Acquisition of real estate property	(412,031)	(193,071)	(26,910)
Net proceeds from disposition of real estate	60,517	—	88,910
Acquisition of non-controlling interests in other partnerships	—	(14,226)	—
Reduction of cash from derecognition of property in receivership	—	(12,876)	—
Post-closing costs from a prior period sale of property	—	(4,034)	—
Additions to building and improvements	(198,498)	(172,906)	(139,328)
Development costs	—	(9)	(12)
Net cash used in investing activities	(550,012)	(397,122)	(77,340)

The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Cash Flows From Financing Activities
Repayment of mortgage notes payable	(75,264)	(11,864)	(8,632)
Proceeds from unsecured senior notes	175,000	225,000	—
Repayment of unsecured senior notes	(100,000)	—	—
Proceeds from unsecured term loan	245,000	95,000	—
Repayment of unsecured term loan	(175,000)	(215,000)	—
Proceeds from unsecured revolving credit facility	195,000	120,000	—
Repayment of unsecured revolving credit facility	(170,000)	—	—
Contributions from consolidated joint ventures	—	—	187
Deferred financing costs	(4,350)	(12,070)	—
Repurchases of common shares	(8,122)	—	(13,105)
Taxes paid on withholding taxes	(911)	—	—
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Dividends paid to common stockholders	(23,726)	(23,221)	(22,684)
Distributions paid to non-controlling interests in the operating partnership	(15,257)	(15,068)	(14,438)
Net cash provided by (used in) financing activities	38,169	158,576	(62,873)
Net increase (decrease) in cash and cash equivalents and restricted cash	(262,791)	22,346	92,278
Cash and cash equivalents and restricted cash—beginning of period	429,302	406,956	314,678
Cash and cash equivalents and restricted cash—end of period	$166,511	$429,302	$406,956
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$385,465	$346,620	$264,434
Restricted cash at beginning of period	43,837	60,336	50,244
Cash and cash equivalents and restricted cash at beginning of period	$429,302	$406,956	$314,678

Cash and cash equivalents at end of period	$132,657	$385,465	$346,620
Restricted cash at end of period	33,854	43,837	60,336
Cash and cash equivalents and restricted cash at end of period	$166,511	$429,302	$406,956
Supplemental disclosures of cash flow information:
Cash paid for interest	$93,371	$94,670	$92,000
Cash paid for income taxes
Federal	$1,640	$867	$710
New York State	979	470	290
New York City	910	561	390
Connecticut	3	—	—
Total cash paid for income taxes	$3,532	$1,898	$1,390
Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$51,452	$73,535	$51,815
Write-off of fully depreciated assets	25,511	14,342	33,391
Write-off of fully amortized deferred costs	46,580	11,756	11,495
Interest capitalized in building and improvements	464	—	—
Derivative instruments at fair values included in prepaid expenses and other assets	3,882	13,098	11,800
Derivative instruments at fair values included in accounts payable and accrued expenses	31	—	85
Contract asset	(171,003)	170,419	—
Debt associated with property in receivership	177,667	—	—
Derecognition of property in receivership and other assets, net	—	(144,241)	—
Accrued interest associated with property in receivership	—	5,433	—
Conversion of operating partnership units and Class B shares to Class A shares	20,068	15,306	17,671
The accompanying notes are an integral part of these financial statements

Empire State Realty Trust, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Organization
As used in these consolidated financial statements, unless the context otherwise requires, "we," "us," "our," the "Company," and "ESRT" mean Empire State Realty Trust, Inc. and its consolidated subsidiaries.
Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a portfolio of well-leased, top of tier, modernized, amenitized, and well-located office, retail, and multifamily assets. ESRT’s flagship Empire State Building, the “World's Most Famous Building,” features its iconic Observatory, ranked the #1 Top Attraction in New York City for the fourth consecutive year in Tripadvisor’s 2025 Travelers’ Choice Awards: Best of the Best Things to Do. The Company is a recognized leader in energy efficiency and indoor environmental quality.
As of December 31, 2025, our portfolio was comprised of approximately 7.9 million rentable square feet of office space, 0.8 million rentable square feet of retail space and 743 residential units, which are located in New York City. Our office portfolio included 10 properties (including three long-term ground leasehold interests), all of which are located in Manhattan. Additionally, we have entitled land in Stamford, Connecticut that can support the development of either office or residential per local zoning.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "Offering"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of December 31, 2025, we owned approximately 61.4% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
We have two entities that elected to be treated as taxable REIT subsidiaries, or TRSs, and are owned by our Operating Partnership. The TRSs, through several wholly owned limited liability companies, conduct third-party services businesses, which include the Empire State Building Observatory, cleaning services, cafeteria, restaurant, health clubs, amenity center, and asset and property management services.
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
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. The Operating Partnership is a VIE of ESRT. As the Operating Partnership is already consolidated in the financial statements of ESRT, the identification of this entity as a VIE has no impact on our consolidated financial statements. We also determined that the Operating Partnership has a variable interest in and is the primary beneficiary of the intermediary entity that holds title to 130 Mercer Street acquired in December 2025, and as a result is consolidated in the financial statements of ESRT as of December 31, 2025.

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
We recognize rental revenue of acquired in-place above- and below-market leases at their fair values over the terms of the respective leases.
Lease termination fees are recognized when the fees are determinable, tenant vacancy has occurred, collectability is reasonably assured, we have no continuing obligation to provide services to such former tenants and the payment is not subject to any conditions that must be met or waived.
Observatory Revenue
Revenues from the sale of Observatory tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2025 and 2024 was $1.4 million and $1.9 million, respectively, and is included in deferred revenue and other liabilities on the consolidated balance sheets.

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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The expense for the years ended December 31, 2025, 2024, and 2023 was $13.6 million, $11.6 million and $10.9 million, respectively, and are included within operating expenses, observatory expenses, and general and administrative expenses in our consolidated statements of operations.
Real Estate Properties and Related Intangible Assets
Land and buildings and improvements are recorded at cost less accumulated depreciation and amortization. The recorded cost includes cost of acquisitions, development and construction and tenant allowances and improvements. Expenditures for ordinary repairs and maintenance are charged to property operating expense as incurred. Significant replacements and betterments which improve or extend the life of the asset are capitalized. Tenant improvements which improve or extend the life of the asset are capitalized. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any tenant improvements are written off if they are replaced or have no future value. For developed properties and properties under redevelopment, direct and indirect costs that clearly relate to projects under development are capitalized. Costs include construction costs, professional services such as architectural and legal costs, capitalized interest and direct payroll costs. The assets relating to the project are stated at cost and are not depreciated. Once construction is completed and the assets are placed in service, the assets are reclassified to the appropriate asset class and depreciated in accordance with the useful lives as indicated below. Capitalization of interest ceases when the asset is ready for its intended use, which is generally near the date that a certificate of occupancy is obtained. There was $0.5 million of interest capitalized for the year ended December 31, 2025 and none for the year ended December 31, 2024.
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
Acquisitions of properties are accounted for as asset acquisitions, and accordingly the purchase cost is allocated to tangible and intangible assets and liabilities based on their relative fair values. The fair value of tangible assets acquired is determined by valuing the property as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resulting value is then allocated to land, buildings and improvements, and tenant improvements based on our determination of the fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on our best estimates at the time of evaluation.
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
We assess the potential for impairment of our long-lived assets, including real estate properties, annually or whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate is adjusted to fair value and an impairment loss is recognized. Assets held for sale are recorded at the lower of cost or fair value less costs to sell and depreciation expense is no longer recorded. We do not believe that the value of any of our properties and intangible assets were impaired during the years ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2025 and 2024, we had no equity method investments.
Goodwill
Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value. Non-amortizing intangible assets, such as trade names and trademarks, are subject to an annual impairment test based on fair value and amortizing intangible assets are tested whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
The fair value of our mortgage notes payable, senior unsecured notes, unsecured term loan facilities and unsecured revolving credit facility which are determined using Level 3 inputs are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.
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
We have elected to treat ESRT Observatory TRS, L.L.C., our subsidiary that holds our Observatory operations, and ESRT Holdings TRS, L.L.C., our subsidiary that holds our third-party management, restaurant, cafeteria, health clubs, certain cleaning operations, and amenity center as taxable REIT subsidiaries. Taxable REIT subsidiaries may participate in non-real estate activities and/or perform non-customary services for tenants and their operations are generally subject to regular corporate income taxes. Our taxable REIT subsidiaries account for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The calculation of the taxable REIT subsidiaries' tax provisions may require interpreting tax laws and regulations and could result in the use of judgments or estimates which could cause its recorded tax liability to differ from the actual amount due. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The taxable REIT subsidiaries periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, or federal statutory tax audits or estimates and judgments used.
We apply provisions for measuring and recognizing tax benefits associated with uncertain income tax positions. Penalties and interest, if incurred, would be recorded as a component of income tax expense. As of December 31, 2025 and 2024, we do not have a liability for uncertain tax positions. As of December 31, 2025, the tax years ended December 31, 2022 through December 31, 2025 remain open for an audit by the Internal Revenue Service, state or local authorities.
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
The determination of fair value of these awards is subjective and involves estimates and assumptions including expected volatility of our stock based on historical volatility, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other Operating Partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the time of grant.
Per Share Data
Basic and diluted earnings per share are computed based upon the weighted average number of shares outstanding during the respective period.
Segment Reporting
The Company's operating segments are based on our method of internal reporting and include our office properties, retail portfolio, multifamily portfolio, and the Observatory. These operating segments have been aggregated for reporting into two reportable segments: (1) Real Estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, repositioning and disposition of our real estate assets. Our Observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and different marketing strategies. We account for intersegment sales and rent as if the sales or rent were to third parties.
Recently Issued or Adopted Accounting Standards
During December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. We adopted this standard for the fiscal year ended December 31, 2025, with prospective application.
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
3. Acquisitions and Dispositions
Property Acquisitions
In December 2025, we closed on the acquisition of 130 Mercer Street (555-557 Broadway, "The Scholastic Building"), located in the SoHo submarket of Manhattan, for a purchase price of $386.0 million. In connection with the acquisition, we entered into a lease with the former owner for approximately 0.2 million square feet of office space in the building, with an initial term of 15-years and two renewal options of ten years each. We will redevelop the remaining office space, amenity and common areas of the building.
In June 2025, we closed on the acquisition of two retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $31.0 million.
In September and October 2024, we closed on the acquisition of a portfolio of retail properties on North 6th Street in Williamsburg, Brooklyn for a purchase price of $195.0 million.
In September 2023, we closed on the acquisition of a retail property in Williamsburg, Brooklyn, located on the corner of North 6th Street and Wythe Avenue for a purchase price of $26.4 million.
The following table summarizes the purchase price allocations of these acquisitions (amounts in thousands):

				Intangibles
Property	Date Acquired	Land	Building and Improvements	Assets	Liabilities	Total
130 Mercer Street(1)	12/17/2025	$66,309	$247,994	$91,207	$(25,180)	$380,330
North 6th Street Collection(2)	6/30/2025	11,243	20,458	—	—	31,701
North 6th Street Collection(3)	September 2024-October 2024	44,924	146,826	10,984	(9,664)	193,070
North 6th Street Collection(4)	9/14/2023	4,851	20,936	1,573	(300)	27,060
(1) Includes approximately 396,000 square feet of space, comprised of 368,000 square feet of office space and 28,000 square feet of retail space. Includes capitalized transaction costs and closing credits amounting to $(5.7) million.
(2) Includes two retail properties with eleven residential units on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs of $0.7 million.
(3) Includes nine retail properties with five residential units on North 6th Street in Williamsburg, Brooklyn. Includes capitalized transaction costs and closing credits amounting to $(1.9) million.
(4) Includes two retail properties near the Wythe Avenue and North 6th Street corner in Williamsburg, Brooklyn. Includes capitalized transaction costs of $0.7 million.

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
Property Dispositions
The following table summarizes properties disposed of during the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

Property	Date of Disposal	Sales Price	Gain on Disposition
Metro Center, Stamford, Connecticut(1)	12/22/2025	$64,000	$21,848
First Stamford Place, Stamford, Connecticut(2)	5/22/2024	165,807	26,472
500 Mamaroneck Avenue, Harrison, New York(3)	4/5/2023	53,000	11,075
69-97 and 103-107 Main Street, Westport, Connecticut	2/1/2023	40,000	15,689
(1) In connection with the sale of Metro Center, we repaid the related $71.6 million mortgage.
(2) We transferred First Stamford Place, which was encumbered by mortgage and other debt obligations of $165.8 million, back to the lender in a consensual foreclosure and recognized a non-cash gain upon the disposition.
(3) The gain is net of approximately $4.5 million of post-closing costs we accrued related to our commitment to reimburse the buyer for a lease that did not occur. We funded the buyer for these costs and we have no further obligations or contingencies related to this property.

In April 2024, we worked with the First Stamford Place mortgage lender to structure a consensual foreclosure. On May 22, 2024, a receiver was appointed and we ended our management and control of the property. In connection with this, we removed the related assets and property liabilities from our consolidated balance sheet and recognized a gain in the consolidated statements of operations of $13.3 million for the year ended December 31, 2024. We also recorded a contract asset of $170.4 million that represented the consideration not yet received for the senior mortgage obligation, including applicable accrued interest, we expected to be released upon the final resolution of the foreclosure process on First Stamford Place. On February 5, 2025, the consensual foreclosure of First Stamford Place was completed and we were released of the senior mortgage obligation and derecognized the debt associated with property in receivership and the related contract asset.
In connection with the completion of the consensual foreclosure we concluded that we are no longer the primary beneficiary of the entity that holds the First Stamford Place mezzanine debt obligation as we no longer have the power to direct the activities that most significantly impact the VIE's economic performance, nor the right to receive the benefits from the VIE. As a result, the entity was deconsolidated during the three months ended March 31, 2025 and we recognized a gain of $13.2 million from the mezzanine debt obligation. The gain is included as a component of gain on disposition of property in the accompanying consolidated statement of operations.
4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	December 31, 2025	December 31, 2024
Deferred leasing costs	$227,722	$230,836
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	190,570	137,580
Acquired above-market leases	57,569	19,636
Total deferred costs, excluding deferred financing costs	475,861	388,052
Less: accumulated amortization	(214,917)	(212,972)
Total deferred costs, net, excluding net deferred financing costs	260,944	175,080
Deferred financing costs, net of accumulated amortization of $9,900 and $7,783, respectively (See Note 5)	6,738	8,907
Total deferred costs, net	$267,682	$183,987
Acquired below-market ground leases, net, consisted of the following:

(amounts in thousands)	December 31, 2025	December 31, 2024
Acquired below-market ground leases	$396,916	$396,916
Less: accumulated amortization	(91,337)	(83,506)
Acquired below-market ground leases, net	$305,579	$313,410
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	December 31, 2025	December 31, 2024
Acquired below-market leases	$(81,539)	$(56,359)
Less: accumulated amortization	41,772	36,862
Acquired below-market leases, net	$(39,767)	$(19,497)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Rental revenue:
Amortization of below-market leases, net of above-market leases	$3,196	$2,177	$2,415
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	21,179	22,469	23,612
Amortization related to acquired in-place lease value	5,794	5,196	7,421

The remaining weighted-average amortization periods as of December 31, 2025 are:

Weighted-average amortization period
Below-market ground leases	41.7 years
Above-market leases	11.7 years
In-place leases and deferred leasing costs	10.5 years
Below-market leases	7.3 years
We expect to recognize amortization expense and rental revenue from the acquired intangible assets and liabilities as follows (amounts in thousands):

For the year ending:	Future Ground Rent Amortization	Future Amortization Expense	Future (Above)/Below-Market Rent Revenue Amortization
2026	$7,831	$11,329	$1,856
2027	7,831	10,472	1,495
2028	7,831	9,692	1,304
2029	7,831	7,586	460
2030	7,831	5,295	465
Thereafter	266,424	34,750	(9,173)
	$305,579	$79,124	$(3,593)
As of December 31, 2025, we had goodwill of $491.5 million. In 2013, we acquired the interests in Empire State Building Company, L.L.C. and 501 Seventh Avenue Associates, L.L.C. for an amount in excess of their net tangible and identified intangible assets and liabilities and as a result we recorded goodwill related to the transaction. Goodwill was allocated $227.5 million to the Observatory operations of the Empire State Building, $250.8 million to Empire State Building, and $13.2 million to 501 Seventh Avenue.
We performed our annual goodwill testing in October 2025 for both the Real Estate and Observatory reportable segments. We bypassed the optional qualitative goodwill impairment assessment and proceeded directly to a quantitative assessment of the Observatory reportable segment and engaged a third-party valuation consulting firm to perform the valuation process. The quantitative analysis used a combination of the discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs and the guideline company method (a form of the market approach). Significant assumptions under the former included revenue and cost projections, weighted average cost of capital, long-term growth rate and income tax considerations while the latter included guideline company enterprise values, revenue multiples, EBITDA multiples and control premium rates. Our methodology to review goodwill impairment, which included a significant amount of judgment and estimates, provided a reasonable basis to determine whether impairment had occurred. The quantitative analysis performed concluded the fair value of the reporting unit exceeds its carrying value. Many of the factors employed in determining whether or not goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods.

5. Debt
Debt consisted of the following:

	Principal Balance		As of December 31, 2025
(amounts in thousands)	December 31, 2025	December 31, 2024	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
10 Union Square	$50,000	$50,000	3.70%	3.97%	4/1/2026
1542 Third Avenue	30,000	30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	33,102	34,048	4.01%	4.21%	1/5/2028
Metro Center	—	71,600	—	—	—
250 West 57th Street	180,000	180,000	2.83%	3.21%	12/1/2030
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	5,704	6,490	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	12,105	14,036	SOFR plus 2.45%	3.85%	11/1/2033
Total fixed rate mortgage debt	629,011	704,274
Senior unsecured notes: (3)
Series A	—	100,000	—	—	—
Series B	125,000	125,000	4.09%	4.12%	3/27/2027
Series C	125,000	125,000	4.18%	4.21%	3/27/2030
Series D	115,000	115,000	4.08%	4.11%	1/22/2028
Series E	160,000	160,000	4.26%	4.27%	3/22/2030
Series F	175,000	175,000	4.44%	4.45%	3/22/2033
Series G	100,000	100,000	3.61%	4.89%	3/17/2032
Series H	75,000	75,000	3.73%	5.00%	3/17/2035
Series I	155,000	155,000	7.20%	7.39%	6/17/2029
Series J	45,000	45,000	7.32%	7.46%	6/17/2031
Series K	25,000	25,000	7.41%	7.52%	6/17/2034
Series L	175,000	—	5.47%	5.70%	1/7/2031
Unsecured term loan facility (3)	245,000	175,000	SOFR plus 1.50%	4.46%	1/15/2031
Unsecured term loan facility (3)	95,000	95,000	SOFR plus 1.50%	5.16%	3/8/2029
Unsecured revolving credit facility (3)	145,000	120,000	SOFR plus 1.30%	4.98%	3/8/2029
Total principal	2,389,011	2,294,274
Deferred financing costs, net	(11,878)	(10,123)
Unamortized debt discount	(5,402)	(6,183)
Total	$2,371,731	$2,277,968
______________
(1)The effective rate is the yield as of December 31, 2025 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements in effect as of December 31, 2025.
(2)Maturity dates presented are inclusive of extension options. Pre-payment is generally allowed for each loan upon payment of a customary pre-payment penalty.
(3)At December 31, 2025, we were in compliance with all debt covenants.
Principal Payments
Aggregate required principal payments at December 31, 2025 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2026	$3,958	$50,000	$53,958
2027	4,276	155,000	159,276
2028	3,555	146,091	149,646
2029	3,890	395,000	398,890
2030	4,511	508,600	513,111
Thereafter	10,123	1,104,007	1,114,130
Total	$30,313	$2,358,698	$2,389,011

Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	December 31, 2025	December 31, 2024
Deferred financing costs, included as a component of net debt	$17,207	$36,309
Deferred financing costs, included as a component of net deferred costs (See Note 4)	16,638	16,638
Total deferred financing costs	33,845	52,947
Less: accumulated amortization	(15,228)	(33,970)
Total deferred financing costs, net	$18,617	$18,977
The total amortization expense related to deferred financing costs consisted of the following:

	Year ended December 31,
(amounts in thousands)	2025	2024	2023
Amortization of deferred financing costs	$4,428	$4,278	$4,355
Unsecured Revolving Credit and Term Loan Facilities
On November 14, 2025, through our Operating Partnership, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, that amends and restates the credit agreement dated March 19, 2020, which governs our senior unsecured term loan credit facility (the “Wells Term Loan Facility”). The Wells Term Loan Facility is comprised of a senior unsecured term loan credit facility and matures on January 15, 2031, inclusive of two twelve month extensions. Initial interest rates on the Wells Term Loan Facility, which may change based on our leverage levels, is SOFR plus 150 basis points. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $310.0 million. As of December 31, 2025, our borrowings amounted to $245.0 million under the Wells Term Loan Facility.
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
The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. As of December 31, 2025, we had $145.0 million borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of December 31, 2025, we were in compliance with these covenants.
Senior Unsecured Notes
On December 18, 2025, we closed on the issuance and sale of $175.0 million aggregate principal amount of 5.47% Series L Senior Notes due January 7, 2031.
On March 27, 2025, the Series A senior unsecured notes matured and the aggregate principal amount of $100.0 million was repaid. The notes had a stated interest rate of 3.93%.
The terms of these senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreement also contains customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of December 31, 2025, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(amounts in thousands)	December 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$64,491	$54,779
Capital expenditures included in accounts payable and accrued expenses	51,452	73,535
Interest rate swap agreements liability	31	—
Accrued interest payable	4,176	3,702
Total accounts payable and accrued expenses	$120,150	$132,016
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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. If we had breached any of these provisions, we could have been required to settle our obligations that were in a net liability position under the agreements at their termination value of $31.0 thousand as of December 31, 2025, which includes accrued interest but excludes any adjustment for nonperformance risk. As of December 31, 2025, we were in compliance with these provisions.
As of December 31, 2025 and 2024, we had interest rate swaps and caps with an aggregate notional value of $567.0 million and $664.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of December 31, 2025, 2024 and 2023 our cash flow hedges are deemed highly effective and for the years ended December 31, 2025, 2024 and 2023 net unrealized gains (losses) of $(5.7) million, $6.7 million and $(2.2) million, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $1.4 million net loss of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and included within our disclosure of cash paid for interest on our consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
The table below summarizes the terms of agreement and the fair value of our derivative financial instruments:

(amounts in thousands, except percentages)						December 31, 2025		December 31, 2024
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$—	$(9)	$759	$—
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	698	—	2,825	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	472	—	743	—
Interest rate swap	12,272	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	354	—	754	—
Interest rate swap	—	SOFR Compound	2.6260%	August 19, 2022	March 19, 2025	—	—	383	—
Interest rate swap	—	SOFR OIS Compound	2.6280%	August 19, 2022	March 19, 2025	—	—	382	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	1,421	—	4,895	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	11	—	35	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	27	—	81	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	—	(13)	1,117	—
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	—	(5)	1,124	—
Interest rate swap	35,000	SOFR	3.2265%	November 14, 2025	February 1, 2029	68	—	—	—
Interest rate swap	35,000	SOFR	3.2530%	December 3, 2025	February 1, 2029	40	—	—	—
Interest rate swap	50,000	SOFR	3.3975%	December 18, 2025	December 31, 2026	—	(4)	—	—
Interest rate swap(3)	—	SOFR	3.0110%	December 31, 2026	February 1, 2029	398	—	—	—
Interest rate swap(3)	—	SOFR	3.0140%	December 31, 2026	February 1, 2029	393	—	—	—
	$567,048					$3,882	$(31)	$13,098	$—
(1) Included as a component of prepaid expenses and other assets on the consolidated balance sheets.
(2) Included as a component of accounts payable and accrued expenses on the consolidated balance sheets.
(3) The notional amount of each interest rate swap effective December 31, 2026 is $87.5 million.
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Amount of (loss) gain recognized in other comprehensive income (loss)	$(3,416)	$13,769	$5,581
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	(2,288)	(7,111)	(7,819)

The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of operations:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(103,133)	$(105,239)	$(101,484)
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	2,288	7,111	7,819
Fair Valuation
The estimated fair values at December 31, 2025 and 2024 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
The following tables summarize the carrying and estimated fair values of our financial instruments:

	December 31, 2025
	Carrying Value	Estimated Fair Value
(amounts in thousands)		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$3,882	$3,882	$—	$3,882	$—
Interest rate swaps included in accounts payable and accrued expenses	31	31	—	31	—
Mortgage notes payable	619,269	586,773	—	—	586,773
Senior unsecured notes - Series B-L	1,270,668	1,244,255	—	—	1,244,255
Unsecured revolving credit facility	145,000	145,000	—	—	145,000
Unsecured term loan facilities	336,794	340,000	—	—	340,000

	December 31, 2024
	Carrying Value	Estimated Fair Value
(amounts in thousands)		Total	Level 1	Level 2	Level 3
Interest rate swaps included in prepaid expenses and other assets	$13,098	$13,098	$—	$13,098	$—
Mortgage notes payable	692,176	618,378	—	—	618,378
Senior unsecured notes - Series A-K	1,197,061	1,116,149	—	—	1,116,149
Unsecured revolving credit facility	120,000	120,000	—	—	120,000
Unsecured term loan facilities	268,731	270,000	—	—	270,000
The debt associated with property in receivership was categorized as Level 3 of the fair value hierarchy and had a fair value and carrying value of $158.2 million and $177.7 million, respectively, as of December 31, 2024, and zero as of December 31, 2025.
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of December 31, 2025 and 2024. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
8. Leases
Lessor
We lease various commercial spaces to tenants over terms ranging from one to 30 years. Certain leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalation. Tenant expense reimbursements are included as a component of rental revenue in our consolidated statements of operations.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Fixed payments	$544,776	$540,357	$529,965
Variable payments	81,437	74,239	67,354
Total rental revenue	$626,213	$614,596	$597,319
As of December 31, 2025, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2054 (amounts in thousands):

2026	$506,444
2027	497,821
2028	464,585
2029	406,792
2030	350,890
Thereafter	2,004,540
$4,231,072
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
As of December 31, 2025, the future lease payments to be received for signed leases that have not yet commenced was approximately $647.6 million.
Lessee
We determine if an arrangement is a lease at inception. Our operating lease agreements relate to three ground lease assets and are reflected in right-of-use assets and lease liabilities of $27.9 million as of December 31, 2025 and right-of-use assets and lease liabilities of $28.2 million as of December 31, 2024 in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The ground leases are due to expire between the years 2050 and 2077, inclusive of extension options, and have no variable payments or residual value guarantees. As our leases do not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The weighted average incremental borrowing rate used to calculate the right-of-use assets and lease liabilities as of December 31, 2025 was 4.5%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The weighted average remaining lease term as of December 31, 2025 was 44.6 years.

As of December 31, 2025, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our leases (amounts in thousands):

2026	$1,503
2027	1,482
2028	1,482
2029	1,482
2030	1,482
Thereafter	57,801
Total undiscounted lease payments	65,232
Present value discount	(37,288)
Ground lease liabilities	$27,944
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of December 31, 2025, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. On July 31, 2023, the New York State court denied the Respondents’ petition to vacate in part and confirmed the award. On January 22, 2024, that court entered judgment in favor of the Claimants (save for one Claimant, whose petition to confirm was granted in a separate proceeding on July 22, 2024). The Respondents believe those rulings are incorrect and appealed them. On March 13, 2025, the appeals court affirmed. The Respondents filed a motion for leave to appeal to the New York Court of Appeals, which was denied on January 13, 2026. Respondents filed a petition for certiorari to the United States Supreme Court on February 2, 2026. Notwithstanding that filing, the New York Court of Appeals’ denial of leave to appeal lifted the stay of execution of the judgment, which stay Respondents had previously obtained by filing an appeal bond. Accordingly, subsequent to year end on February 5, 2026, we paid the judgment, which, inclusive of interest, amounted to approximately $1.5 million, under a full reservation of rights to recover such payment in the event the United States Supreme Court grants certiorari and vacates the judgment. The claim of the one Claimant not included in the judgment noted above remains outstanding. As of December 31, 2025 and 2024, $1.8 million and $1.2 million, respectively, was included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets, and $0.6 million was included as a component of general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025.

In addition, after the arbitration award was issued, certain of the Claimants in the federal court action brought to toll the statute of limitations sought to pursue claims in that case against the Respondents. The magistrate judge assigned to the action issued a Report and Recommendation rejecting the Claimants’ claims; on January 30, 2025, the district judge adopted that Report and Recommendation and dismissed the case. The United States Court of Appeals for the Second Circuit affirmed that ruling on February 6, 2026.

Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
At December 31, 2025, we estimate that we will incur approximately $94.2 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At December 31, 2025, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Real Estate Investments
Our properties are located in Manhattan and Brooklyn, New York. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. We perform ongoing credit evaluations of our tenants for potential credit losses.
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
Major Customers and Other Concentrations
None of our tenants accounted for more than 10% of total rental revenues in any of the years ended December 31, 2025, 2024 and 2023.
For the years ended December 31, 2025, 2024 and 2023, the three properties listed below each exceeded 10% of total rental revenues.

	Year Ended December 31,
	2025	2024	2023
Empire State Building	32.3%	31.9%	29.6%
One Grand Central Place	12.6%	12.7%	12.8%
111 West 33rd Street	10.7%	10.9%	10.8%
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-

containing building materials in certain of our properties. As of December 31, 2025, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
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
Some of our properties are adjacent to or near other properties which are used for industrial or commercial purposes or have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. In addition, some of our properties have previously been used by former owners or tenants for commercial or industrial activities, e.g., gas stations and dry cleaners, and a portion of the Metro Tower site, the undeveloped parcel we own adjacent to our recently sold Metro Center asset, is currently used for automobile parking and was formerly leased to a fueling facility that may release petroleum products or other hazardous or toxic substances at such properties or to surrounding properties. While certain properties contain or contained uses that could have or have impacted our properties, we are not aware of any liabilities related to environmental contamination that we believe will have a material adverse effect on our operations.
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
In addition, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a carbon tax), which could increase our operating costs. In particular, as the owner of large covered commercial and multifamily buildings in New York City, we are subject to Local Law 97, which establishes annual greenhouse gas emissions limits for covered buildings and imposes penalties for emissions that exceed applicable thresholds. While we currently expect, based on our present understanding of the law and implementing rules and our internal projections of building emissions, to operate within the applicable limits during the 2024–2029 enforcement period, our expectations are based on assumptions regarding building performance, tenant energy usage and utility grid emissions factors. Regulatory developments, changes in enforcement guidance, changes in building operations, tenant behavior, energy consumption patterns, or utility emissions factors could cause us to exceed emissions limits or incur additional compliance costs or penalties, which could be material.
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
Our properties, or properties we acquire in the future, may contain or develop harmful mold or suffer from other indoor air quality issues, such as inadequate ventilation and contamination, which could lead to liability for adverse health effects from our tenants, employees of our tenants or others, or property damage or costs for remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne or waterborne contaminants from the affected property or increase indoor ventilation or flush and treat water systems. In addition, the presence of significant mold or other airborne or waterborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We do not believe we have any material adverse indoor air quality or water quality issues at our properties.
As of December 31, 2025, management believes that there are no obligations related to environmental remediation other than maintaining the affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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
32BJ
We participate in the Building Service 32BJ ("Union") Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. On September 24, 2025, the actuary certified that for the plan year beginning July 1, 2025, the Pension Plan was in neither critical or endangered status under the Pension Protection Act of 2006. On September 12, 2024, the actuary certified that for the plan year beginning July 1, 2024, the Pension Plan was in neither critical or endangered status under the Pension Protection Act of 2006. On September 28, 2023, the actuary certified that for the plan year beginning July 1, 2023, the Pension Plan was in endangered status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a funding improvement plan consistent with this requirement. For the plan years ended June 30, 2025, 2024 and 2023, the Pension Plan received contributions from employers totaling $442.8 million, $530.3 million and $317.9 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the plan years ended June 30, 2025, 2024 and 2023, the Health Plan received contributions from employers totaling $1.9 billion, $1.7 billion and $1.9 billion, respectively.
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
Contributions
Contributions we made to the multi-employer plans for the years ended December 31, 2025, 2024 and 2023 are included in the table below (amounts in thousands):

	Year Ended December 31,
Benefit Plan	2025	2024	2023
Pension Plans (pension and annuity)(1)	$3,404	$3,250	$3,671
Health Plans(2)	10,154	8,636	8,812
Other(3)	339	370	434
Total plan contributions	$13,897	$12,256	$12,917
(1) Pension plans include $0.8 million, $0.9 million and $0.8 million for the years ended 2025, 2024 and 2023, respectively, to multiemployer plans not discussed above.
(2) Health plans include $1.5 million, $1.6 million and $1.6 million for the years ended 2025, 2024 and 2023, respectively, to multiemployer plans not discussed above.
(3) Other consists of union costs which were not itemized between pension and health plans. Other includes $0.2 million, $0.3 million and $0.3 million for the years ended 2025, 2024 and 2023, respectively, in connection with other multiemployer plans not discussed above.
The increase in plan contributions in 2025 is mainly due to negotiated union fee credit received in 2024 for the year ended December 31, 2024 and the disposition of First Stamford Place in Stamford, Connecticut in 2024, partially offset by the disposition of Metro Center in Stamford, Connecticut in 2025. Benefit plan contributions are included in operating expenses in our consolidated statements of operations.
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

As of December 31, 2025, there were 169,523 thousand shares of Class A common stock, 972 thousand shares of Class B common stock and 107,225 thousand OP Units outstanding. The REIT holds a 61.4% controlling interest in the OP. The other 38.6% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. We have two classes of common stock as a means to give our OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one Class B share, and such Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2024 through December 31, 2025. Upon expiration of this program, the Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership's Series ES, Series 250 and Series 60 operating partnership units during the period from January 1, 2026 through December 31, 2027. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. During the twelve months ended December 31, 2025, we repurchased $8.1 million of common stock at a weighted average price of $6.78 per share. As of December 31, 2025, we had $491.9 million remaining of the authorized repurchase amount.
The following table summarizes repurchases of equity securities in each of the three months ended December 31, 2025 under the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
October 1 - October 31, 2025	—	$—	—	$497,852
November 1 - November 30, 2025	—	$—	—	$497,852
December 1 - December 31, 2025	888,188	$6.73	888,188	$491,878
Private Perpetual Preferred Units
As of December 31, 2025, there were 4,664 thousand Series 2019 Preferred Units ("Series 2019 Preferred Units") and 1,560 thousand Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units which have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.

Dividends and Distributions
The following table summarizes the dividends paid on our Class A common stock and Class B common stock for the years ended December 31, 2025, 2024 and 2023:

Record Date	Payment Date	Amount per Share
December 15, 2025	December 31, 2025	$0.035
September 15, 2025	September 30, 2025	$0.035
June 13, 2025	June 30, 2025	$0.035
March 14, 2025	March 31, 2025	$0.035

December 16, 2024	December 31, 2024	$0.035
September 16, 2024	September 30, 2024	$0.035
June 14, 2024	June 28, 2024	$0.035
March 15, 2024	March 28, 2024	$0.035

December 18, 2023	December 29, 2023	$0.035
September 15, 2023	September 29, 2023	$0.035
June 15, 2023	June 30, 2023	$0.035
March 15, 2023	March 31, 2023	$0.035
The following is a summary of dividend and distribution activity:

	Year ended December 31,
(amounts in thousands)	2025	2024	2023
Dividends paid to common stockholders	$23,726	$23,221	$22,684
Distributions paid to Operating Partnership unitholders (the "OP unitholders")	15,257	15,068	14,438
Distributions paid to preferred unitholders	4,201	4,201	4,201
Earnings and profits, which determine the tax treatment of distributions to securityholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes, including, but not limited to, treatment of revenue recognition, compensation expense, and basis of depreciable assets and estimated useful lives used to compute depreciation. The $0.14 per share are classified for income tax purposes are classified as follows:

	Year ended December 31,
	2025	2024	2023
Taxable as ordinary dividends eligible for the Section 199A deduction	83.8%	100.0%	89.2%
Taxable as a return of capital	16.2%	—%	10.8%
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

An aggregate of 11.0 million shares of our common stock was authorized for issuance under awards granted pursuant to the 2024 Plan, and as of December 31, 2025, 6.0 million shares of common stock remain available for future issuance.
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
LTIP units and restricted stock issued during the year ended December 31, 2025, 2024 and 2023 were valued at $29.4 million, $27.8 million and $21.7 million, respectively. The weighted-average per unit or share fair value was $5.91, $7.81 and $5.67 for grants issued in 2025, 2024 and 2023, respectively. The fair value per unit or share granted during the years ended December 31, 2025, 2024 and 2023 was estimated on the respective grant dates using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected life	2.0 to 5.3 years	2.0 to 5.3 years	2.0 to 5.3 years
Dividend rate	1.7%	1.6%	1.7%
Risk-free interest rate	3.9% - 4.0%	4.4% - 5.1%	4.4% - 5.0%
Expected price volatility	35.0% - 44.0%	37.0% - 48.0%	35.0% - 46.0%
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding in 2025, 2024 and 2023.
The following is a summary of restricted stock and LTIP unit activity for the year ended December 31, 2025:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2024	612,416	3,615,771	2,629,002	2,078,099	$6.87
Vested	(224,365)	(1,361,704)	(681,479)	(458,337)	7.31
Granted	293,924	1,881,176	1,679,320	1,112,709	5.91
Forfeited or unearned	(60,175)	—	—	(46,846)	8.09
Unvested balance at December 31, 2025	621,800	4,135,243	3,626,843	2,685,625	$6.32
The total fair value of LTIP units and restricted stock that vested during 2025, 2024 and 2023 was $19.9 million, $16.7 million and $13.3 million, respectively.
The time-based LTIPs and restricted stock awards granted to non-named executive officers or granted to certain named executive officers before 2025, are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 65, and (ii) the date on which grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $4.8 million, $5.9 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Unrecognized compensation expense was $2.6 million at December 31, 2025, which will be recognized over a weighted average period of 1.0 year.
For the remainder of the LTIP unit awards, we recognize noncash compensation expense ratably over the vesting period, and accordingly, we recognized $20.4 million, $16.6 million and $17.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Unrecognized compensation expense was $33.4 million at December 31, 2025, which will be recognized over a weighted average period of 2.5 years.

Pursuant to the terms of the transition agreement that the Company entered into with Thomas P. Durels in September 2025, he will continue to serve the Company through June 30, 2027, unless terminated earlier in accordance with the agreement (such date, the "Termination Date"). During this period, Mr. Durels will be entitled to receive, among other things, equity-based separation payments inclusive of: (a) an equity award of $1.4 million (to be granted in March 2026) to vest 100% on the Termination Date; (b) an equity award of $0.7 million to be granted with immediate vest provisions on the Termination Date; and (c) accelerated vesting of his outstanding equity awards as of the Termination Date, with the performance-based equity awards vesting in accordance with applicable award agreements. The Company accounted for the modification of existing equity awards in accordance with ASC 718. The Company will recognize the separation payments ratably over the transition period as a component of general and administrative expenses in the accompanying consolidated statement of operations.
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
Earnings per share is computed as follows:

	Year Ended December 31,
(amounts in thousands, except per share amounts)	2025	2024	2023
Numerator - Basic:
Net income	$72,980	$80,359	$84,407
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Net income attributable to non-controlling interest in operating partnership	(25,379)	(28,713)	(31,094)
Net income attributable to non-controlling interests in other partnerships	—	(4)	(68)
Net income attributable to common stockholders - basic	$43,400	$47,441	$49,044
Numerator - Diluted:
Net income	$72,980	$80,359	$84,407
Private perpetual preferred unit distributions	(4,201)	(4,201)	(4,201)
Net income attributable to non-controlling interests in other partnerships	—	(4)	(68)
Net income attributable to common stockholders - diluted	$68,779	$76,154	$80,138
Denominator:
Weighted average shares outstanding - basic	168,539	164,902	161,122
Operating partnership units	98,400	99,804	102,104
Effect of dilutive securities:
Stock-based compensation plans	3,101	4,313	2,407
Weighted average shares outstanding - diluted	270,040	269,019	265,633

Earnings per share - basic	$0.26	$0.29	$0.30
Earnings per share - diluted	$0.25	$0.28	$0.30
There were zero antidilutive shares for the years ended December 31, 2025, 2024 and 2023.
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
Tax Protection Agreements
Tax Protection Agreement with Certain Continuing Investors
In connection with our formation transactions, our operating partnership entered into a tax protection agreement with certain continuing investors, including Anthony E. Malkin and Peter L. Malkin, relating to specified contributed properties (the “Protected Properties”). The agreement continues to relate to 86-90 North 6th Street (which is a "substituted basis property" for Metro Center, which was sold in December 2025), 298 Mulberry Street (which is the "substituted basis property" for 10 Bank Street, which was sold in December 2022) and 1542 Third Avenue. The agreement generally restricts, during applicable tax protection periods, certain dispositions of Protected Properties (including certain indirect transfers) to the extent such transactions would cause a protected party to recognize pre-contribution built-in gain, unless the required consent is obtained or the operating partnership makes a payment intended to compensate the protected party for the resulting tax liability.
The agreement also includes provisions intended to mitigate taxable gain that could result from reductions in a protected party’s share of operating partnership liabilities. Among other things, during defined periods the operating partnership has agreed to maintain or refinance certain property-level indebtedness in a manner intended to preserve agreed liability allocations and, in specified circumstances, to provide protected parties with the opportunity to enter into guarantees or deficit restoration obligations designed to support their minimum liability allocations.
These protections terminate at different times depending on the applicable property and investor and are subject to specified ownership and other conditions. If triggered, our obligations under this agreement could restrict asset dispositions or refinancing transactions or require payments that could be material.
Stockholders Agreement with Q REIT Holding LLC (QIA)
In 2016, in connection with our sale of a 9.9% fully diluted interest to Q REIT Holding LLC, we entered into a stockholders agreement that includes a tax-related indemnification provision. Under this provision, subject to specified annual and cumulative thresholds based on QIA’s applicable investment, we have agreed to indemnify QIA for certain U.S. federal and state income and branch profits taxes actually paid by QIA in respect of dividends attributable to capital gain from the sale or exchange of U.S. real property interests.
The indemnification is subject to specified procedural requirements, exclusions and limitations, and generally terminates one year following the date on which QIA’s ownership falls below 10% of our outstanding common shares, subject to certain exceptions. If triggered, this indemnification could result in payments that could be material.
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
Excluded Properties and Businesses
The Malkin Group, including Anthony E. Malkin, our Chairman and Chief Executive Officer, owns non-controlling interests in, and Anthony E. Malkin and Peter L. Malkin control the general partners or managers of, the entities that own interests in seven multi-family properties and three net leased retail properties. The Malkin Group also owns non-controlling interests in one Manhattan office property, two Manhattan retail properties and several retail properties outside of Manhattan, none of which were contributed to us in the formation transactions, and two retail properties in Westport, Connecticut acquired from ESRT in February 2023 (see Sale of Westport Retail Properties above). We refer to the non-controlling interests described above collectively as the excluded properties. In addition, the Malkin Group owns three property managers, which we refer to collectively as the excluded businesses. We do not believe that the excluded properties or the excluded businesses are consistent with our current commercial portfolio or strategic direction.
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

We earned asset management (supervisory) and service fees from excluded properties and businesses of $1.2 million, $0.8 million and $0.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.
We earned property management fees from excluded properties of $0.2 million, $0.3 million and 0.3 million during the years ended December 31, 2025, 2024 and 2023.
Other
We receive rent generally at market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
One of our directors, Hannah Yang, is sister to Heela Yang, who is Founder and Chief Executive Officer of Sol de Janeiro USA, a tenant at One Grand Central Place — the 11-year 57,203 square foot lease, commenced in April 2025 with a starting annualized rent of $3.5 million. In connection with this lease, the Company performed tenant-specific improvements of approximately $6.0 million. Sol de Janeiro is a subsidiary of L’Occitane, a tenant at 111 W. 33rd Street.
RRE Ventures, in which one of our directors, James D. Robinson IV, is a general partner, owns an approximately 17% interest in Pilot Fiber Inc. (“Pilot Fiber”). A subsidiary of Pilot Fiber is a licensee at the Empire State Building, where they license space for equipment. The license commenced in July 2025 and calls for an initial annual license fee of $114,000, with annual increases that result in the fee exceeding $120,000 beginning in the third year of the term. In addition, Pilot Fiber currently provides internet connectivity services at three of our properties and is expected to be expanded to additional buildings within our portfolio. Based on current installations and anticipated expansions, we estimate we will make annual payments to Pilot Fiber that total approximately $110,000.
12. Income Taxes
Holdings TRS and Observatory TRS are taxable entities and their consolidated provision for income taxes consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Current:
Federal	$(1,016)	$(1,044)	$(783)
State and local	(1,158)	(1,368)	(695)
Total current	(2,174)	(2,412)	(1,478)
Deferred:
Federal	(232)	(297)	(710)
State and local	(152)	21	(527)
Total deferred	(384)	(276)	(1,237)
Income tax expense	$(2,558)	$(2,688)	$(2,715)
As of December 31, 2025, we had $103.0 million of NOL carryforwards that may be used in the future to reduce the amount otherwise required to be distributed by ESRT to meet REIT requirements. However, for federal income tax purposes, the NOL will not be able to offset more than 80% of ESRT’s REIT taxable income and may not be able to reduce the amount required to be distributed by ESRT to meet REIT requirements to zero. The federal NOL may be carried forward indefinitely. Other limitations may apply to ESRT’s ability to use its NOL to offset taxable income.

The effective income tax rate reconciliations are presented below:

	Year Ended December 31,
	2025
(amounts in thousands, except for percentage)	Amount	Percentage
U.S. federal statutory tax rate	$(1,496)	21.0%
State and local income taxes, net of federal income tax effect(1)	(977)	13.7%
Nontaxable or nondeductible items and other adjustments	(85)	1.2%
Effective tax rate(2)	$(2,558)	35.9%
(1) State and local taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.
(2) The effective income tax rate was 34.3% and 44.5% for the years ended December 31, 2024 and 2023, respectively.
The actual tax provision differed from that computed at the federal statutory corporate rate as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Federal tax expense at statutory rate	$(1,248)	$(1,341)	$(1,494)
State income tax expense, net of federal benefit	(1,310)	(1,347)	(1,221)
Income tax expense	$(2,558)	$(2,688)	$(2,715)
We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. As of December 31, 2025 and 2024 the Company had deferred tax assets of $0.9 million, which are included in prepaid expenses and other assets on the consolidated balance sheets. As of December 31, 2025 and 2024 the Company had deferred tax liabilities of $0.7 million and $0.4 million, respectively, which are included in deferred revenue and other liabilities on the consolidated balance sheets.
As of December 31, 2025, 2024 and 2023, the TRS entities have no amount of unrecognized tax benefits. As of December 31, 2025, the tax years ended December 31, 2022 through December 31, 2025 remain open for an audit by the Internal Revenue Service, state or local authorities.
13. Segment Reporting
The Company's operating segments are based on our method of internal reporting and include our office properties, retail portfolio, multifamily portfolio, and the Observatory. These operating segments have been aggregated for reporting into two reportable segments: (1) real estate and (2) Observatory. Our real estate segment includes all activities related to the ownership, management, operation, acquisition, redevelopment, repositioning and disposition of our traditional real estate assets. Our Observatory segment operates the 86th and 102nd floor observatories at the Empire State Building. These two lines of businesses are managed separately because each business requires different support infrastructures, provides different services and has dissimilar economic characteristics such as investments needed, stream of revenues and marketing strategies. We account for intersegment sales and rents as if the sales or rents were to third parties.
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

The following tables provide components of segment net income for each segment:

	Year ended December 31, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$638,458	$128,329	$—	$766,787
Intercompany rental revenue	76,306	—	(76,306)	—
Total revenues, excluding third-party management and other fees	714,764	128,329	(76,306)	766,787
Segment operating expenses:
Property operating expenses	184,714	—	—	184,714
Observatory expenses	—	38,237	—	38,237
Other segment expenses(1)	142,066	76,306	(76,306)	142,066
Total segment operating expenses	326,780	114,543	(76,306)	365,017
Net operating income	387,984	13,786	—	401,770

Segment assets	$4,199,686	$269,275	$—	$4,468,961
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Year ended December 31, 2024
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$630,376	$136,377	$—	$766,753
Intercompany rental revenue	83,477	—	(83,477)	—
Total revenues, excluding third-party management and other fees	713,853	136,377	(83,477)	766,753
Segment operating expenses:
Property operating expenses	179,175	—	—	179,175
Observatory expenses	—	36,834	—	36,834
Other segment expenses(1)	138,152	83,477	(83,477)	138,152
Total segment operating expenses	317,327	120,311	(83,477)	354,161
Net operating income	396,526	16,066	—	412,592

Segment assets	$4,242,953	$267,334	$—	$4,510,287
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Year Ended December 31, 2023
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$608,855	$129,366	$—	$738,221
Intercompany rental revenue	80,514	—	(80,514)	—
Total revenues, excluding third-party management and other fees	689,369	129,366	(80,514)	738,221
Segment operating expenses:
Property operating expenses	167,324	—	—	167,324
Observatory expenses	—	35,265	—	35,265
Other segment expenses(1)	136,427	80,514	(80,514)	136,427
Total segment operating expenses	303,751	115,779	(80,514)	339,016
Net operating income	385,618	13,587	—	399,205

Segment assets	$3,957,659	$261,674	$—	$4,219,333
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.
Below is a reconciliation of Net operating income to Income before income taxes:

	Years Ended December 31,
(amounts in thousands)	2025	2024	2023
Net Operating Income	$401,770	$412,592	$399,205
Add:
Gain on disposition of properties	35,018	13,302	26,764
Third-party management and other fees	1,483	1,170	1,351
Interest income	8,748	21,298	15,136
Less:
General and administrative expenses	(72,842)	(70,234)	(63,939)
Depreciation and amortization	(194,762)	(184,818)	(189,911)
Interest expense	(103,133)	(105,239)	(101,484)
Interest expense associated with property in receivership	(647)	(4,471)	—
Loss on early extinguishment of debt	(97)	(553)	—
Income before Income Taxes	$75,538	$83,047	$87,122
14. Subsequent Events
None.

Empire State Realty Trust, Inc.
Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)

			Initial Cost to the Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at 12/31/25						Life on which depreciation in latest income statement is computed
Development	Type	Encumbrances	Land and Development Costs	Building & Improvements	Improvements	Carrying Costs	Land and Development Costs	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
111 West 33rd Street, New York, NY	office / retail	$—	$13,630	$244,461	$138,494	n/a	$13,630	$382,955	$396,585	$(150,145)	1954	2014	various
1400 Broadway, New York, NY	office / retail	—	—	96,338	137,618	n/a	—	233,956	233,956	(88,488)	1930	2014	various
1333 Broadway, New York, NY	office / retail	159,414	91,434	120,190	35,727	n/a	91,434	155,917	247,351	(52,754)	1915	2013	various
1350 Broadway, New York, NY	office / retail	—	—	102,518	63,743	n/a	—	166,261	166,261	(69,898)	1929	2013	various
250 West 57th Street, New York, NY	office / retail	177,195	2,117	5,041	194,627	n/a	2,117	199,668	201,785	(92,786)	1921	1953	various
501 Seventh Avenue, New York, NY	office / retail	—	1,100	2,600	113,028	n/a	1,100	115,628	116,728	(69,745)	1923	1950	various
1359 Broadway, New York, NY	office / retail	—	1,233	1,809	102,490	n/a	1,233	104,299	105,532	(44,775)	1924	1953	various
350 Fifth Avenue (Empire State Building), New York, NY	office / retail	—	21,551	38,934	1,202,282	n/a	21,551	1,241,216	1,262,767	(544,036)	1930	2013	various
One Grand Central Place, New York, NY	office / retail	—	7,240	17,490	351,413	n/a	7,222	368,921	376,143	(184,874)	1930	1954	various
10 Union Square, New York, NY	retail	49,983	5,003	12,866	7,045	n/a	5,003	19,911	24,914	(11,661)	1987	1996	various
1542 Third Avenue, New York, NY	retail	29,971	2,239	15,266	1,034	n/a	2,239	16,300	18,539	(10,622)	1991	1999	various
1010 Third Avenue, New York, NY and 77 West 55th Street, New York, NY	retail	33,019	4,462	15,819	6,229	n/a	4,462	22,048	26,510	(12,317)	1962	1998	various
345 E 94th Street, New York, NY	multi-family	47,827	44,228	55,766	7,483	n/a	44,228	63,249	107,477	(7,292)	2000	2021	various
Victory 561 10th Ave, New York, NY	multi-family	121,860	91,437	124,997	6,001	n/a	91,437	130,998	222,435	(15,183)	2004	2021	various
298 Mulberry, New York, NY	multi-family	—	40,935	69,509	4,541	n/a	41,126	73,859	114,985	(5,899)	1986	2022	various
North 6th Street Collection, Brooklyn, NY(1)	retail/multi-family	—	61,018	188,220	7,374	n/a	61,030	195,582	256,612	(6,053)	various	various	various
130 Mercer Street, New York, NY(2)	office / retail	—	66,309	247,994	296	n/a	66,309	248,290	314,599	(301)	1900/1999	2025	various
Property for development at the Transportation Hub in Stamford, CT	land	—	4,541	—	8,187	n/a	12,728	—	12,728	—	n/a	n/a	n/a
Totals		$619,269	$458,477	$1,359,818	$2,387,612	$—	$466,849	$3,739,058	$4,205,907	$(1,366,829)
(1) In 2025, 2024 and 2023, the Company acquired two, two and nine buildings, respectively, collectively known and operated as the North 6th Street Collection. The buildings acquired are predominantly pre-war buildings that were renovated between the years 2001-2019. The initial cost of the 2025 acquisition included $11.2 million of land and $20.5 million of building and improvements.
(2) 130 Mercer Street, also known as 555-557 Broadway, was originally constructed as two buildings in 1900 and 1999, respectively, and subsequently renovated in 2017.

Empire State Realty Trust, Inc.
Notes to Schedule III—Real Estate and Accumulated Depreciation
(amounts in thousands)
1. Reconciliation of Investment Properties
The changes in our investment properties for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$3,786,653	$3,655,192	$3,551,449
Acquisition of new properties	346,004	191,750	25,787
Improvements	177,071	192,883	106,792
Property classified as held for sale	—	—	—
Disposals	(103,821)	(253,172)	(28,836)
Balance, end of year	$4,205,907	$3,786,653	$3,655,192
The unaudited aggregate cost of investment properties for federal income tax purposes as of December 31, 2025 was $4.0 billion.
2. Reconciliation of Accumulated Depreciation
The changes in our accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$1,274,193	$1,250,062	$1,137,267
Depreciation expense	167,790	157,153	158,879
Property classified as held for sale	—	—	—
Disposals	(75,154)	(133,022)	(46,084)
Balance, end of year	$1,366,829	$1,274,193	$1,250,062
Depreciation of investment properties reflected in the combined statements of income is calculated over the estimated original lives of the assets as follows:

Buildings	39 years or useful life
Building improvements	39 years or useful life
Tenant improvements	Term of related lease