Form 10-Q
period 2026-09-30
Empire State Realty Trust, Inc.
filed 2026-11-09
CIK 1541401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2026, there were 157,394,999 shares of Class A Common Stock, $0.01 par value per share, outstanding and 960,759 shares of Class B Common Stock, $0.01 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS
Empire State Realty Trust, Inc.
Consolidated Balance Sheets

(amounts in thousands, except per share amounts)	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Real estate properties, at cost:
Land	$837,602	$458,662
Development costs	8,187	8,187
Building and improvements	3,533,368	3,739,058
	4,379,157	4,205,907
Less: accumulated depreciation	(1,317,560)	(1,366,829)
Real estate properties, net	3,061,597	2,839,078
Assets held for sale	83,095	—
Cash and cash equivalents	85,257	132,657
Restricted cash	34,449	33,854
Tenant and other receivables	25,685	22,063
Deferred rent receivables	249,227	255,270
Prepaid expenses and other assets	82,363	93,355
Deferred costs, net	249,252	267,682
Right-of-use assets, including below-market ground leases, net	41,647	333,523
Goodwill	325,366	491,479
Total assets	$4,237,938	$4,468,961
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$442,399	$619,269
Senior unsecured notes, net	1,345,391	1,270,668
Unsecured term loan facilities, net	337,307	336,794
Unsecured revolving credit facility	100,000	145,000
Accounts payable and accrued expenses	107,376	120,150
Acquired below-market leases, net	34,892	39,767
Ground lease liabilities	1,052	27,944
Deferred revenue and other liabilities	55,970	59,901
Tenants’ security deposits	28,017	27,276
Liabilities related to assets held for sale	5,633	—
Total liabilities	2,458,037	2,646,769
Commitments and contingencies
Equity:
Empire State Realty Trust, Inc. stockholders' equity:
Preferred stock, $0.01 par value per share, 50,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 400,000 shares authorized, 167,344 and 169,523 shares issued and outstanding in 2026 and 2025, respectively	1,673	1,695
Class B common stock, $0.01 par value per share, 50,000 shares authorized, 966 and 972 shares issued and outstanding in 2026 and 2025, respectively	10	10
Additional paid-in capital	1,082,297	1,091,444
Accumulated other comprehensive income	20,406	6,501
Retained deficit	(79,193)	(39,648)
Total Empire State Realty Trust, Inc. stockholders' equity	1,025,193	1,060,002
Non-controlling interests in the Operating Partnership	724,768	732,250
Series 2019 Private perpetual preferred units, $13.52 per unit liquidation preference, 4,664 issued and outstanding in 2026 and 2025	21,936	21,936
Series 2014 Private perpetual preferred units, $16.62 per unit liquidation preference, 1,560 issued and outstanding in 2026 and 2025	8,004	8,004
Total equity	1,779,901	1,822,192
Total liabilities and equity	$4,237,938	$4,468,961

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Rental revenue	$161,966	$158,410	$493,237	$466,492
Observatory revenue	26,808	36,037	69,543	93,097
Lease termination fees	—	—	1,356	464
Third-party management and other fees	277	404	822	1,243
Other revenue and fees	4,002	2,879	15,319	7,750
Total revenues	193,053	197,730	580,277	569,046
Operating expenses:
Property operating expenses	46,497	46,957	142,015	136,897
Ground rent expenses	447	2,331	4,284	6,994
General and administrative expenses	17,174	18,743	60,390	54,368
Observatory expenses	11,204	9,510	30,867	27,450
Real estate taxes	35,259	33,241	102,784	98,898
Goodwill impairment charge	—	—	166,113	—
Depreciation and amortization	46,661	47,615	147,269	144,196
Total operating expenses	157,242	158,397	653,722	468,803
Total operating income (loss)	35,811	39,333	(73,445)	100,243
Other income (expense):
Interest income	967	1,146	3,155	6,799
Interest expense	(27,883)	(25,189)	(83,825)	(77,253)
Interest expense associated with property in receivership	—	—	—	(647)
Gain (loss) on disposition of property	(1,125)	—	123,497	13,170
Income (loss) before income taxes	7,770	15,290	(30,618)	42,312
Income tax expense	(1,875)	(1,645)	(46)	(1,504)
Net income (loss)	5,895	13,645	(30,664)	40,808
Non-controlling interest in the Operating Partnership	(1,763)	(4,610)	12,309	(13,933)
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income (loss) attributable to common stockholders	$3,082	$7,985	$(21,506)	$23,724

Total weighted average shares:
Basic	171,157	169,250	171,073	168,103
Diluted	270,115	270,357	268,936	269,945

Earnings per share attributable to common stockholders:
Basic	$0.02	$0.05	$(0.13)	$0.14
Diluted	$0.02	$0.05	$(0.13)	$0.14

Dividends per share	$0.035	$0.035	$0.105	$0.105

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$5,895	$13,645	$(30,664)	$40,808
Other comprehensive income (loss):
Unrealized gain (loss) on valuation of interest rate swap agreements	12,415	169	21,637	(5,419)
Amount reclassified into interest expense	(107)	(514)	13	(2,047)
Other comprehensive income (loss)	12,308	(345)	21,650	(7,466)
Comprehensive income (loss)	18,203	13,300	(9,014)	33,342
Net (income) loss attributable to non-controlling interests and private perpetual preferred unitholders	(2,813)	(5,660)	9,158	(17,084)
Other comprehensive (income) loss attributable to non-controlling interests	(4,480)	113	(7,881)	2,762
Comprehensive income (loss) attributable to common stockholders	$10,910	$7,753	$(7,737)	$19,020

The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Stockholders' Equity
For The Three Months Ended September 30, 2026 and 2025
(unaudited)

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at June 30, 2026	171,790	$1,718	968	$10	$1,101,069	$12,523	$(76,299)	$1,039,021	$720,748	$29,940	$1,789,709
Conversion of operating partnership units and Class B shares to Class A shares	768	8	(2)	—	3,321	55	—	3,384	(3,384)	—	—
Repurchases of common shares	(5,186)	(52)	—	—	(22,776)	—	—	(22,828)	—	—	(22,828)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	4,989	—	4,989
Restricted stock, net of forfeitures	(28)	(1)	—	—	683	—	—	682	—	—	682
Dividends and distributions	—	—	—	—	—	—	(5,976)	(5,976)	(3,828)	(1,050)	(10,854)
Net income	—	—	—	—	—	—	3,082	3,082	1,763	1,050	5,895
Other comprehensive income	—	—	—	—	—	7,828	—	7,828	4,480	—	12,308
Balance at September 30, 2026	167,344	$1,673	966	$10	$1,082,297	$20,406	$(79,193)	$1,025,193	$724,768	$29,940	$1,779,901

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at June 30, 2025	168,301	$1,683	975	$10	$1,086,059	$5,558	$(55,101)	$1,038,209	$721,099	$29,940	$1,789,248
Conversion of operating partnership units and Class B shares to Class A shares	652	6	(3)	—	2,949	22	—	2,977	(2,977)	—	—
Repurchases of common shares	—	—	—	—	—	—	—	—	—	—	—
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	5,952	—	5,952
Restricted stock, net of forfeitures	17	—	—	—	522	—	—	522	—	—	522
Dividends and distributions	—	—	—	—	—	—	(5,946)	(5,946)	(3,806)	(1,050)	(10,802)
Net income	—	—	—	—	—	—	7,985	7,985	4,610	1,050	13,645
Other comprehensive loss	—	—	—	—	—	(232)	—	(232)	(113)	—	(345)
Balance at September 30, 2025	168,970	$1,689	972	$10	$1,089,530	$5,348	$(53,062)	$1,043,515	$724,765	$29,940	$1,798,220

Empire State Realty Trust, Inc.
Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 2026 and 2025
(unaudited)

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2025	169,523	$1,695	972	$10	$1,091,444	$6,501	$(39,648)	$1,060,002	$732,250	$29,940	$1,822,192
Conversion of operating partnership units and Class B shares to Class A shares	2,563	26	(6)	—	12,031	136	—	12,193	(12,193)	—	—
Repurchases of common shares	(5,186)	(52)	—	—	(22,776)	—	—	(22,828)	—	—	(22,828)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	20,313	—	20,313
Restricted stock, net of forfeitures	444	4	—	—	1,598	—	—	1,602	—	—	1,602
Dividends and distributions	—	—	—	—	—	—	(18,039)	(18,039)	(11,174)	(3,151)	(32,364)
Net income (loss)	—	—	—	—	—	—	(21,506)	(21,506)	(12,309)	3,151	(30,664)
Other comprehensive income	—	—	—	—	—	13,769	—	13,769	7,881	—	21,650
Balance at September 30, 2026	167,344	$1,673	966	$10	$1,082,297	$20,406	$(79,193)	$1,025,193	$724,768	$29,940	$1,779,901

(amounts in thousands)	Number of Class A Common Shares	Class A Common Stock	Number of Class B Common Shares	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity	Non-controlling Interests	Private Perpetual Preferred Units	Total Equity
Balance at December 31, 2024	166,405	$1,664	978	$10	$1,077,976	$9,934	$(58,888)	$1,030,696	$721,326	$29,940	$1,781,962
Conversion of operating partnership units and Class B shares to Class A shares	2,727	27	(6)	—	12,818	118	—	12,963	(12,963)	—	—
Repurchases of common shares	(310)	(3)	—	—	(1,992)	—	(153)	(2,148)	—	—	(2,148)
Equity compensation:
LTIP units	—	—	—	—	—	—	—	—	16,726	—	16,726
Restricted stock, net of forfeitures	148	1	—	—	728	—	—	729	—	—	729
Dividends and distributions	—	—	—	—	—	—	(17,745)	(17,745)	(11,495)	(3,151)	(32,391)
Net income	—	—	—	—	—	—	23,724	23,724	13,933	3,151	40,808
Other comprehensive loss	—	—	—	—	—	(4,704)	—	(4,704)	(2,762)	—	(7,466)
Balance at September 30, 2025	168,970	$1,689	972	$10	$1,089,530	$5,348	$(53,062)	$1,043,515	$724,765	$29,940	$1,798,220
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(amounts in thousands)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$(30,664)	$40,808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,269	144,196
Gain on disposition of property	(123,497)	(13,170)
Goodwill impairment charge	166,113	—
Amortization of non-cash items within interest expense	6,316	6,502
Settlement of interest rate hedge contracts	1,104	—
Amortization of acquired above- and below-market leases, net	(1,448)	(2,459)
Amortization of acquired below-market ground leases	3,633	5,873
Straight-lining of rental revenue	(26,836)	(13,719)
Equity based compensation	22,847	18,364
Increase (decrease) in cash flows due to changes in operating assets and liabilities:
Security deposits	4,024	5,841
Tenant and other receivables	(6,381)	4,011
Deferred costs	(26,394)	(20,164)
Prepaid expenses and other assets	27,293	33,784
Accounts payable and accrued expenses	(15,982)	1,332
Deferred revenue and other liabilities	2,504	3,955
Net cash provided by operating activities	149,901	215,154
Cash Flows From Investing Activities
Additions to building and improvements	(80,076)	(156,397)
Acquisition of real estate property	(160,814)	(31,701)
Net proceeds from disposition of property	75,693	—
Net cash used in investing activities	(165,197)	(188,098)
Cash Flows From Financing Activities
Proceeds from unsecured senior notes	130,000	—
Repayment of unsecured senior notes	(55,000)	(100,000)
Proceeds from unsecured revolving credit facility	220,000	—
Repayment of unsecured revolving credit facility	(265,000)	(120,000)
Proceeds from mortgage notes payable	53,500	—
Repayment of mortgage notes payable	(52,939)	(2,721)
Deferred financing costs	(4,448)	(434)
Repurchases of common shares	(22,828)	(2,148)
Taxes paid on withholding shares	(932)	(909)
Private perpetual preferred unit distributions	(3,151)	(3,151)
Dividends paid to common stockholders	(18,039)	(17,745)
Distributions paid to non-controlling interests in the operating partnership	(11,270)	(11,495)
Net cash used in financing activities	(30,107)	(258,603)
Net decrease in cash and cash equivalents and restricted cash	(45,403)	(231,547)
Change in restricted cash reclassified to assets held for sale	(1,402)	—
Cash and cash equivalents and restricted cash—beginning of period	166,511	429,302
Cash and cash equivalents and restricted cash—end of period	$119,706	$197,755
The accompanying notes are an integral part of these consolidated financial statements

Empire State Realty Trust, Inc.
Consolidated Statements of Cash Flows (continued)
(unaudited)

	Nine Months Ended September 30,
(amounts in thousands)	2026	2025
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$132,657	$385,465
Restricted cash at beginning of period	33,854	43,837
Cash and cash equivalents and restricted cash at beginning of period	$166,511	$429,302

Cash and cash equivalents at end of period	$85,257	$154,113
Restricted cash at end of period	34,449	43,642
Cash and cash equivalents and restricted cash at end of period	$119,706	$197,755

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,819	$66,350
Cash paid for income taxes	$1,141	$2,672

Non-cash investing and financing activities:
Building and improvements included in accounts payable and accrued expenses	$57,913	$56,174
Write-off of fully depreciated assets	31,316	16,856
Write-off of fully amortized deferred costs	21,603	—
Write-off of fully amortized acquired below-market leases	18,638	—
Right-of-use assets, including below-market ground lease adjustment to land carrying value	(288,125)	—
Ground lease liability adjustment to land carrying value	26,774	—
Interest capitalized in building and improvements	3,154	—
Derivative instruments at fair values included in prepaid expenses and other assets	22,121	3,079
Derivative instruments at fair values included in accounts payable and accrued expenses	—	117
Contract asset	—	(171,003)
Debt associated with property in receivership	—	177,667
Debt assumed by purchaser in connection with property disposition	180,000	—
Accrued interest associated with property in receivership	—	6,080
Conversion of operating partnership units and Class B shares to Class A shares	12,193	12,963
Transfer of assets related to assets held for sale	83,095	—
Transfer of liabilities related to assets held for sale	5,633	—

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
Empire State Realty Trust, Inc. (NYSE: ESRT) is a NYC-focused real estate investment trust ("REIT") that owns and operates a New York City portfolio of well-leased, top of tier, office, retail, and multifamily assets. ESRT’s Empire State Building features an Observation Deck. The Company is a recognized leader in sustainability.
As of September 30, 2026, our portfolio was comprised of approximately 7.5 million rentable square feet of office space, 0.8 million rentable square feet of retail space and three residential properties, which are located in New York City. Our office portfolio included nine properties (including one long-term ground leasehold interest), all of which are located in Manhattan. Additionally, we have entitled land in Stamford, Connecticut that can support the development of either office or residential per local zoning.
We were organized as a Maryland corporation on July 29, 2011 and commenced operations upon completion of our initial public offering and related formation transactions on October 7, 2013 (the "Offering"). Our operating partnership, Empire State Realty OP, L.P. (the "Operating Partnership"), holds substantially all of our assets and conducts substantially all of our business. As of September 30, 2026, we owned approximately 60.6% of the aggregate operating partnership units in the Operating Partnership. We, as the sole general partner in the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners in the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, the Operating Partnership has been consolidated by us. We elected to be subject to tax as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.
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
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members. For variable interest entities ("VIE"), we consolidate the entity if we are deemed to have a variable interest in the entity and through that interest we are deemed the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The primary beneficiary is required to consolidate the VIE. The Operating Partnership is a VIE of ESRT. As the Operating Partnership is already consolidated in the financial statements of ESRT, the identification of this entity as a VIE has no impact on our consolidated financial statements. We also determined that the Operating Partnership has a variable interest in and is the primary beneficiary of the intermediary entities that hold title to the land underlying the properties at 111 West 33rd Street and 1400 Broadway, which were acquired in May 2026, and as a result are consolidated in the financial statements of ESRT as of September 30, 2026.
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

Property Dispositions
The following table summarizes properties disposed of during the nine and twelve months ended September 30, 2026 and December 31, 2025, respectively (amounts in thousands):

Property	Date of Disposal	Sale Price	Gain on Disposition
250 West 57th Street, New York, New York(1)	6/1/2026	$275,000	$123,497
Metro Center, Stamford, Connecticut(2)	12/22/2025	64,000	21,848
(1) In connection with the sale of 250 West 57th Street, the purchaser assumed the property's outstanding $180.0 million mortgage. The gain is net of approximately $1.1 million of post-closing costs recognized during the three months ended September 30, 2026.
(2) In connection with the sale of Metro Center, we repaid the related $71.6 million mortgage.

In August 2026, we entered into a purchase and sale agreement for the sale of 1359 Broadway in New York, NY. In October 2026, subsequent to quarter-end, the Company closed on the sale of 1359 Broadway at a sale price of $217.5 million. In connection with the sale, the Company retained certain post-closing obligations to the purchaser, subject to specified conditions. The assets and related liabilities of the 1359 Broadway property are classified as held for sale in our consolidated balance sheet as of September 30, 2026 having met the held for sale criteria set forth in ASC 360 Property, Plant, and Equipment.
On February 5, 2025, the consensual foreclosure of First Stamford Place that commenced in 2024 was completed and we were released of the senior mortgage obligation and derecognized the related contract asset. In connection with the completion of the consensual foreclosure, we concluded that we are no longer the primary beneficiary of the entity that holds the First Stamford Place mezzanine debt obligation as we no longer have the power to direct the activities that most significantly impact the VIE's economic performance, nor the right to receive the benefits from the VIE. As a result, the entity was deconsolidated during the three months ended March 31, 2025 and we recognized a gain of $13.2 million from the mezzanine debt obligation. The gain is included as a component of gain on disposition of properties in the accompanying consolidated statement of operations.

4. Deferred Costs, Acquired Lease Intangibles and Goodwill
Deferred costs, net, consisted of the following:

(amounts in thousands)	September 30, 2026	December 31, 2025
Deferred leasing costs	$211,399	$227,722
Acquired in-place lease value, acquired deferred leasing costs and deferred acquisition costs	180,234	190,570
Acquired above-market leases	54,340	57,569
Total deferred costs, excluding deferred financing costs	445,973	475,861
Less: accumulated amortization	(204,682)	(214,917)
Total deferred costs, net, excluding net deferred financing costs	241,291	260,944
Deferred financing costs, net, of accumulated amortization of $11,487 and $9,900, respectively (See Note 5)	7,961	6,738
Total deferred costs, net	$249,252	$267,682
Acquired below-market leases, net, consisted of the following:

(amounts in thousands)	September 30, 2026	December 31, 2025
Acquired below-market leases	$(62,900)	$(81,539)
Less: accumulated amortization	28,008	41,772
Acquired below-market leases, net	$(34,892)	$(39,767)
The total amortization related to deferred costs and acquired lease intangibles consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Rental revenue:
Amortization of below-market leases, net of above-market leases	$394	$821	$1,448	$2,459
Depreciation and amortization:
Amortization of deferred leasing costs and acquired deferred leasing costs	4,663	5,081	14,334	15,578
Amortization related to acquired in-place lease value	2,283	1,406	6,967	4,229
Goodwill consisted of the following:

(amounts in thousands)	Real Estate	Observatory	Total
Balance as of December 31, 2025
Goodwill	$263,997	$227,482	$491,479
Accumulated impairment charges	—	—	—
Goodwill, net of impairment charges	263,997	227,482	491,479
Goodwill impairment charge	—	(166,113)	(166,113)
Balance as of September 30, 2026
Goodwill	263,997	227,482	491,479
Accumulated impairment charges	—	(166,113)	(166,113)
Goodwill, net of impairment charges	$263,997	$61,369	$325,366
During the second quarter of 2026, the Company identified triggering events indicating that the fair value of its Observatory reporting unit may have declined below its carrying amount, including goodwill, due to a sustained decline in visitor volume from a reduction in pass program performance and a continued decrease in international visitors. As a result of a decline in the projected performance and expected future cash flows of the Observatory reporting unit, the Company engaged a third-party valuation consulting firm and performed an interim quantitative goodwill analysis as of June 30, 2026. The quantitative analysis used a discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs. Significant assumptions under the income approach included revenue and cost projections, weighted average cost of capital and long-term growth rate. As a result of the quantitative analysis, the carrying value of the Observatory reporting unit, including goodwill, exceeded its estimated fair value, and the Company recognized a non-cash goodwill impairment charge of zero and $166.1 million during the three and nine months ended September 30, 2026, respectively, in the accompanying consolidated statements of operations.
Although the Company does not currently anticipate significant changes in the assumptions used in the quantitative analysis, many of the assumptions underlying the estimated fair value of the Observatory reporting unit are inherently uncertain, are outside of our control, and actual results may differ materially from the Company’s estimates. The remaining goodwill relating to the Observatory reporting unit of $61.4 million remains at risk of future impairment if the fair value of the reporting unit decreases due to changes in the amount or timing of expected future cash flows, decreases in visitation in excess of expectations, an inability to execute management’s business strategies, or general market conditions, such as economic downturns and changes in interest rates, which may impact discount rates.

5. Debt
Debt consisted of the following:

	Principal Balance		As of September 30, 2026
(amounts in thousands)	September 30, 2026	December 31, 2025	Stated Rate	Effective Rate(1)	Maturity Date(2)
Fixed rate mortgage debt:
1542 Third Avenue	$30,000	$30,000	4.29%	4.53%	5/1/2027
1010 Third Avenue and 77 West 55th Street	32,367	33,102	4.01%	4.21%	1/5/2028
250 West 57th Street	—	180,000	—	—	—
1333 Broadway	160,000	160,000	4.21%	4.29%	2/5/2033
10 Union Square East(3)	53,500	50,000	5.33%	5.59%	4/1/2036
345 East 94th Street - Series A	43,600	43,600	70% of SOFR plus 0.95%	3.56%	11/1/2030
345 East 94th Street - Series B	5,066	5,704	SOFR plus 2.24%	3.56%	11/1/2030
561 10th Avenue - Series A	114,500	114,500	70% of SOFR plus 1.07%	3.85%	11/1/2033
561 10th Avenue - Series B	10,538	12,105	SOFR plus 2.45%	3.85%	11/1/2033
Total mortgage debt	449,571	629,011
Senior unsecured notes:(4)
Senior unsecured notes due 2027 (Series B)	70,000	125,000	4.09%	4.12%	3/27/2027
Senior unsecured notes due 2028 (Series D)	115,000	115,000	4.08%	4.11%	1/22/2028
Senior unsecured notes due 2029 (Series I)	155,000	155,000	7.20%	7.39%	6/17/2029
Senior unsecured notes due 2030 (Series E)	160,000	160,000	4.26%	4.27%	3/22/2030
Senior unsecured notes due 2030 (Series C)	125,000	125,000	4.18%	4.21%	3/27/2030
Senior unsecured notes due 2031 (Series L)	175,000	175,000	5.47%	5.70%	1/7/2031
Senior unsecured notes due 2031 (Series J)	45,000	45,000	7.32%	7.46%	6/17/2031
Senior unsecured notes due 2032 (Series G)	100,000	100,000	3.61%	4.89%	3/17/2032
Senior unsecured notes due 2032 (Series M)	130,000	—	5.99%	6.12%	7/15/2032
Senior unsecured notes due 2033 (Series F)	175,000	175,000	4.44%	4.45%	3/22/2033
Senior unsecured notes due 2034 (Series K)	25,000	25,000	7.41%	7.52%	6/17/2034
Senior unsecured notes due 2035 (Series H)	75,000	75,000	3.73%	5.00%	3/17/2035
Unsecured term loan facility (4)	245,000	245,000	SOFR plus 1.60%	4.56%	1/15/2031
Unsecured term loan facility (4)	95,000	95,000	SOFR plus 1.60%	5.26%	3/8/2029
Unsecured revolving credit facility (4)	100,000	145,000	SOFR plus 1.40%	5.11%	3/8/2029
Total principal	2,239,571	2,389,011
Deferred financing costs, net	(9,657)	(11,878)
Unamortized debt discount	(4,817)	(5,402)
Total	$2,225,097	$2,371,731
______________
(1)The effective rate is the yield as of September 30, 2026 and includes the stated interest rate, deferred financing cost amortization and interest associated with variable to fixed interest rate swap agreements as of September 30, 2026.
(2)Maturity dates presented are inclusive of extension options. Prepayment is generally allowed for each loan upon payment of a customary prepayment penalty.
(3)Without the effect of the treasury locks executed in connection with the refinancing of the mortgage, the stated rate is 5.59%.
(4)At September 30, 2026, we were in compliance with all debt covenants.

Principal Payments
Aggregate required principal payments at September 30, 2026 are as follows (amounts in thousands):

Year	Amortization	Maturities	Total
2026	$1,018	$—	$1,018
2027	4,276	100,000	104,276
2028	3,555	146,091	149,646
2029	3,890	350,000	353,890
2030	4,511	328,600	333,111
Thereafter	10,123	1,287,507	1,297,630
Total	$27,373	$2,212,198	$2,239,571
Deferred Financing Costs
Deferred financing costs, net, consisted of the following:

(amounts in thousands)	September 30, 2026	December 31, 2025
Deferred financing costs, included as a component of net debt	$13,476	$17,207
Deferred financing costs, included as a component of net deferred costs (See Note 4)	19,448	16,638
Total deferred financing costs	$32,924	$33,845
Less: accumulated amortization	(15,306)	(15,228)
Total deferred financing costs, net	$17,618	$18,617
The total amortization expense related to deferred financing costs consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Amortization of deferred financing costs	$1,083	$1,082	$3,456	$3,256
Unsecured Revolving Credit and Term Loan Facilities
On July 17, 2026, through our Operating Partnership, we entered into a first amendment to our amended and restated credit agreement, dated November 14, 2025, with Wells Fargo Bank, National Association, as administrative agent and other lenders party thereto, which governs our senior unsecured term loan credit facility (the “Wells Term Loan Facility”). The first amendment provides for the existing term loan facility and a new delayed draw term loan facility. The Wells Term Loan Facility has an initial maximum principal amount of $490.0 million, comprised of the existing $245.0 million term loan credit facility and an incremental $245.0 million delayed draw term loan facility. The delayed draw term loan facility may be drawn in six months following the closing date. The initial senior unsecured term loan credit facility matures on January 15, 2031, inclusive of two twelve-month extensions. The delayed draw term loan facility matures on January 12, 2032. The initial interest rate on the Wells Term Loan Facility, which may change based on our leverage levels, is SOFR plus 150 basis points. We may request the Wells Term Loan Facility be increased through one or more increases or the addition of new pari passu term loan tranches, for a maximum aggregate principal amount not to exceed $510.0 million. As of September 30, 2026, our borrowings amounted to $245.0 million under the Wells Term Loan Facility.
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

The Revolving Credit Facility matures on March 8, 2029, inclusive of two six-month extension periods. The BofA Term Loan Facility matures on March 8, 2029, inclusive of two twelve-month extension periods. Initial interest rates on the BofA Credit Facilities, which may change based on our leverage levels, are SOFR plus a benchmark adjustment of 10 basis points ("adjusted SOFR") plus 130 basis points for any drawn portion of the Revolving Credit Facility and adjusted SOFR plus 150 basis points for the BofA Term Loan Facility. In addition, the BofA Credit Facilities have a sustainability-linked pricing mechanism that reduces the borrowing spread if certain benchmarks are achieved each year. During the third quarter of 2026, we repaid $75.0 million of our previously drawn borrowings from the Revolving Credit Facility. As of September 30, 2026, we had $100.0 million borrowings under the Revolving Credit Facility and $95.0 million under the BofA Term Loan Facility.
The terms of both the BofA Credit Facilities and the Wells Term Loan Facility include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. Both facilities also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements governing both facilities also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, invalidity of loan documents, loss of REIT qualification, and occurrence of a change of control. As of September 30, 2026, we were in compliance with these covenants.
Mortgage Debt
On March 31, 2026, we closed on a $53.5 million mortgage loan at 10 Union Square East. The 10-year interest-only loan has a fixed rate of 5.33%, which includes the effect of treasury locks executed in connection with the refinancing of the $50.0 million loan that matured on April 1, 2026. As of September 30, 2026, total mortgage notes payable, net, amounted to $442.4 million. The first maturity is in May 2027.
Senior Unsecured Notes
On July 15, 2026, we closed on the issuance and sale of $130.0 million aggregate principal amount of 5.99% Series M Senior Notes due July 15, 2032 (the "Series M Notes").
The terms of our senior unsecured notes include customary covenants, including limitations on liens, investment, distributions, debt, fundamental changes, and transactions with affiliates and require certain customary financial reports. The terms also require compliance with financial ratios including a maximum leverage ratio, a maximum secured leverage ratio, a minimum fixed charge coverage ratio, a minimum unencumbered interest coverage ratio, and a maximum unsecured leverage ratio. The agreements also contain customary events of default (subject in certain cases to specified cure periods), including but not limited to non-payment, breach of covenants, representations or warranties, cross defaults, bankruptcy or other insolvency events, judgments, ERISA events, the occurrence of certain change of control transactions and loss of REIT qualification. As of September 30, 2026, we were in compliance with these covenants.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2026	December 31, 2025
Capital expenditures included in accounts payable and accrued expenses	$57,913	$51,452
Accounts payable and accrued expenses	37,745	64,491
Interest rate swap agreements liability	—	31
Accrued interest payable	11,718	4,176
Total accounts payable and accrued expenses	$107,376	$120,150

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
We have agreements with our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. If we had breached any of these provisions, we could have been required to settle our obligations that were in a net liability position under the agreements at their termination value. As of September 30, 2026, we did not have derivatives in a net liability position.
As of September 30, 2026 and December 31, 2025, we had interest rate swaps and caps with an aggregate notional value of $615.5 million and $567.0 million, respectively. The notional value does not represent exposure to credit, interest rate or market risks. These interest rate swaps have been designated as cash flow hedges and hedge the variability in future cash flows associated with our existing variable-rate term loan facilities. Interest rate caps not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements.
As of September 30, 2026 and 2025, our cash flow hedges are deemed highly effective. A net unrealized gain of $12.3 million and $21.7 million for the three and nine months ended September 30, 2026, respectively, and a net unrealized loss of $0.3 million and $7.5 million for the three and nine months ended September 30, 2025, respectively, relating to both active and terminated hedges of interest rate risk, are reflected in the consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the debt. We estimate that $5.5 million net gain of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense within the next 12 months. Cash payments and receipts related to our cash flow hedges are classified as operating activities and are included within our disclosure of cash paid for interest on our consolidated statements of cash flows, consistent with the classification of the hedged interest payments.
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

The table below summarizes the terms of agreements and the fair values of our derivative financial instruments:

(amounts in thousands, except percentages)						September 30, 2026		December 31, 2025
Derivative	Notional Amount	Receive Rate	Pay Rate	Effective Date	Expiration Date	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Interest rate swap	$36,820	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2030	$1,236	$—	$—	$(9)
Interest rate swap	103,790	70% of 1 Month SOFR	2.5000%	December 1, 2021	November 1, 2033	5,471	—	698	—
Interest rate swap	10,710	70% of 1 Month SOFR	1.7570%	December 1, 2021	November 1, 2033	845	—	472	—
Interest rate swap	10,717	1 Month SOFR	2.2540%	December 1, 2021	November 1, 2030	535	—	354	—
Interest rate swap	175,000	SOFR Compound	2.5620%	August 31, 2022	December 31, 2026	637	—	1,421	—
Interest rate cap	6,780	70% of 1 Month SOFR	4.5000%	October 1, 2024	November 1, 2030	38	—	11	—
Interest rate cap	6,676	1 Month SOFR	5.5000%	October 1, 2024	November 1, 2030	90	—	27	—
Interest rate swap	47,500	1 Month SOFR	3.3090%	March 19, 2025	March 8, 2029	1,490	—	—	(13)
Interest rate swap	47,500	1 Month SOFR	3.3030%	March 19, 2025	March 8, 2029	1,495	—	—	(5)
Interest rate swap	35,000	SOFR	3.2265%	November 14, 2025	February 1, 2029	1,106	—	68	—
Interest rate swap	35,000	SOFR	3.2530%	December 3, 2025	February 1, 2029	1,085	—	40	—
Interest rate swap	50,000	SOFR	3.3975%	December 18, 2025	December 31, 2026	73	—	—	(4)
Interest rate swap	50,000	SOFR	3.7970%	July 15, 2026	January 9, 2032	2,082	—	—	—
Interest rate swap(3)	—	SOFR	3.0110%	December 31, 2026	February 1, 2029	2,973	—	398	—
Interest rate swap(3)	—	SOFR	3.0140%	December 31, 2026	February 1, 2029	2,965	—	393	—
	$615,493					$22,121	$—	$3,882	$(31)
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
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Amount of gain (loss) recognized in other comprehensive income (loss)	$12,415	$169	$21,637	$(5,419)
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into interest expense	(107)	(514)	13	(2,047)
The table below shows the effect of our derivative financial instruments designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(27,883)	$(25,189)	$(83,825)	$(77,253)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	107	514	(13)	2,047

Fair Valuation
The estimated fair values at September 30, 2026 and December 31, 2025 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
The following tables summarize the carrying and estimated fair values of our financial instruments:

	September 30, 2026
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$22,121	$22,121	$—	$22,121	$—
Mortgage notes payable	442,399	420,419	—	—	420,419
Senior unsecured notes - Series B-M	1,345,391	1,262,197	—	—	1,262,197
Unsecured term loan facilities	337,307	340,000	—	—	340,000
Unsecured revolving credit facility	100,000	100,000	—	—	100,000

	December 31, 2025
		Estimated Fair Value
(amounts in thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Interest rate swaps and caps included in prepaid expenses and other assets	$3,882	$3,882	$—	$3,882	$—
Interest rate swaps included in accounts payable and accrued expenses	31	31	—	31	—
Mortgage notes payable	619,269	586,773	—	—	586,773
Senior unsecured notes - Series B-L	1,270,668	1,244,255	—	—	1,244,255
Unsecured term loan facilities	336,794	340,000	—	—	340,000
Unsecured revolving credit facility	145,000	145,000	—	—	145,000
Disclosure about the fair value of financial instruments is based on pertinent information available to us as of September 30, 2026 and December 31, 2025. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8. Leases
Lessor
We lease various spaces to tenants over terms ranging from one to 31 years. Certain commercial leases have termination options for a fee and/or renewal options. The leases provide for base monthly rentals and reimbursements for real estate taxes, escalations linked to the consumer price index or common area maintenance known as operating expense escalations. Tenant expense reimbursements are reflected in our September 30, 2026 and 2025 consolidated statements of operations as rental revenue.
Rental revenue includes fixed and variable payments. Fixed payments primarily relate to base rent and variable payments primarily relate to tenant expense reimbursements for certain property operating costs. The components of rental revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Fixed	$138,345	$136,116	$425,225	$405,945
Variable	23,621	22,294	68,012	60,547
Total rental revenue	$161,966	$158,410	$493,237	$466,492
As of September 30, 2026, we were entitled to the following future contractual minimum lease payments (excluding tenant expense reimbursements) on non-cancellable operating leases to be received which expire on various dates through 2055 (amounts in thousands):

Remainder of 2026	$131,913
2027	524,385
2028	497,865
2029	449,694
2030	395,861
Thereafter	2,258,933
$4,258,651
The above future minimum lease payments exclude tenant recoveries and the net accretion of above-market leases and below-market lease intangibles. Some leases are subject to termination options generally upon payment of a termination fee. The preceding table is prepared assuming such options are not exercised.
As of September 30, 2026, the future lease payments to be received for signed leases that have not yet commenced were approximately $480.5 million.
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
Right-of-use assets, including below-market ground leases, net and lease liabilities consisted of the following:

(amounts in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets, including below-market ground leases, net	$41,647	$333,523
Ground lease liabilities	1,052	27,944

During the second quarter of 2026, we completed the purchase of land underlying the properties at 111 West 33rd Street and 1400 Broadway, which carried remaining ground lease terms of approximately 51 and 38 years, respectively, for an aggregate purchase price of $110.0 million. As a result of the transaction, the Company was released from its obligations under the ground leases (see Note 3).
The remaining ground lease is due to expire in 2050, inclusive of extension options, and has no variable payments, residual value guarantees or additional rent increases. As our lease does not provide an implicit rate, we determined our incremental borrowing rate based on information available at the date of adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), in determining the present value of lease payments. The incremental borrowing rate used to calculate the right-of-use asset and lease liability as of September 30, 2026 was 4.4%. Rent expense for lease payments related to our operating leases is recognized on a straight-line basis over the non-cancellable term of the leases. The remaining lease term as of September 30, 2026 was 23.8 years.
As of September 30, 2026, the following table summarizes our future minimum lease payments discounted by our incremental borrowing rates to calculate the lease liabilities of our lease (amounts in thousands):

Remainder of 2026	$23
2027	72
2028	72
2029	72
2030	72
Thereafter	1,410
Total undiscounted lease payments	1,721
Present value discount	(669)
Ground lease liabilities	$1,052
9. Commitments and Contingencies
Legal Proceedings
Except as described below, as of September 30, 2026, we were not involved in any material litigation, nor, to our knowledge, was any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business such as disputes with tenants. We believe that the costs and related liabilities, if any, which may result from such actions will not materially affect our consolidated financial position, operating results or liquidity.
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
Respondents believe that such award in favor of the Claimants is entirely without merit and sought to vacate that portion of the award. The New York courts confirmed the award, and Respondents filed a petition for certiorari to the United States Supreme Court on February 2, 2026, which was denied on May 4, 2026. Previously, because the New York courts’ final confirmation of the award lifted the stay of execution of the judgment, which stay Respondents had previously obtained by filing an appeal bond, on February 5, 2026, we paid the judgment, which, inclusive of interest, amounted to approximately $1.5 million. The claim of one Claimant who brought a separate action to confirm the award remains pending because, although the courts have confirmed the award as to that Claimant, she has not yet reduced the claim to a money judgment. As of September 30, 2026 and December 31, 2025, $0.3 million and $1.8 million, respectively, were included as a component of accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Pursuant to indemnification agreements which were made with our directors, executive officers and chairman emeritus as part of our formation transactions, Anthony E. Malkin, Peter L. Malkin and Thomas N. Keltner, Jr. have defense and indemnity rights from us with respect to this arbitration.
Unfunded Capital Expenditures
At September 30, 2026, we estimate that we will incur approximately $112.4 million of capital expenditures (including tenant improvements and leasing commissions) on our properties pursuant to existing lease agreements. We expect to fund these capital expenditures with operating cash flow, cash on hand and other borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion.
Concentration of Credit Risk
Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, tenant and other receivables and deferred rent receivables. At September 30, 2026, we held on deposit at various major financial institutions cash and cash equivalents and restricted cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation.
Asset Retirement Obligations
We are required to accrue costs that we are legally obligated to incur on retirement of our properties which result from acquisition, construction, development and/or normal operation of such properties. Retirement includes sale, abandonment or disposal of a property. Under that standard, a conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control and a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified asbestos or asbestos-containing building materials in certain of our properties. As of September 30, 2026, management has no plans to remove or alter these properties in a manner that would trigger federal and other applicable regulations for asbestos removal, and accordingly, the obligations to remove the asbestos or asbestos-containing building materials from these properties have indeterminable settlement dates. As such, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. However, ongoing asbestos abatement, maintenance programs and other required documentation are carried out as required and related costs are expensed as incurred.
Other Matters
In March 2026, the Company received a cease-and-desist letter which alleged copyright infringement of materials. The Company and the sender are now engaged in negotiations for potential amicable resolution of the dispute. No lawsuit has been filed. Because negotiations remain at an early stage, the Company cannot currently estimate the amount or range of the total potential loss above any amounts accrued. Although the Company is unable to estimate the potential range of loss, it could have a material adverse effect on the Company’s results of operations.
As of September 30, 2026, management believes that there are no obligations related to environmental remediation other than maintaining affected sites in conformity with the relevant authority’s mandates and filing the required documents. All such maintenance costs are expensed as incurred. However, we cannot be certain that we have identified all environmental liabilities at our properties, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that such environmental liabilities arise.
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

As of September 30, 2026, there were 167,344 thousand shares of Class A common stock, 966 thousand shares of Class B common stock and 109,310 thousand OP Units outstanding. The REIT holds a 60.6% controlling interest in the OP. The other 39.4% non-controlling interest in the OP is diversified among various limited partners, some of whom include Company directors, senior management and employees. We have two classes of common stock as a means to give OP Unit holders voting rights in the public company that correspond to their economic interest in the combined entity. A one-time option was created at our formation transactions for any pre-Offering OP Unit holder to exchange one OP Unit out of every 50 OP Units they owned for one Class B share, and such Class B share carries 50 votes per share.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. During the three months ended September 30, 2026, we repurchased $22.8 million of common stock at a weighted average price of $4.40 per share. As of September 30, 2026, we had $477.2 million remaining of the authorized repurchase amount.
The following table summarizes repurchases of equity securities in each of the three months ended September 30, 2026 under the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 1 - July 31, 2026	196,489	$4.99	196,489	$499,020
August 1 - August 31, 2026	1,443,186	$4.81	1,443,186	$492,078
September 1 - September 30, 2026	3,545,997	$4.20	3,545,997	$477,172
Subsequent to September 30, 2026, through November 6, 2026, we repurchased 13,675,160 shares of our Class A common stock for approximately $63.3 million at a weighted average price of $4.63 per share. As of November 6, 2026, we had $413.9 million remaining of the authorized repurchase amount.
Private Perpetual Preferred Units
As of September 30, 2026, there were 4,664 thousand Series 2019 Private Perpetual Preferred Units ("Series 2019 Preferred Units") and 1,560 thousand Series 2014 Private Perpetual Preferred Units ("Series 2014 Preferred Units") outstanding. The Series 2019 Preferred Units have a liquidation preference of $13.52 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.70 per unit payable in arrears on a quarterly basis. The Series 2014 Preferred Units have a liquidation preference of $16.62 per unit and are entitled to receive cumulative preferential annual cash distributions of $0.60 per unit payable in arrears on a quarterly basis. Both series are not redeemable at the option of the holders and are redeemable at our option only in the case of specific defined events.
Dividends and Distributions
The following is a summary of dividend and distribution activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
Dividends accrued and paid to common stockholders	$(5,976)	$(5,946)	$(18,039)	$(17,745)
Distributions accrued and paid to Operating Partnership unitholders (the "OP unitholders")	(3,828)	(3,806)	(11,174)	(11,495)
Distributions accrued and paid to preferred unitholders	(1,050)	(1,050)	(3,151)	(3,151)

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
An aggregate of 15.0 million shares of our common stock was authorized for issuance under awards granted pursuant to the 2026 Plan, and as of September 30, 2026, approximately 15.0 million shares of common stock remain available for future issuance.
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
LTIP units and restricted stock issued during the nine months ended September 30, 2026 were valued at $25.4 million. The weighted average per unit or share fair value was $3.90 for grants issued for the nine months ended September 30, 2026. The fair value per unit or share granted in 2026 was estimated on the respective dates of grant using the following assumptions:

2026
Expected life	2.0 to 5.3 years
Dividend rate	1.9%
Risk-free interest rate	3.7%
Expected price volatility	31.0% - 36.0%
No other stock options, dividend equivalents, or stock appreciation rights were issued or outstanding during the nine months ended September 30, 2026.
The following is a summary of restricted stock and LTIP unit activity for the nine months ended September 30, 2026:

	Restricted Stock	Time-based LTIPs	Market-based LTIPs	Performance-based LTIPs	Weighted Average Grant Fair Value
Unvested balance at December 31, 2025	621,800	4,135,243	3,626,843	2,685,625	$6.32
Vested	(399,739)	(2,580,307)	(260,461)	(619,447)	6.61
Granted	613,722	2,435,716	2,075,563	1,390,671	3.90
Forfeited or unearned	(18,968)	(39,024)	(993,146)	(227,832)	5.12
Unvested balance at September 30, 2026	816,815	3,951,628	4,448,799	3,229,017	$5.08
The time-based LTIPs and restricted stock awards granted to non-named executive officers or granted to certain named executive officers before 2025, are treated for accounting purposes as immediately vested upon the later of (i) the date the grantee attains the age of 65, and (ii) the date on which the grantee has first completed the requisite years of continuous service with our Company or its affiliates. For award agreements that qualify, we recognize noncash compensation expense on the grant date for the time-based awards and ratably over the vesting period for the market-based and performance-based awards, and accordingly, we recognized $0.3 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $3.7 million for the three and nine months ended September 30, 2025, respectively. Unrecognized compensation expense was $0.9 million at September 30, 2026, which will be recognized over a weighted average period of 1.0 year.
For the remainder of the LTIP unit awards, we recognized noncash compensation expense ratably over the vesting period, and accordingly, we recognized noncash compensation expense of $5.6 million and $19.7 million for the three and nine months ended September 30, 2026, respectively, and $5.4 million and $14.6 million for the three and nine months ended September 30, 2025, respectively. Unrecognized compensation expense was $33.6 million at September 30, 2026, which will be recognized over a weighted average period of 2.5 years.
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
Earnings per share is computed as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator - Basic:
Net income (loss)	$5,895	$13,645	$(30,664)	$40,808
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net (income) loss attributable to non-controlling interests	(1,763)	(4,610)	12,309	(13,933)
Net income (loss) attributable to common stockholders – basic	$3,082	$7,985	$(21,506)	$23,724
Numerator - Diluted:
Net income (loss)	$5,895	$13,645	$(30,664)	$40,808
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Net income (loss) attributable to common stockholders – diluted	$4,845	$12,595	$(33,815)	$37,657
Denominator:
Weighted average shares outstanding – basic	171,157	169,250	171,073	168,103
Weighted average operating partnership units	97,907	97,713	97,863	98,875
Effect of dilutive securities:
Stock-based compensation plans	1,051	3,394	—	2,967
Weighted average shares outstanding – diluted	270,115	270,357	268,936	269,945
Earnings per share:
Basic	$0.02	$0.05	$(0.13)	$0.14
Diluted	$0.02	$0.05	$(0.13)	$0.14
There were 1.5 million and 2.7 million antidilutive shares and LTIP units for the three and nine months ended September 30, 2026, respectively, and there were zero antidilutive shares and LTIP units for the three and nine months ended September 30, 2025.
11. Related Party Transactions
Supervisory Fee Revenue
Since we became a public company, we have earned supervisory fees from entities affiliated with Anthony E. Malkin, our Chairman and Chief Executive Officer. These fees were $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively. These fees are included within third-party management and other fees.
Property Management Fee Revenue
Since we became a public company, we have earned property management fees from entities affiliated with Anthony E. Malkin. These fees were $0.1 million and $0.1 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. These fees are included within third-party management and other fees.

Other
We receive rent generally at the market rental rate for 5,447 square feet of leased space from an entity affiliated with Anthony E. Malkin at one of our properties. Under the lease, the tenant has the right to cancel such lease without special payment on 90 days’ notice. We also have a shared use agreement with such tenant, to occupy a portion of the leased premises as the office location for Peter L. Malkin, our chairman emeritus, utilizing approximately 15% of the space, for which we pay to such tenant an allocable pro rata share of the cost. We also have agreements with these entities and excluded properties and businesses to provide them with general computer-related support services. Total aggregate revenue was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
One of our directors, Hannah Yang, is sister to Heela Yang, who is Founder and former Chief Executive Officer of Sol de Janeiro USA, a tenant at One Grand Central Place — the 11-year, 57,203 square foot lease, commenced in April 2025 with a starting annualized rent of $3.5 million. In connection with this lease, the Company performed tenant-specific improvements of approximately $6.0 million. Sol de Janeiro is a subsidiary of L’Occitane, a tenant at 111 W. 33rd Street.
RRE Ventures, in which one of our directors, James D. Robinson IV, is a general partner, owns an approximately 17% interest in Pilot Fiber Inc. (“Pilot Fiber”). A subsidiary of Pilot Fiber is a licensee at the Empire State Building, where they license space for equipment. The license commenced in July 2025 and calls for an initial annual license fee of $0.1 million. In addition, Pilot Fiber currently provides internet connectivity services at eight of our properties and is expected to be expanded to additional buildings within our portfolio. Total expense was less than $0.1 million for the three and nine months ended September 30, 2026.
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

The following tables provide components of segment net operating income (loss) for each segment:

	Three Months Ended September 30, 2026
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$165,968	$26,808	$—	$192,776
Intercompany rental revenue	12,458	—	(12,458)	—
Total revenues, excluding third-party management and other fees	178,426	26,808	(12,458)	192,776
Segment operating expenses:
Property operating expenses	46,497	—	—	46,497
Observatory expenses	—	11,204	—	11,204
Other segment expenses(1)	35,706	12,458	(12,458)	35,706
Total segment operating expenses	82,203	23,662	(12,458)	93,407
Net operating income	$96,223	$3,146	$—	$99,369

Segment assets	$4,144,849	$93,089	$—	$4,237,938
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Three Months Ended September 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$161,289	$36,037	$—	$197,326
Intercompany rental revenue	20,185	—	(20,185)	—
Total revenues, excluding third-party management and other fees	181,474	36,037	(20,185)	197,326
Segment operating expenses:
Property operating expenses	46,957	—	—	46,957
Observatory expenses	—	9,510	—	9,510
Other segment expenses(1)	35,572	20,185	(20,185)	35,572
Total segment operating expenses	82,529	29,695	(20,185)	92,039
Net operating income	$98,945	$6,342	$—	$105,287

Segment assets	$3,840,603	$265,676	$—	$4,106,279
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Nine Months Ended September 30, 2026
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$509,912	$69,543	$—	$579,455
Intercompany rental revenue	40,050	—	(40,050)	—
Total revenues, excluding third-party management and other fees	549,962	69,543	(40,050)	579,455
Segment operating expenses:
Property operating expenses	142,015	—	—	142,015
Observatory expenses	—	30,867	—	30,867
Other segment expenses(1)	107,068	40,050	(40,050)	107,068
Total segment operating expenses	249,083	70,917	(40,050)	279,950
Net operating income (loss)	$300,879	$(1,374)	$—	$299,505
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.

	Nine Months Ended September 30, 2025
(amounts in thousands)	Real Estate	Observatory	Intersegment Elimination	Total
Revenues:
Revenue, excluding third-party management and other fees	$474,706	$93,097	$—	$567,803
Intercompany rental revenue	56,011	—	(56,011)	—
Total revenues, excluding third-party management and other fees	530,717	93,097	(56,011)	567,803
Segment operating expenses:
Property operating expenses	136,897	—	—	136,897
Observatory expenses	—	27,450	—	27,450
Other segment expenses(1)	105,892	56,011	(56,011)	105,892
Total segment operating expenses	242,789	83,461	(56,011)	270,239
Net operating income	$287,928	$9,636	$—	$297,564
(1) Other segment expenses in the real estate segment include real estate taxes and ground rent expense and in the Observatory segment includes intercompany rent expense.
Below is a reconciliation of Net operating income to Income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net Operating Income	$99,369	$105,287	$299,505	$297,564
Add:
Gain (loss) on disposition of property	(1,125)	—	123,497	13,170
Third-party management and other fees	277	404	822	1,243
Interest income	967	1,146	3,155	6,799
Less:
General and administrative expenses	(17,174)	(18,743)	(60,390)	(54,368)
Depreciation and amortization	(46,661)	(47,615)	(147,269)	(144,196)
Interest expense	(27,883)	(25,189)	(83,825)	(77,253)
Interest expense associated with property in receivership	—	—	—	(647)
Goodwill impairment charge	—	—	(166,113)	—
Income (loss) before Income Taxes	$7,770	$15,290	$(30,618)	$42,312

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references in this section to “we,” “our,” and “us” refer to our Company and its consolidated subsidiaries. This Management’s Discussion and Analysis provides a comparison of the Company’s performance for its three and nine month periods ended September 30, 2026 with the corresponding three and nine month periods ended September 30, 2025 and reviews the Company’s financial position as of September 30, 2026. The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Forward-looking statements are based on our current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, among others: economic and market conditions (including the impact of catastrophic events, pandemics, extreme weather, terrorism, armed hostilities, cybersecurity threats and other technology disruptions); increased costs due to tariffs or other economic factors; changes in the New York City office, retail, multifamily and tourism markets (including changes in the use of office space and remote work); leasing activity, tenant defaults, early terminations and renewals, occupancy levels and rental rates; performance of the Observatory (including tourism levels, currency and geopolitical impacts, weather and competition); interest rate volatility and capital markets conditions, including our ability to refinance, restructure or extend indebtedness; real estate valuation declines and potential impairment charges; our ability to execute capital projects and complete acquisitions on acceptable terms; risks relating to governmental regulation, environmental and climate-related requirements (including Local Law 97), and our ability to achieve sustainability goals and metrics; risks relating to our ground lease; our ability to maintain our qualification as a REIT; potential taxable gain arising from transactions structured to qualify under Section 1031; legal proceedings; and risks relating to our disclosure controls and internal control over financial reporting. For a discussion of these and other factors, see the section entitled “Risk Factors” in the Company’s Annual Report for the year ended December 31, 2025, and any additional factors that may be contained in any filing the Company makes with the SEC. We undertake no obligation to update or revise any forward-looking statement to reflect subsequent events or circumstances, except as required by law.
Overview
Highlights for the three months ended September 30, 2026
•Net income attributable to common stockholders of $3.1 million.
•Core Funds From Operations of $52.7 million attributable to common stockholders and the operating partnership.
•Signed a total of 189,477 rentable square feet of new, renewal, and expansion leases.
•In August 2026, we entered into a purchase and sale agreement for the sale of 1359 Broadway in New York, NY. In October 2026, subsequent to quarter-end, the Company closed on the sale of 1359 Broadway at a sale price of $217.5 million, subject to certain post-closing obligations.
Results of Operations
The discussion below relates to our results of operations for the three and nine months ended September 30, 2026 and 2025, respectively.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table summarizes the historical results of operations:

	Three Months Ended September 30,
	2026			2025			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$161,966	$—	$161,966	$158,410	$—	$158,410	$3,556	2.2%
Observatory revenue	—	26,808	26,808	—	36,037	36,037	(9,229)	(25.6)%
Third-party management and other fees	277	—	277	404	—	404	(127)	(31.4)%
Other revenues and fees	4,002	—	4,002	2,879	—	2,879	1,123	39.0%
Total revenues	166,245	26,808	193,053	161,693	36,037	197,730	(4,677)	(2.4)%
Operating expenses:
Property operating expenses	46,497	—	46,497	46,957	—	46,957	460	1.0%
Ground rent expenses	447	—	447	2,331	—	2,331	1,884	80.8%
General and administrative expenses	17,174	—	17,174	18,743	—	18,743	1,569	8.4%
Observatory expenses	—	11,204	11,204	—	9,510	9,510	(1,694)	(17.8)%
Real estate taxes	35,259	—	35,259	33,241	—	33,241	(2,018)	(6.1)%
Depreciation and amortization	46,546	115	46,661	47,573	42	47,615	954	2.0%
Total operating expenses	145,923	11,319	157,242	148,845	9,552	158,397	1,155	0.7%
Operating income	20,322	15,489	35,811	12,848	26,485	39,333	(3,522)	(9.0)%
Intercompany rent revenue (expense)	12,458	(12,458)	—	20,185	(20,185)	—	—	—%
Other income (expense):
Interest income	795	172	967	992	154	1,146	(179)	(15.6)%
Interest expense	(27,883)	—	(27,883)	(25,189)	—	(25,189)	(2,694)	(10.7)%
Loss on disposition of property	(1,125)	—	(1,125)	—	—	—	(1,125)	N/A
Income before income taxes	4,567	3,203	7,770	8,836	6,454	15,290	(7,520)	(49.2)%
Income tax expense	(785)	(1,090)	(1,875)	(317)	(1,328)	(1,645)	(230)	(14.0)%
Net income	3,782	2,113	5,895	8,519	5,126	13,645	(7,750)	(56.8)%
Net income attributable to non-controlling interests:
Non-controlling interests in the Operating Partnership	(1,763)	—	(1,763)	(4,610)	—	(4,610)	2,847	61.8%
Private perpetual preferred unit distributions	(1,050)	—	(1,050)	(1,050)	—	(1,050)	—	—%
Net income attributable to common stockholders	$969	$2,113	$3,082	$2,859	$5,126	$7,985	$(4,903)	(61.4)%
Real Estate Segment
Rental Revenue
The increase in rental revenue during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to higher base rent from new or renewed tenants, increases in tenant reimbursement income partially offset by the net impact of acquisitions and dispositions made during 2025 and 2026 as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Quarterly Report on Form 10-Q.
Ground Rent Expenses
The decrease in ground rent expenses during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to the acquisition of land underlying the properties at 111 West 33rd Street and 1400 Broadway in May 2026 as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Quarterly Report on Form 10-Q.
Interest Expense
The increase in interest expense during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the December 2025 issuance of Series L senior unsecured notes of $175.0 million, the July 2026 issuance of Series M senior unsecured notes of $130.0 million and the draws on the revolving credit facility during 2026, partially offset by the December 2025 repayment of the Metro Center mortgage of $71.6 million, the $55.0 million paydown of Series B senior unsecured notes, and the purchaser's assumption of 250 West 57th Street mortgage of $180.0 million.

Observatory Segment
Observatory Revenue
Observatory revenues were lower due to a continued decline in visitation during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from a reduction in pass program performance and a continued decrease in international visitors.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026			2025			Change	%
(amounts in thousands)	Real Estate Segment	Observatory Segment	Total	Real Estate Segment	Observatory Segment	Total
Revenues:
Rental revenue	$493,237	$—	$493,237	$466,492	$—	$466,492	$26,745	5.7%
Observatory revenue	—	69,543	69,543	—	93,097	93,097	(23,554)	(25.3)%
Lease termination fees	1,356	—	1,356	464	—	464	892	192.2%
Third-party management and other fees	822	—	822	1,243	—	1,243	(421)	(33.9)%
Other revenues and fees	15,319	—	15,319	7,750	—	7,750	7,569	97.7%
Total revenues	510,734	69,543	580,277	475,949	93,097	569,046	11,231	2.0%
Operating expenses:
Property operating expenses	142,015	—	142,015	136,897	—	136,897	(5,118)	(3.7)%
Ground rent expenses	4,284	—	4,284	6,994	—	6,994	2,710	38.7%
General and administrative expenses	60,390	—	60,390	54,368	—	54,368	(6,022)	(11.1)%
Observatory expenses	—	30,867	30,867	—	27,450	27,450	(3,417)	(12.4)%
Real estate taxes	102,784	—	102,784	98,898	—	98,898	(3,886)	(3.9)%
Goodwill impairment charge	—	166,113	166,113	—	—	—	(166,113)	N/A
Depreciation and amortization	147,051	218	147,269	144,068	128	144,196	(3,073)	(2.1)%
Total operating expenses	456,524	197,198	653,722	441,225	27,578	468,803	(184,919)	(39.4)%
Operating income (loss)	54,210	(127,655)	(73,445)	34,724	65,519	100,243	(173,688)	(173.3)%
Intercompany rent revenue (expense)	40,050	(40,050)	—	56,011	(56,011)	—	—	—%
Other income (expense):
Interest income	2,675	480	3,155	6,420	379	6,799	(3,644)	(53.6)%
Interest expense	(83,825)	—	(83,825)	(77,253)	—	(77,253)	(6,572)	(8.5)%
Interest expense associated with property in receivership	—	—	—	(647)	—	(647)	647	100.0%
Gain on disposition of property	123,497	—	123,497	13,170	—	13,170	110,327	837.7%
Income (loss) before income taxes	136,607	(167,225)	(30,618)	32,425	9,887	42,312	(72,930)	(172.4)%
Income tax (expense) benefit	(1,370)	1,324	(46)	(682)	(822)	(1,504)	1,458	96.9%
Net income (loss)	135,237	(165,901)	(30,664)	31,743	9,065	40,808	(71,472)	(175.1)%
Non-controlling interests in the Operating Partnership	12,309	—	12,309	(13,933)	—	(13,933)	26,242	188.3%
Private perpetual preferred unit distributions	(3,151)	—	(3,151)	(3,151)	—	(3,151)	—	—%
Net income (loss) attributable to common stockholders	$144,395	$(165,901)	$(21,506)	$14,659	$9,065	$23,724	$(45,230)	(190.7)%
Real Estate Segment
Rental Revenue
The increase in rental revenue during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to the net impact of acquisitions and dispositions made during 2025 and 2026 as disclosed in "Financial Statements - Note 3. Acquisitions and Dispositions" in this Quarterly Report on Form 10-Q, higher base rent from new and renewed tenants, and increases in tenant reimbursement income.
Other Revenues and Fees
The increase in other revenues and fees during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the receipt of real estate tax abatement refunds related to 2024 and 2025.

Property Operating Expenses
The increase in property operating expenses during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher operating payroll costs and utilities costs.
General and Administrative Expenses
The increase in general and administrative expenses during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to $6.2 million of severance costs due to certain role eliminations.
Interest Income
The decrease in interest income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to lower cash balances due to property acquisitions during 2025 and 2026. See "Financial Statements - Note 5. Debt" in this Quarterly Report on Form 10-Q.
Interest Expense
The increase in interest expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to the December 2025 issuance of Series L senior unsecured notes of $175.0 million, the July 2026 issuance of Series M senior unsecured notes of $130.0 million and the draws on the revolving credit facility during 2026, partially offset by the December 2025 repayment of the Metro Center mortgage of $71.6 million, the $55.0 million paydown of Series B senior unsecured notes, and the purchaser's assumption of 250 West 57th Street mortgage of $180.0 million.
Gain on Disposition of Property
The gain on disposition activity for the nine months ended September 30, 2026 relates to the disposition of 250 West 57th Street in New York, New York. The gain on disposition activity for the nine months ended September 30, 2025 represents the deconsolidation of the mezzanine debt obligation in connection with the completion of the consensual foreclosure of First Stamford Place in Stamford, Connecticut in February 2025. See "Financial Statements - Note 3. Acquisitions and Dispositions" for additional details.
Observatory Segment
Observatory Revenue
Observatory revenues were lower due to a continued decline in visitation during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from a reduction in pass program performance and a continued decrease in international visitors.
Goodwill Impairment Charge
We recognized a non-cash goodwill impairment charge of $166.1 million during the nine months ended September 30, 2026 as a result of a decline in projected performance and expected future cash flows due to a sustained decline in visitor volume from a reduction in pass program performance and a continued decrease in international visitors. The $61.4 million goodwill remaining in the Observatory reporting unit remains at risk of future impairment if the fair value of the reporting unit decreases due to changes in the amount or timing of expected future cash flows, decreases in visitation in excess of expectations, an inability to execute management’s business strategies, or general market conditions. See "Financial Statements - Note 4. Deferred Costs, Acquired Lease Intangibles and Goodwill" for additional details.
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
At September 30, 2026, we had $85.3 million available in cash and cash equivalents and there was $520.0 million available under our unsecured revolving credit facility.
At September 30, 2026, we had approximately $2.2 billion of total indebtedness outstanding, with a weighted average interest rate of 4.78% and a weighted average maturity of 4.5 years.
Portfolio Transaction Activity
In August 2026, we entered into a purchase and sale agreement for the sale of 1359 Broadway in New York, NY. In October 2026, subsequent to quarter-end, the Company closed on the sale of 1359 Broadway at a sale price of $217.5 million, subject to certain post-closing obligations.
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
In December 2025, we closed on the sale of an office property, Metro Center, in Stamford, Connecticut at a sale price of $64.0 million in addition to a release to us of approximately $6.2 million of restricted cash previously held in escrow. In connection with this sale, we repaid the related $71.6 million mortgage.
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
Unsecured Revolving Credit and Term Loan Facilities
As of September 30, 2026, unsecured term loan facilities, net, amounted to $337.3 million. We have no unsecured term loans maturing until March 2029.
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
As of September 30, 2026, we had $100.0 million borrowings under the Revolving Credit Facility.
See "Financial Statements - Note 5. Debt" for more information on our unsecured revolving credit and term loan facilities.
Financial Covenants
As of September 30, 2026, we were in compliance with the following financial covenants related to our unsecured facilities:

Financial Covenant	Required	September 30, 2026	In Compliance
Maximum total leverage	< 60%	37.8%	Yes
Maximum secured leverage	< 40%	7.9%	Yes
Minimum fixed charge coverage	> 1.50x	2.5x	Yes
Minimum unencumbered interest coverage	> 1.75x	3.1x	Yes
Maximum unsecured leverage	< 60%	40.0%	Yes
Mortgage Debt
As of September 30, 2026, mortgage notes payable, net, amounted to $442.4 million. Our next mortgage debt maturity is for $30.0 million in May 2027.
In March 2026, we closed on a $53.5 million mortgage loan at 10 Union Square East. The 10-year interest-only loan has a fixed rate of 5.33%, which includes the effect of treasury locks executed in connection with the refinancing of the $50.0 million loan that matured on April 1, 2026.
See "Financial Statements - Note 5. Debt" for more information on mortgage debt.
Senior Unsecured Notes
As of September 30, 2026, senior unsecured notes, net, amounted to $1.3 billion. We have no senior unsecured notes maturing until March 2027.
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

Office Properties(1)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals(2)	2026	2025
Number of leases signed(3)	47	51

Total square feet	625,263	523,002
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$70.81	$68.94
Weighted average annualized cash rent per square foot for previous leases	62.20	62.77
Percentage of new cash rent over previously escalated rents	13.8%	9.8%

Leasing commission costs per square foot(4)	$26.79	$24.78
Tenant improvement costs per square foot(4)	83.09	65.69
Total leasing commissions and tenant improvement costs per square foot(4)	$109.88	$90.47
Total leasing commissions and tenant improvement costs per square foot per year of weighted average lease term	$11.82	$10.25

Retail Properties(1)(5)

	Nine Months Ended September 30,
Total New Leases, Expansions, and Renewals(2)	2026	2025
Number of leases signed(3)	12	7

Total square feet	59,497	27,534
Weighted average annualized cash rent per square foot for new and renewal leases executed during the year	$272.78	$183.86
Weighted average annualized cash rent per square foot for previous leases	337.27	211.21
Percentage of new cash rent over previously escalated rents	(19.1)%	(12.9)%

Leasing commission costs per square foot(4)	$76.54	$89.43
Tenant improvement costs per square foot(4)	43.63	75.97
Total leasing commissions and tenant improvement costs per square foot(4)	$120.17	$165.40
Total leasing commissions and tenant improvement costs per square foot per year of weighted average lease term	$8.77	$13.25
_______________
(1)Office activity excludes an aggregate of 409,281 and 475,442 rentable square feet of retail space in our office properties in 2026 and 2025, respectively, that is included in the retail activity for the respective years.
(2)The number of leases signed includes "Early Renewals" which are leases signed over two years prior to the lease expiration.
(3)Presents a renewed and expansion lease as one lease signed.
(4)Presents all tenant improvement and leasing commission costs as if they were incurred in the period in which the lease was signed, which may be different than the period in which they were actually paid.
(5)Includes base retail in our multifamily properties.

(amounts in thousands)	Nine Months Ended September 30,
Total Commercial Portfolio	2026	2025
Capital expenditures (1)	$45,772	$47,413
_______________
(1)Includes all capital expenditures, excluding tenant improvements and leasing commission costs.
As of September 30, 2026, we expect to incur additional costs relating to obligations under existing lease agreements of approximately $112.4 million for tenant improvements and leasing commissions. We intend to fund the tenant improvements and leasing commission costs through a combination of operating cash flow, cash on hand and other borrowings.
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
Distribution to Equity Holders
Distributions and dividends amounting to $32.4 million and $32.4 million have been accrued or paid to equity holders for the nine months ended September 30, 2026 and 2025, respectively.
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. See "Financial Statements - Note 10. Equity" for a summary of our repurchase of equity securities in each of the three months ended September 30, 2026.
Subsequent to September 30, 2026, through November 6, 2026, we repurchased 13,675,160 shares of our Class A common stock for approximately $63.3 million at a weighted average price of $4.63 per share. As of November 6, 2026, we had $413.9 million remaining of the authorized repurchase amount.
Cash Flows
Comparison of Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Net cash. Cash and cash equivalents and restricted cash were $119.7 million and $197.8 million as of September 30, 2026 and 2025, respectively. The decrease was primarily the result of the following changes in cash flows:
Operating activities. Net cash provided by operating activities decreased by $65.3 million to $149.9 million primarily due to changes in working capital, lease expirations and new lease commencements that are in a free rent period.
Investing activities. Net cash used in investing activities decreased by $22.9 million to $165.2 million primarily due to the $76.3 million decrease in capital expenditures in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and the $75.7 million net proceeds from the disposition of 250 West 57th Street in June 2026. This was partially offset by our acquisition activities in 2026 which included the $114.3 million acquisition, inclusive of transaction costs, of land underlying the properties at 111 West 33rd Street and 1400 Broadway in May 2026, and the $46.5 million acquisition, inclusive of transaction costs and closing credits, of a retail property on North 6th Street in Williamsburg in March 2026 compared to the $31.7 million acquisition, inclusive of transaction costs and closing credits, of two retail properties on North 6th Street in Williamsburg in June 2025.
Financing activities. Net cash used in financing activities decreased by $228.5 million to $30.1 million primarily due to the $130.0 million issuance of Series M senior unsecured notes partially offset by the net repayments on the unsecured revolving credit facility of $45.0 million, the $55.0 million partial repayment of Series B senior unsecured notes, and $22.8 million of repurchases of our Class A common stock in the nine months ended September 30, 2026 compared to the repayments in the nine months ended September 30, 2025, which included $120.0 million repayments of the unsecured revolving credit facility and the $100.0 million repayment of Series A senior unsecured notes. See "Financial Statements - Note 5. Debt."
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
The following table presents a reconciliation of our net income (loss), the most directly comparable GAAP measure, to NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net income (loss)	$5,895	$13,645	$(30,664)	$40,808
Add:
General and administrative expenses	17,174	18,743	60,390	54,368
Depreciation and amortization	46,661	47,615	147,269	144,196
Interest expense	27,883	25,189	83,825	77,253
Interest expense associated with property in receivership	—	—	—	647
Goodwill impairment charge	—	—	166,113	—
Income tax expense	1,875	1,645	46	1,504
Less:
Loss (gain) on disposition of property	1,125	—	(123,497)	(13,170)
Third-party management and other fees	(277)	(404)	(822)	(1,243)
Interest income	(967)	(1,146)	(3,155)	(6,799)
Net operating income	$99,369	$105,287	$299,505	$297,564

Other Net Operating Income Data
Straight-line rental revenue	$7,287	$4,688	$26,836	$13,719
Net increase in amortization of rental revenue from above- and below-market leases	$394	$821	$1,448	$2,459
Amortization of acquired below-market ground leases	$426	$1,957	$3,633	$5,873
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
The following table presents a reconciliation of our net income (loss), the most directly comparable GAAP measure, to FFO, Modified FFO and Core FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net income (loss)	$5,895	$13,645	$(30,664)	$40,808
Private perpetual preferred unit distributions	(1,050)	(1,050)	(3,151)	(3,151)
Real estate depreciation and amortization	45,700	46,741	144,455	141,533
Loss (gain) on disposition of property	1,125	—	(123,497)	(13,170)
Funds from operations attributable to common stockholders and the Operating Partnership	51,670	59,336	(12,857)	166,020
Amortization of below-market ground leases	426	1,957	3,633	5,873
Modified funds from operations attributable to common stockholders and the Operating Partnership	52,096	61,293	(9,224)	171,893
Interest expense associated with property in receivership	—	—	—	647
Severance expenses	637	—	6,173	—
Goodwill impairment charge	—	—	166,113	—
Core funds from operations attributable to common stockholders and the Operating Partnership	$52,733	$61,293	$163,062	$172,540

Weighted average shares and Operating Partnership Units
Basic	269,064	266,963	268,936	266,978
Diluted	270,115	270,357	268,936	269,945

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
As of September 30, 2026, with the exclusion of 1359 Broadway that was sold subsequent to quarter-end, there were approximately 0.7 million rentable square feet of space in our portfolio available to occupy (including leases signed but not yet commenced) representing 9.5% of the net rentable square footage of the properties in our commercial portfolio. In addition, leases representing 2.5% and 4.9% of net rentable square footage of the properties in our commercial portfolio will expire in 2026 and in 2027, respectively. These leases are expected to represent approximately 2.1% and 4.4%, respectively, of our annualized rent for such periods. Our revenues and results of operations can be impacted by expiring leases that are not renewed or re-leased or that are renewed or re-leased at base rental rates equal to, above or below the current average base rental rates. Further, our revenues and results of operations can also be affected by downtime after space is vacated and the costs we incur to re-lease available space, including payment of leasing commissions, redevelopments and build-to-suit remodeling that may not be borne by the tenant.
Observatory Operations
For the nine months ended September 30, 2026, the Observatory hosted 1,281,000 visitors, compared to 1,705,000 visitors for the nine months ended September 30, 2025, a decrease of 24.9%. Observatory revenue for the nine months ended September 30, 2026 was $69.5 million, a 25.3% decrease from $93.1 million for the nine months ended September 30, 2025. Observatory revenues were lower primarily from a reduction in pass program performance and a continued decrease in international visitors.
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
In addition to our diversified portfolio, our business is supported by a well-positioned balance sheet with good access to liquidity as set forth herein. The absence of unaddressed near term debt maturities provides an added degree of security. This provides us optionality in capital allocation decisions.
Critical Accounting Estimates
Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount, including goodwill, exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill.
During the second quarter of 2026, the Company identified triggering events indicating that the fair value of its Observatory reporting unit may have declined below its carrying amount, including goodwill, due to a sustained decline in visitor volume from a reduction in pass program performance and a continued decrease in international visitors. As a result of a decline in the projected performance and expected future cash flows of the Observatory reporting unit, the Company engaged a third-party valuation consulting firm and performed an interim quantitative goodwill analysis as of June 30, 2026. The quantitative analysis used a discounted cash flow method (a form of the income approach) utilizing Level 3 unobservable inputs. Significant assumptions under the income approach included revenue and cost projections, weighted average cost of capital and long-term growth rate. As a result of the quantitative analysis, the carrying value of the Observatory reporting unit, including goodwill, exceeded its estimated fair value, and the Company recognized a non-cash goodwill impairment charge of zero and $166.1 million during the three and nine months ended September 30, 2026, respectively, in the accompanying consolidated statements of operations.
Although the Company does not currently anticipate significant changes in the assumptions used in the quantitative analysis, many of the assumptions underlying the estimated fair value of the Observatory reporting unit are inherently uncertain, are outside of our control, and actual results may differ materially from the Company’s estimates. The remaining goodwill relating to the Observatory reporting unit of $61.4 million remains at risk of future impairment if the fair value of the reporting unit decreases due to changes in the amount or timing of expected future cash flows, decreases in visitation in excess of expectations, an inability to execute management’s business strategies, or general market conditions, such as economic downturns and changes in interest rates, which may impact discount rates.

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
As of September 30, 2026, we have interest rate SOFR swap and cap agreements with an aggregate notional value of $615.5 million and which mature between December 31, 2026 and November 1, 2033. The "variable to fixed" interest rate swaps have been designated as cash flow hedges and are deemed highly effective with fair values in an asset position of $22.1 million, which is included in prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2026.
As of September 30, 2026, the weighted average interest rate on the $2.2 billion of fixed-rate indebtedness outstanding was 4.78% per annum, each with maturities at various dates through April 1, 2036. As of September 30, 2026, we do not have floating rate debt.
As of September 30, 2026, the fair value of our outstanding debt was approximately $2.1 billion, which was approximately $0.1 billion less than the book value as of such date. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
As of September 30, 2026, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See “Financial Statements - Note 9. Commitments and Contingencies” for a description of legal proceedings.
ITEM 1A. RISK FACTORS
As of September 30, 2026, there have been no material changes to the risk factors. See the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, and any additional factors that may be contained in any filing we make with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Recent Purchases of Equity Securities
Stock and Publicly Traded Operating Partnership Unit Repurchase Program
Our Board of Directors authorized the repurchase of up to $500.0 million of our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units from January 1, 2026 through December 31, 2027. Under the program, we may purchase our Class A common stock and the Operating Partnership’s Series ES, Series 250 and Series 60 operating partnership units in accordance with applicable securities laws from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by us at our discretion and will be subject to stock price, availability, trading volume, general market conditions, and applicable securities laws. The authorization does not obligate us to acquire any particular amount of securities, and the program may be suspended or discontinued at our discretion without prior notice. During the three months ended September 30, 2026, we repurchased $22.8 million of common stock at a weighted average price of $4.40 per share. As of September 30, 2026, we had $477.2 million remaining of the authorized repurchase amount.
The following table summarizes repurchases of equity securities in each of the three months ended September 30, 2026 under the repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase (in thousands)
July 1 - July 31, 2026	196,489	$4.99	196,489	$499,020
August 1 - August 31, 2026	1,443,186	$4.81	1,443,186	$492,078
September 1 - September 30, 2026	3,545,997	$4.20	3,545,997	$477,172
Subsequent to September 30, 2026, through November 6, 2026, we repurchased 13,675,160 shares of our Class A common stock for approximately $63.3 million at a weighted average price of $4.63 per share. As of November 6, 2026, we had $413.9 million remaining of the authorized repurchase amount.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
EMPIRE STATE REALTY TRUST, INC.

Date:	November 9, 2026	By: /s/ Stephen V. Horn
Stephen V. Horn
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)